Form 10-K
period 2019-03-31
8X8 INC /DE/
filed 2019-05-21
CIK 1023731

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended March 31, 2019
Commission file number 000-21783
8x8, Inc.
(Exact name of Registrant as Specified in its Charter)

Delaware	77-0142404
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification Number)
2125 O'Nel Drive
San Jose, CA    95131
(Address of Principal Executive Offices including Zip Code)
(408) 727-1885
(Registrant's Telephone Number, Including Area Code)
Securities registered pursuant to Section 12(b) of the Act:

Title of each class Common Stock, Par Value $.001 Per Share	Trading Symbol EGHT	Name of each exchange on which registered New York Stock Exchange
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
YES    ☐        NO    ☒
Based on the closing sale price of the Registrant's common stock on the New York Stock Exchange on September 30, 2018, the aggregate market value of the voting stock held by non-affiliates of the Registrant was approximately $2.0 billion. For purposes of this disclosure, shares of common stock held by officers and directors of the Registrant, and any beneficial owners of more than 5% of the outstanding shares of common stock that the Registrant believes may be affiliates, have been excluded as shares that might be deemed to be held by affiliates. The determination of affiliate status for this purpose is not necessarily a conclusive determination for any other purpose.
The number of shares of the Registrant's common stock outstanding as of May 16, 2019 was 96,287,366.
DOCUMENTS INCORPORATED BY REFERENCE
Items 10, 11, 12, 13 and 14 of Part III incorporate information by reference from the Proxy Statement to be filed within 120 days of March 31, 2019 for the 2019 Annual Meeting of Stockholders.

8X8, INC.
INDEX TO
ANNUAL REPORT ON FORM 10-K
FOR THE YEAR ENDED MARCH 31, 2019

PART I
Forward-Looking Statements and Risk Factors
Statements contained in this annual report on Form 10-K, or Annual Report, regarding our expectations, beliefs, estimates, intentions or strategies are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Any statements contained herein that are not statements of historical fact may be deemed to be forward-looking statements. For example, words such as "may," "will," "should," "estimates," "predicts," "potential," "continue," "strategy," "believes," "anticipates," "plans," "expects," "intends," and similar expressions are intended to identify forward-looking statements. You should not place undue reliance on these forward-looking statements. Actual results and trends may differ materially from historical results and those projected in any such forward-looking statements depending on a variety of factors. These factors include, but are not limited to:

•	market acceptance of new or existing services and features,

•	customer acceptance and demand for our cloud communication and collaboration services,

•	changes in the competitive dynamics of the markets in which we compete,

•	the quality and reliability of our services,

•	customer cancellations and rate of churn,

•	our ability to scale our business,

•	customer acquisition costs,

•	our reliance on infrastructure of third-party network services providers,

•	risk of failure in our physical infrastructure,

•	risk of failure of our software,

•	our ability to maintain the compatibility of our software with third-party applications and mobile platforms,

•	continued compliance with industry standards and regulatory requirements in the United States and foreign countries in which we make our software solutions available, and the costs of such compliance,

•	risks relating to our strategies and objectives for future operations, including the execution of integration plans and realization of the expected benefits of our acquisitions,

•	the amount and timing of costs associated with recruiting, training and integrating new employees,

•	timing and extent of improvements in operating results from increased spending in marketing, sales, and research and development,

•	introduction and adoption of our cloud software solutions in markets outside of the United States,

•	risk of cybersecurity breaches,

•	risks related to our senior convertible notes and the related capped call transactions,

•	general economic conditions that could adversely affect our business and operating results,

•	implementation and effects of new accounting standards and policies in our reported financial results, and

•	potential future intellectual property infringement claims and other litigation that could adversely effect our business and operating results.
The forward-looking statements may also be impacted by the additional risks faced by us as described in this Annual Report, including those set forth under the section entitled "Risk Factors." All forward-looking statements included in this Annual Report are based on information available to us on the date hereof, and we assume no obligation to update any such forward-looking statements. Readers are urged to carefully review and consider the various disclosures made in this Annual Report, which attempts to advise interested parties of the risks and factors that may affect our business, financial condition, results of operations and prospects.
Our fiscal year ends on March 31 of each calendar year. Each reference to a fiscal year in this Annual Report, refers to the fiscal year ended March 31 of the calendar year indicated (for example, fiscal 2019 refers to the fiscal year ended March 31, 2019). Unless the context requires otherwise, references to "we," "us," "our," "8x8" and the "Company" refer to 8x8, Inc. and its consolidated subsidiaries.
ITEM 1. BUSINESS
Overview
8x8 is a leading cloud provider of enterprise Software-as-a-Service (SaaS) communications solutions, that enable businesses of all sizes to communicate faster and smarter across voice, video meetings, chat and contact centers, transforming both employee and customer experiences with communications that work simply, integrate seamlessly, and perform reliably. From one proprietary cloud technology platform, customers have access to unified communications, team collaboration, video conferencing, contact center, data and analytics and other services.

We believe that 8x8 is emerging from being the industry’s best kept secret. Unlike our cloud communication competitors, 8x8 owns its complete technology stack, built over twenty years of company investment and supported by over 170 technology patents. Our cloud communications and collaboration solutions are designed for easy deployment, management, and use, operating across multiple devices and locations for any business workflow or global environment. Built from core cloud technologies that we own and manage internally, our solution enables 8x8 customers to rely on one provider for their global communications, video meetings, contact center and customer support requirements.

The 8x8 technology platform provides customers with key technology integrations within their existing infrastructure. Companies are looking to increase their competitive edge by integrating their communications with Enterprise Resource Planning (ERP), Customer Relationship Management (CRM), Human Capital Management (HCM) applications, and other back-office IT (information technology) systems within their infrastructure. Further complicating matters, business users are circumventing their IT departments by using a variety of self-selected third-party tools for team communication and collaboration, driving a shift in the buying center for communications and collaboration from IT to individuals, a phenomenon known in the industry as "shadow IT." 8x8 integrates across CRM/ERP (such as Netsuite or Bullhorn), service and support (such as Zendesk or Salesforce sales cloud), and other productivity/collaboration tools (slack or G-suite, for example), providing seamless access, unified analytics, and business flexibility to 8x8 customers. This is supported by 8x8 through its data security and compliance certifications, including HIPAA, FISMA and ISO 27001,which meet or exceed the requirements of government and industry agencies around the world.

Many other legacy business processes have already experienced the move to the cloud phenomenon. Examples include companies using legacy front office applications switching to cloud providers like Salesforce.com, Inc., or the use of IT management applications migrating to industry disruptors such as Servicenow, Inc. Business communications applications are following suit as the next major business segment to migrate to the cloud. Businesses today face increasing cost and complexity with deployments of communications and collaboration solutions. Companies of all sizes are managing a global, distributed workforce that seeks to leverage multiple forms of communication in their day-to-day interactions. The rapid rise of mobile devices in the enterprise has created demand for bring-your-own-device (BYOD) integration as part of a typical business' communications needs. We believe that 8x8 is an industry disruptor (in the same vein as Salesforce was for front office applications or Servicenow was for IT applications), across three large markets: unified communications, video meeting solutions, and contact center applications. Our platform, which offers capabilities and functionality across all three areas in one integrated technology stack provides a complete cloud offering that enhances productivity and business insight. Combining these services allows our customers to eliminate information silos and expose vital, real-time communications data spanning multiple services, applications and devices which, in turn, can improve productivity, business performance and customer experience.
Traditionally, small businesses were the first to transition their communications to the cloud starting several years ago, due to cost effectiveness, ease of deployment and inherent flexibility. Mid-market and Enterprise sized companies that have adopted cloud-based solutions for other applications and processes are increasingly looking to modernize their communications in a similar fashion. We believe this adoption is being driven by the convergence of several market trends, including the increasing costs of maintaining installed legacy communications systems; the fragmentation resulting from varied use of multiple on-premises systems or point cloud solutions, which has worsened as workforces have become more distributed and international; and the proliferation of personal mobile devices in the workplace.
We have more than 1 million business users. Our customers are spread across more than 150 countries and range from small businesses to large enterprises with more than 10,000 employees. In recent years, we have increased our focus on the mid-market and enterprise customer sectors. In fiscal 2019, we experienced consistent top line revenue growth and the majority of our accelerated service revenue growth from customers of these business sizes.

The 8x8 Solution
We offer a highly scalable and configurable cloud communications platform comprising voice, video meetings, chat and team collaboration, contact center, and analytics for businesses of all sizes across the globe. With voice, video conferencing, team messaging and contact center integrated as one platform, customers can start out with just phone service and then roll out the additional capabilities when ready. The key attributes of the 8x8 solution include:

•
Communication, Meetings and Contact Center on One Cloud Technology Platform. We believe that integration of solutions for communication and collaboration drives more efficient employee and customer engagement and greater business productivity. Unlike our principal competitors, we own the core technology and manage the platform behind all of our services: voice, video meetings, contact center and team collaboration. We believe having control over our entire platform enables us to deliver a more consistent and seamless experience for our customers across all aspects of the service — from the user interface, to the technical support experience. For example, our 8x8 team messaging technology helps our customers tear down information silos by providing instant access to all employees within a global directory and real-time interoperability among multiple third-party collaboration tools.

•
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

•
Global Reach®. 8x8's Global Reach® technology refers to our global strategy to provide enterprise-grade quality of service, reliability, security and support for our multinational customers. Our platform utilizes intelligent geo-routing technology and leverages 15 data centers across seven dispersed regions - United States, Canada, United Kingdom, Continental Europe, Asia, South America, and Australia - to provide consistently high call quality to customers worldwide. Our global footprint allows us to provide support 24 hours a day.

•
Integration with Third-Party Business Applications. Our software uses a combination of open application program interfaces (APIs) and pre-built integrations to retrieve contextually relevant data from, and to enhance the functionality of, customers' third-party applications, including Salesforce, Microsoft Dynamics, Google, NetSuite, Zendesk, Oracle Sales Cloud, Bullhorn, and Hubspot.

•
Intuitive User Experience.  Our web, desktop and mobile interfaces act as the communications portal for all 8x8 services and provide customers with a familiar and consistent user experience across all endpoints.

•
Configurability. Each service plan in our flagship offering, X Series, is designed for the different roles in a company so customers only pay for the features each role needs. No matter what the business communication needs are now, X Series has a service plan designed to meet them, while giving customers an easy way to expand their communications options in the future. The simplicity and ease of configuration and deployment is due to all solutions being owned by 8x8 and sharing the same platform.

•
Rapid Deployment. Business agility in the global, modern economy is a competitive necessity, and we embrace the notion that communication services should be deployable as quickly as possible. Our services can generally be provisioned in minutes from web-based administrative tools. We continue to increase the automation across our customer bases for our provisioning, billing and other back systems to provide greater speed and flexibility in deployment for our customers. To ensure consistency and quality across our services and customer base, we have developed a standard, yet flexible, deployment methodology. We apply this systematic approach to all of our deployments, regardless of size or complexity.

•
Committed Service Quality over the Public Internet. We currently offer our qualifying enterprise customers an "end-to-end" service level agreement (SLA), with meaningful uptime and voice quality commitments, backed by service credits and a no-penalty early termination right for the customer under specified conditions.

•
Emphasis on Security and Compliance.  We have invested heavily in achieving compliance with various industry standards for data security, and to obtain related third-party certifications. We believe we have created a top-down culture of security and compliance, including a commitment to secure architecture and development.

Our Strategy
We are committed to developing and delivering the most innovative, reliable, scalable and secure cloud communications software for global business communications. Our strategy is informed by evolving market dynamics and a broad market focus across all customer sectors, along with the unique attributes of our technology.

Key elements of our strategy include:

•
Selling and Supporting our 8x8 X Series Service Line. We launched 8x8's latest service innovation, X Series, in July 2018 in the United States (US), and we have since rolled it out to the United Kingdom (UK) and Australia/New Zealand (ANZ) regions. Exemplifying our vision of one cloud communications solution, X-Series is offered with flexible service plans that have increasingly powerful communication capabilities, from plans that simply provide a new phone system to more complete plans that combine traditionally segregated unified communications and contact center services into one comprehensive offering. We intend to continue investing in positioning, selling and supporting X-Series.

•
Providing Enterprise Grade Reliability. We have invested in our software and software delivery infrastructure to provide a high-level of availability, reliability, security and compliance, and will continue to invest in this area. We intend to continue to expand our customer deployment and support capabilities, including our program management, professional services, and partner delivery capabilities, to meet the needs of customers.

•
Promoting the Benefits of Our Single Platform Solution. We believe business communications solutions increasingly require a breadth of software capabilities, from a simple phone system with voice to hosting audio and video meetings to complex multi-channel contact center capabilities. We believe our ability to deliver a full spectrum of capabilities on one cloud platform from a single vendor is a competitive advantage, especially for larger customers. The one platform enables instant communication between employees, customers, sales and services with voice, video meetings, team messaging, and contact center, delivering a consistent user experience across desktop and mobile applications, reducing the ramp up time and accelerating the speed of business as well as easing the move to the cloud. By having a common set of interaction capabilities and information about how the business communicates with customers, partners, and employees, customers receive rapid insights into the real-time and historical intelligence of their business, allowing them to improve their customer, partner, and employee experience. We plan to continue expanding these services within our platform, including extending our contact center capabilities, advancing our video meetings solutions, adding deeper collaboration services, and bringing to market an increasing number of analytics-driven features beyond the quality management and speech analytics tools brought to market in fiscal year 2020.

•
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

•
Acquiring Strategic Assets. We intend to identify, acquire and integrate strategic technologies, assets and businesses to expand the breadth and adoption of our cloud software offerings and drive growth, both domestically and internationally.

Our Services
Powered by one fully owned technology stack, 8x8's solutions serve businesses of all sizes, and can be readily configured to serve large, globally distributed enterprise customers. All of our core software components work together and can be combined into different bundles depending on the business needs of our customers.
Over the course of fiscal 2019, we offered a variety of stand alone services and offerings:

•	8x8 Virtual Office is a self-contained, feature rich, end-to-end solution that delivers high quality voice and unified communications-as-a-service globally.

•
8x8 Contact Center is a multi-channel cloud-based contact center solution that enables both large and small contact centers to enjoy the same customer experience and agent productivity benefits previously available only to large contact centers at a much higher cost.

•
8x8 Meetings is a cloud-based video conferencing and collaboration solution that enables secure, continuous collaboration with borderless high definition (HD) video and audio communications from mobile and desktop devices anywhere in the world.

•
8x8 Team Messaging is an integrated open team messaging platform to facilitate modern modes of communication with support for direct messages, public and private team messaging rooms, short messaging service (SMS), presence, emojis, and “@ mentions,” i.e. embedded links directed at named users. With the team messaging technology, our customers can collaborate across more than twenty disparate team messaging solutions.

•
Script8® (Scripting Engine) is a dynamic communications flow and routing engine that offers a scripting environment for intelligently routing communications data for specific workflows. Script8 allows end-users to create simple, personalized and customizable communications experiences, including communications control, external data source integration and intelligent routing.

8x8 SX Series

The capabilities of these stand-alone services are integrated into a comprehensive offering called 8x8 X Series. We began releasing integrated service suites during our fiscal 2018 with offerings such as Virtual Office X8 Editions. During fiscal 2019, we accelerated the transition by delivering the X Series platform and driving adoption to more than 10,000 new customers. X Series service plans are designed so customers pay for only those capabilities the business needs.

Designated X1 through X8, we offer the following service plans and capabilities in the 8x8 X Series:

•
X1 through X4 provide enterprise-grade voice, unified communications, video meetings and team collaboration functionality. Delivered from a single platform, these service plans provide more than just PBX replacement by offering one application for business voice, team messaging and meetings so that employees can quickly, easily and with just one click move from a chat message to a phone call to a video conference. Users can access the essential communication and collaboration features through the desktop app, mobile app or a desk phone. As a business grows, the details and features of plans can be mapped to business needs such as a lobby or store floor, a global caller organization, or to supervisor/analyst requirements. Features expected by demanding communications and collaboration customers today, such as auto attendants; worldwide extension dialing; corporate directory with click-to-call functionality; presence, messaging and chat; call recording; call monitoring; internet fax; and the ability to interact contextually with inbound communication (email, call or chat) can be mixed and matched for customizable packages fit for business to most effectively meet the needs of individual users.

•
X5 through X8 generally provide the features of X1 through X4, plus contact center functionality. These service plans deliver employee experience and deep customer engagement through integrated cloud communication, contact center software and video meetings solutions. Whether the customer is managing a startup or a large enterprise, 8x8 X Series provides the communication capabilities that contact center agents need to respond faster using instant access to relevant information and subject matter experts. Designed to ensure that customers pay for only the requirements needed, there are four X Series Cloud Contact Center service plans: the Voice-Focused Contact Center with Predictive Dialer Plan; the Voice-Focused Contact Center with Advanced Reporting Plan; the Multichannel Contact Center with Advanced Reporting Plan; and the Multichannel Contact Center with Advanced Analytics and Predictive Dialer Plan, inclusive of quality management, speech analytics, and outbound predictive AI dialer.

The result is a communication, meeting, and contact center engagement platform that enables businesses to move at the speed of employee and customer expectations, leading to less churn and more revenue.
Our Technology
We introduced our first communications SaaS offering in 2002, and have since heavily invested in expanding our platform, solutions, features and capabilities. Our services are powered by internally-owned and operated technologies and are delivered to our customers from our micro services based cloud communications platform. We hold more than 170 United States patents covering a variety of voice and video communications, signaling, processing, analytics, and storage technologies. Many of our current patents apply to the communications software used in our various SaaS solutions.
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
Our software solutions provide mission critical services to our business customers. Therefore, we have developed technologies and cloud native architectures that ensure high reliability and uptime of our services.
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
In addition, we have instrumented hundreds of thousands of 8x8 endpoints to provide details of quality of connection information at the end of each call to 8x8's internal network operations big data environment. The results of data analytics over this data set is used by our operations and support teams to optimize the delivery of the service as well as reduce impact of carrier outages on our customers. This is possible due to our full control over the core networking stack and the transit connections in our data centers.
Furthermore, we have been leveraging public cloud infrastructure services such as Amazon Web Service (AWS) and Google Cloud Platform (GCP) as an important part of our infrastructure expansion strategy to increase the velocity of innovation and value delivery to our customers. This is done by taking advantage of the elasticity and power of Infrastructure as a Service (IaaS) as well as artificial intelligence/machine learning capabilities of AWS and GCP for many of our microservices and services such as storage (for data sovereignty), analytics, integration framework and quality management.

In fiscal 2019, we invested heavily in scaling, testing and expanding our platform globally. This is made possible by heavy investment in automation, continuous deployment and continuous integration tools and associated processes. Embracing the latest trends in the software development and operations (DevOps) culture, these investments included focusing on containerization of our applications and utilizing kubernetes for orchestration to automate the deployment and rapid scaling of our containerized applications globally consistently across public cloud and our own data centers. Our one platform and microservices infrastructure, allows our operations to roll-out new services quickly and efficiently to all of our customers and further allows us to scale, manage, and maintain our platform cost-effectively.
Our technologies include a number of deployment methodologies that promote consistency and efficiency in the implementation of our services, while driving customer adoption of our more advanced software features. We also manage and port existing business numbers globally, and we provide local number porting services in more than 40 countries. Our software provides connectivity to emergency services and other services required by telecommunications regulations in different regions of the world. We have developed our own proprietary billing software which is closely integrated with our offerings.
We have developed a set of data processing and analytics technologies to respond to the needs of global enterprise customers. Our analytics solutions are developed on a purpose-made, in-house-built real time analytics platform. The same one platform is used for unified communication and contact center customers. The data and insights from the system are available in home grown reports as well as dashboards and wallboards. Our large customers are also able to request (API) access to data in order to allow them to embed 8x8 datasets in their own analytics driven processes and tools.
Finally, a key aspect of our technology, especially critical for larger enterprise customers and certain industry verticals, such as healthcare, is our emphasis on security and compliance, which we have addressed through specific measures such as our end-to-end encryption technologies and certifications with various regulations and industry standards.
Sales, Marketing and Promotional Activities
We market our services directly to end users through a variety of means, including search engine marketing and optimization, third-party lead generation sources, industry conferences, trade shows, webinars, and digital advertising channels. We employ a direct sales organization, consisting of inside and field-based sales agents, and we partner with an indirect channel partner network consisting of master agents and the sub agent community, value-added resellers (VARs), independent software vendors (ISVs), system integrators and service providers. We typically contract directly with the end customer and use these channel partners to identify, qualify and manage prospects throughout the sales cycle, although we also have arrangements with a number of partners who resell our services to their own customers, with whom we do not contract directly. For mid-market and enterprise customers, our sales professionals work closely with inside technical support, sales engineers and deployment specialists to develop customized solution proposals based on individual customer requirements.

In fiscal 2019, we continued to invest in new and unique demand generation tools and programs. For our direct and channel teams, we hosted customers and partners at "8x8 Experience Roadshow", a series of conferences held across several cities to share recent product developments and hear customer feedback first-hand. For our channel partners, we began the Elev8 program to visit and enable sub-agents with tools and training to effectively sell 8x8 solutions. We also launched 8x8 Partner Xchange, a new online portal that enables channel partners to effectively and efficiently manage their 8x8-related business and drive sales of 8x8 solutions. PartnerXchange is a single platform that makes it easier for partners to do business with 8x8 globally. We also continued to invest in developing partner deployment and support certification programs. We believe the 8x8 partner channel strategy has been a critical component of our strategy for winning large and mid-market enterprise business. In this most recent fiscal year, we significantly focused on strengthening those relationships and enhancing our global partner program to drive channel onboarding, enablement, and customer sales.
Competition
Given the size and stage of the current market opportunity and the breadth of our communications platform, we face competition from many companies, including other cloud services providers, communications and collaboration software vendors and incumbent telephone companies and other resellers of legacy communications equipment. For more information regarding the risks associated with such competition, please refer to our "Risk Factors" below.
Cloud Communications and Contact Center Services Providers
For customers looking to implement cloud-based communications, we compete with other cloud communication and contact center service providers such as RingCentral, Inc., Vonage Holdings Corp., Zoom Video Communications, Inc., Fuze, Inc., Five9, Inc., and NICE inContact. We believe that the integration of our services over a common platform, including contact center, differentiates our services from those offered by these competitors.
Large and Disruptive Internet and Cloud Services Vendors
We also face competition from communications and collaboration software vendors such as Cisco Systems, Inc., Google, Inc., Amazon Web Services, Inc., Microsoft Corporation, and Slack, Inc., some of which are well established in the communications industry while others have only recently begun to market cloud communications solutions. Some of these competitors have developed strong software solutions for its respective communications and/or collaboration silo. Many of these competitors are substantially larger, better capitalized, and more well-known than we are. However, we believe that a collective deployment of these software solutions is likely to be more expensive and cumbersome for customers, when compared to similar deployments of our services.
Incumbent Telephony Companies and Legacy Equipment Providers
Our cloud-based software replaces wire line business voice services sold by incumbent telephone and cable companies such as AT&T, Inc., CenturyLink, Inc., Comcast Corporation, and Verizon Communications, Inc. often in conjunction with on-premises hardware solutions from companies like Avaya, Inc., Cisco and Mitel Networks Corp. We believe that the solutions offered by these competitors are typically more expensive to adopt, require cumbersome on-premises implementations, and need regular hardware and IT infrastructure upgrades. Furthermore, the offerings often do not provide all the functionality needed for larger customers to integrate their communication systems with their IT infrastructure, therefore requiring additional system integration investments.
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
Network Operations Center
We maintain global network operations centers at our headquarters in San Jose, California and in Cluj-Napoca, Romania, and employ experienced staff in voice and data operations in US, UK, and Romania to provide 24-hour operations support, seven days per week. We use various tools including an extensive set of synthetic tests and Application Performance Monitoring (APMs) to monitor and manage elements of our network and our partners' networks in real time. We also monitor the network elements of some of our larger business customers. Additionally, our network operations centers provide technical support to troubleshoot equipment and network problems. We also rely upon the network operations centers and resources of our telecommunications carrier partners and data center providers to augment our monitoring and response efforts.
In the event of a major disruption at a data center, such as a natural disaster, failover between data centers for 8x8 Virtual Office and 8x8 X Series is designed to occur almost instantly and with minimal disruption. In addition, most of the maintenance services performed by 8x8 do not interrupt the service we provide to customers. For example, we can move the core call flow processing from one data center to another without dropping a call. We offer local redundancy (i.e., failover to a data center within the same region) as a standard feature of 8x8 Virtual Contact Center and X Series, and geographical redundancy (i.e., failover to a data center in a different region) can be enabled as an option to provision geo-redundant tenants on multiple sites.
Customer and Technical Support
8x8 maintains a global customer support organization with operations in the United States, United Kingdom, Philippines, Singapore, and Romania. Customers can access 8x8 customer support services directly from the company website, or receive multi-channel technical support via phone, chat, web and email. Emergency support is available on a 24x7 basis.
We take a lifecycle approach to customer support, supporting customers from onboarding to deployment and training, and through the renewal process, to drive greater user adoption of 8x8 services. For our larger enterprise customers, our Elite Touch implementation methodology utilizes a Deployment Management team and provides active support through the "go-live" date at each customer site. We also have an Elite Customer Success Program, and, for a certain profile of customer, a dedicated Customer Success Manager, as a single point of contact for every aspect of the post-sale relationship.  Finally, we offer a variety of training classes through our 8x8 Academy, either through instructor-led classes or self-paced on-line learning.
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
Research and Development
The cloud communications market is characterized by rapid technological changes and advancements, typical of most SaaS markets. Accordingly, we make substantial investments in the design and development of new products and services, as well as the development of enhancements and features to our existing products and services, and make these enhancements available to our customers frequently. Research and development expenses in each of the fiscal years ended March 31, 2019, 2018, and 2017 were $62.1 million, $36.4 million, and $29.0 million, respectively.
We plan to continue to invest in expanding the set of services within our platform, including extending our contact center capabilities, adding deeper collaboration services, and bringing an increasing number of analytics-driven applications to market. Our development programs continue to focus on the integration and functionality of our products and services with other SaaS services, such as Microsoft Teams, ServiceNow, Google's GSuite, Salesforce.com, NetSuite, Zendesk and others. We also plan to continue investing in our AI and ML research, to develop more intelligent features for our services.
We currently employ individuals in research, development and engineering activities in our facilities in San Jose, California, London, England and Cluj-Napoca, Romania as well as outsourced software development consultants.
Regulatory Matters
In the United States, VoIP and other software communications and collaboration services, like ours, have been subject to less regulation at the state and federal levels than traditional telecommunications services. The Federal Communications Commission (FCC) has subjected VoIP service providers to a subset of the regulations that apply to traditional telecommunications service providers and has not yet classified VoIP services as either telecommunications or information. The FCC is currently examining the status of VoIP service providers and the services they provide in multiple open proceedings.
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
In addition to regulations addressing Internet telephony and broadband services, other regulatory issues relating to the Internet generally could affect our ability to provide our services. Congress has adopted legislation that regulates certain aspects of the Internet including online content, user privacy, taxation, liability for third-party activities and jurisdiction. In addition, a number of initiatives pending in Congress and state legislatures would prohibit or restrict advertising or sale of certain products and services on the Internet, which may have the effect of raising the cost of doing business on the Internet generally. Certain states are also enacting privacy legislation. In particular, California has enacted the California Consumer Privacy Act (CCPA) which is scheduled to go into effect January 1, 2020. The CCPA imposes new obligations on for profit companies, including us, doing business in California with annual gross revenue in excess of $25 million, and substantially increases potential liability for such companies for failure to comply with data protection rules applicable to California residents.
Internationally, we are subject to a complex patchwork of regulations that vary from country to country. Some countries have adopted laws that make the provision of VoIP services illegal within the country. Other countries have adopted laws that impose stringent licensing obligations on providers of VoIP services like ours. In many countries, it is not clear how laws that have historically been applied to traditional telecommunications providers will be applied to providers of VoIP services like us. On May 4, 2016, the European Union (EU) formally adopted the General Data Protection Regulation, or GDPR, which became effective on May 25, 2018, replacing the Data Protection Directive 95/46/EC. The GDPR imposes new obligations on all companies, including us, and substantially increases potential liability for all companies, including us, for failure to comply with data protection rules.
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
Please refer to Part I, Item 1A "Risk Factors," for a discussion of additional regulatory risks, proceedings and issues that could adversely affect our business and operating results in the future.
Intellectual Property and Proprietary Rights
Our ability to compete depends, in part, on our ability to obtain and enforce intellectual property protection for our technology in the United States and internationally. We currently rely primarily on a combination of trade secrets, patents, copyrights, trademarks and licenses to protect our intellectual property. We currently hold more than 170 United States patents, which we expect to expire between 2019 and 2036. We have additional patent applications pending. We cannot predict whether our pending patent applications will result in issued patents.
To protect our trade secrets and other proprietary information, we require our employees to sign agreements providing for the maintenance of confidentiality and also the assignment of rights to inventions made by them while employed by us. There can be no assurance that our means of protecting our proprietary rights in the United States or abroad will be adequate or that competition will not independently develop technologies that are similar or superior to our technology, duplicate our technology or design around any of our patents. In addition, the laws of foreign countries in which our products and services are or may be sold may not protect our intellectual property rights to the same extent as do the laws of the United States. Our failure to protect our proprietary information could cause our business and operating results to suffer.
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

We utilize certain technology, including hardware and software, that we license from third parties. Most of these licenses are on standard commercial terms made generally available by the companies providing the licenses. To date, the cost and terms of these licenses individually has not been material to our business. There can be no assurance that the technology licensed by us will continue to provide competitive features and functionality or that licenses for technology currently utilized by us or other technology which we may seek to license in the future will be available to us on commercially reasonable terms or at all. The loss of, or inability to maintain, existing licenses could result in shipment delays or reductions until equivalent technology or suitable alternative products and services could be developed, identified, licensed and integrated, and could harm our business.
Geographic Areas
We have one reportable segment. Financial information relating to revenues generated in different geographic areas are set forth in Note 11 to our consolidated financial statements contained in Part II, Item 8 of this Annual Report.
Employees
As of March 31, 2019, our workforce consisted of 1,497 full time employees most of whom are located in the US, UK, and Romania. None of our employees are represented by a labor union nor subject to a collective bargaining arrangement.
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
Information About Our Executive Officers
Our executive officers as of the date of this report are listed below.
Vikram Verma, Chief Executive Officer. Vikram Verma, age 54, has served as Chief Executive Officer since September 2013 and as a director since January 2012. From October 2008 through August 2013, Mr. Verma was President of Strategic Venture Development for Lockheed Martin. From 2006 through 2008, Mr. Verma was President of the IS&GS Savi Group, a division of Lockheed Martin. Prior to 2006, Mr. Verma was Chairman and Chief Executive Officer of Savi Technology, Inc. Mr. Verma received a B.S.E.E. degree from Florida Institute of Technology, a M.S.E. degree from the University of Michigan in electrical engineering, and the graduate degree of Engineer in Electrical Engineering from Stanford University.
Bryan Martin, Chairman and Chief Technology Officer. Bryan Martin, age 51, has served as Chairman of the Board of Directors since December 2003, has served as Chief Technology Officer since September 2013 and as a director since February 2002. From February 2002 to September 2013, he served as Chief Executive Officer. From March 2007 to November 2008, and again from April 2011 to December 2011, he served as President. From February 2001 to February 2002, he served as our President and Chief Operating Officer. He served as our Senior Vice President, Engineering Operations from July 2000 to February 2001 and as Chief Technical Officer from August 1995 to August 2000. He also served as a director of the Company from January 1998 through July 1999. In addition, Mr. Martin served in various technical roles for the Company from April 1990 to August 1995. He received a B.S. and an M.S. in Electrical Engineering from Stanford University.
Steven Gatoff, Chief Financial Officer. Steven Gatoff, age 51, joined 8x8 in October 2018 and has served as our Executive Vice President and Chief Financial Officer since November 2018. Prior to joining the Company, Mr. Gatoff served as Chief Financial Officer of Elementum during 2018, and from 2017 through 2018 was the Chief Financial Officer of PagerDuty.  Prior to that, Mr. Gatoff was Chief Financial Officer of Rapid7 from 2013 to 2017 and Chief Financial Officer of iPass from 2009 to 2013. From 2002 through 2009, Mr. Gatoff held a succession of financial and accounting executive roles at software and technology companies, including Senior Vice President of Finance and Corporate Controller.  Prior to these roles, Mr. Gatoff spent eight years in investment banking with Morgan Stanley, Credit Suisse and Bear Stearns.  Mr. Gatoff holds a M.B.A. from Columbia University and received his CPA license from the State of New York.

Dejan Deklich, Chief Product Officer. Dejan Deklich, age 44, has served as our Chief Product Officer since September 2017. Mr. Deklich had been serving as our Senior Vice President of Research and Development since February 2017. Prior to joining the Company, Mr. Deklich served as Vice President of Platform and Cloud at Splunk from January 2013 to September 2016. Mr. Deklich also held various senior roles at Nice System post Merced Systems acquisition, as well as Atribbutor, Yahoo and IBM Research. Mr. Deklich holds a Masters of Science degree in Computer Engineering from Santa Clara University and Masters in Physics from University of Bremen, Germany.
Matthew Zinn, Senior Vice President, General Counsel, Chief Privacy Officer and Secretary. Matthew Zinn, age 55, has served as our Senior Vice President, General Counsel, Secretary, and Chief Privacy Officer since September 2018. Mr. Zinn previously served as General Counsel and Secretary at Jaunt, Inc. from June 2017 to September 2018.  From April 2006 until January 2017, Mr. Zinn served as Senior Vice President, General Counsel, Secretary, and Chief Privacy Officer for TiVo Inc. Prior to that, Mr. Zinn had served as Vice President, General Counsel, and Chief Privacy Officer since July 2000 and as Corporate Secretary since November 2003 of TiVo Inc. Prior to TiVo, Mr. Zinn held senior legal positions at MediaOne Group Inc., Continental Cablevision, and the law firms of Cole, Raywid & Braverman and Fisher, Wayland, Cooper & Leader. Mr. Zinn holds a B.A. degree in Political Science from the University of Vermont and holds a J.D. degree from the George Washington University National Law Center.
ITEM 1A. RISK FACTORS
If any of the following risks actually occur, our business, results of operations and financial condition could suffer significantly.
Our success depends on acquiring new customers, and retaining and selling additional services to existing customers.
Our future success depends on our ability to significantly increase revenue generated from sales of our cloud software solutions to business customers, including small and mid-size businesses (SMBs) as well as mid-market and larger enterprises. To increase our revenue, we must add new customers and encourage existing customers to continue their subscriptions (on terms favorable to us), increase their usage of our services, and/or purchase additional services from us. For customer demand and adoption of our cloud communications solutions to grow, the quality, cost and feature benefits of these services must compare favorably to those of competing services. For example, our cloud unified communications and contact center services must continue to evolve so that high-quality service and features can be consistently offered at competitive prices. As our target markets mature, or as competitors introduce lower cost and/or more differentiated products or services that compete or are perceived to compete with ours, we may be unable to renew or extend our agreements with existing customers or attract new customers, or new business from existing customers, on favorable terms, or at all, which could have an adverse effect on our revenue and growth.
The rate at which our existing customers purchase any new or enhanced services we may offer depends on a number of factors, including general economic conditions, the importance of these additional features and services to our customers, the quality and performance of our cloud communications solutions, and the price at which we offer them. If our customers react negatively to our new or enhanced service offerings, such as our recently launched X Series suite of services, or our efforts to upsell are otherwise not as successful as we anticipate, our business may suffer. Our sales strategies must also continue to evolve and adapt as our market matures, for example through the offering of additional customer self-service tools and automation for the SMB sector and the development of new and more sophisticated sales channels that leverage the strengths of our partners. In addition, marketing and selling new and enhanced features and services may require increasingly sophisticated and costly sales and marketing efforts that may require us to incur additional expenses and negatively impact the results of our operations.
To support the successful marketing and sale of our services to new and existing customers, we must continue to offer high-quality training, implementation, and customer support. Providing these services effectively requires that our customer support personnel have industry-specific technical knowledge and expertise, which may make it difficult and costly for us to locate and hire qualified personnel, particularly in the competitive labor market in Silicon Valley where we are headquartered. Our support personnel also require extensive training on our products and services, which may make it difficult to scale up our support operations rapidly or effectively. The importance of high-quality customer support will increase as we expand our business globally and pursue new mid-market and enterprise customers. If we do not help our customers quickly resolve post-implementation issues and provide effective ongoing support, our ability to sell additional features and services to existing customers will suffer and our reputation may be harmed.
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
A portion of our revenue is generated through our direct sales. This channel is driven largely by sales agents—including inside and field-based sales agents—who market and sell our services products and services to customers. Our future success requires continuing to develop and maintain a successful direct sales organization that identifies and closes a significant portion of sales opportunities in the market for cloud communications services. If we fail to do so, or if our sales agents are not successful in their sales efforts, we may be unable to meet our revenue growth targets.
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
As we increase sales to enterprise customers, our average sales cycle has become longer and more challenging.

We currently derive a majority of our revenues from sales of our cloud software solutions to mid-market and larger enterprises, and we believe that increasing our sales to these customers is key to our future growth. Our sales cycle, which is the time between initial contact with a potential customer and the ultimate sale to that customer, is often lengthy and unpredictable for larger enterprise customers. Many of our prospective enterprise customers do not have prior experience with cloud-based communications and, therefore, typically spend significant time and resources evaluating our solutions before they purchase from us. Similarly, we typically spend more time and effort determining their requirements and educating these customers about the benefits and uses of our solutions. Enterprise customers also tend to demand more customizations, integrations and additional features than SMB customers. As a result, we may be required to divert more sales and engineering resources to a smaller number of large transactions than we have in the past, which means that we will have less personnel available to support other sectors, or that we will need to hire additional personnel, which would increase our operating expenses.
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
We face significant risks in implementing and supporting the services we sell to mid-market and larger enterprises and, if we do not manage these efforts effectively, our recurring service revenue may not grow at the rate we expected, and our business and results of operations could be harmed.
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
We also face challenges building and training an integrated sales force capable of addressing the services and features of our comprehensive service suite, as well as a staff of expert engineering and customer support personnel capable of addressing the full range of implementation and configuration issues that tend to arise more frequently with larger customers. Also, we have only limited experience in developing and managing sales channels and distribution arrangements for larger businesses. If we fail to effectively execute the sale, configuration and ongoing support of our services to mid-market and larger enterprises, our results of operations and our overall ability to grow our customer base could be materially and adversely affected.
Intense competition in the markets in which we compete could prevent us from increasing or sustaining our revenue growth and increasing or maintaining profitability and cause us to incur losses, which could harm our business.
The cloud communications industry is competitive, and we expect it to become increasingly competitive in the future. We may also face competition from companies in adjacent or overlapping industries.
In connection with our unified communication services, we face competition from other providers of cloud communication services, such as RingCentral, Zoom, Fuze, Vonage, Dialpad, Nextiva and Shoretel (acquired by Mitel in 2017). In connection with our cloud contact center services, we face competition from other providers of cloud and premise-based contact center software services, such as NICE/inContact, Five9 and Interactive Intelligence.
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
Many of our current and potential competitors have longer operating histories, significantly greater resources and brand awareness, and a larger base of customers than we have. As a result, these competitors may have greater credibility with our existing and potential customers. They also may adopt more aggressive pricing policies and devote greater resources to the development, promotion and sale of their products and services. Our competitors may also offer bundled service arrangements that present a more differentiated or better integrated product and services to customers. Increased competition could require us to lower our prices, reduce our sales revenue, lower our gross profits or cause us to incur losses and/or cause us to lose market share. In addition, many of our customers are not subject to long-term contractual commitments and have the ability to switch from our services to our competitors' offerings on relatively short notice. Given the significant price competition in the markets for our services, we may be at a disadvantage compared with those competitors who have substantially greater resources than us or may otherwise be better positioned to withstand an extended period of downward pricing pressure. The adverse impact of a shortfall in our revenues may be magnified by our inability to adjust our expenses to compensate for such shortfall. Announcements, or expectations, as to the introduction of new products and technologies by our competitors or us could cause customers to defer purchases of our existing products and services, which also could have a material adverse effect on our business, financial condition or operating results.
The market for cloud software solutions is subject to rapid technological change, and we depend on new product and service introductions in order to maintain and grow our business, including in particular our recently launched X Series service line.
We operate in an emerging market that is characterized by rapid changes in customer requirements, frequent introductions of new and enhanced products and services, and continuing and rapid technological advancement. To compete successfully in this emerging market, we must continue to design, develop, manufacture, and sell highly scalable new and enhanced cloud software solutions products and services that provide higher levels of performance and reliability at lower cost. If we are unable to develop new products and services that address our customers' needs, to deliver our cloud software solution applications in one seamless integrated service offering that addresses our customers' needs, or to enhance and improve our products and services in a timely manner, we may not be able to achieve or maintain adequate market acceptance of our services. Our ability to grow is also subject to the risk of future disruptive technologies. Access and use of our products and services is provided via the cloud, which, itself, has been disruptive to the previous premises-based model.
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
We launched our new service line, branded "X Series," in July 2018. We market X Series as an array of packaged offerings (designated X2, X4, etc.), which start at the most basic version of our unified communications solution, and add engagement capabilities at each new level, with the top-tier X Series packages combining unified communications and contact center services into a single offering. Customer demand for our X Series offerings will depend on a number of factors, including, for example, factors inherent to the product itself, such as quality of service, reliability, feature availability, and ease of use; and factors relating to our ability to implement, support and market and sell the service effectively. More fundamentally, the success of X Series may depend on whether the market for unified communications, collaborations and contact center services is trending towards convergence of these three solutions into a single system, as we are predicting. We cannot be certain that this market trend will occur according to the timeline we are expecting, or at all. For example, if the various components of our service were to become commoditized and standardized in a way that diminishes the benefits of a single platform for customers, there may be less demand for a unified suite of services like X Series. Low customer demand could make it more difficult for us to win the business of new customers or gain additional business from existing customers, either of which in turn could cause our service revenue to grow more slowly than we expect, or to remain flat or even decrease in future periods.
We have a history of losses and are uncertain of our future profitability.
We recorded a net operating loss of approximately $88.7 million for the twelve months ended March 31, 2019 and ended the period with an accumulated deficit of approximately $250.3 million. We expect to continue to incur operating losses in the near future as we continue to invest in growth. During our fiscal year ending March 31, 2020, we intend to increase significantly our investments in sales and marketing (and digital demand generation in particular), and in research and development, among other areas of our business, in order to compete more successfully for the business of companies that are transitioning to cloud communications and otherwise position ourselves to take advantage of long-term revenue-generating opportunities.

As we increase our investments in these areas, we will likewise need to increase our rate of revenue growth in order to generate and sustain operating profitability in future periods. The investments we expect to make in fiscal 2020 and beyond may not generate the returns that we anticipate, which could adversely impact our financial condition and make it more difficult for us to grow revenue and/or achieve profitability in the time period that we expect, or at all. Given our history of fluctuating revenues and operating losses, we cannot be certain that we will be able to achieve or maintain operating profitability in the future.

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
As usage of our cloud software solutions by mid-market and larger enterprises expands and as customers continue to integrate our services across their enterprises, we are required to devote additional resources to improving our application architecture, integrating our products and applications across our technology platform, integrating with third-party systems, and maintaining infrastructure performance. To the extent we increase our customer base and as our customers gain more experience with our services, the number of users and transactions managed by our services, the amount of data transferred, processed and stored by us, the number of locations where our service is being accessed, and the volume of communications managed by our services have in some cases, and may in the future, expand rapidly. In addition, we will need to appropriately scale our internal business systems and our services organization, including customer support and services and regulatory compliance, to serve our growing customer base. Any failure or delay in these efforts could cause impaired system performance and reduced customer satisfaction. These issues could reduce the attractiveness of our cloud software solutions to customers, resulting in decreased sales to new customers, lower renewal rates by existing customers, the issuance of service credits, or requested refunds, which could hurt our revenue growth and our reputation. These system upgrades and the expansion of our support and services have been and will continue to be expensive and complex, requiring management time and attention and increasing our operating expenses. We could also face inefficiencies or operational failures as a result of our efforts to scale our infrastructure and information technology systems. There are inherent risks associated with upgrading, improving and expanding our information technology systems and we cannot be sure that the expansion and improvements to our infrastructure and systems will be fully or effectively implemented on a timely basis, if at all. These efforts may reduce revenue and our margins and adversely impact our financial results.
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
Due to our reliance on these service providers, when problems occur in a network, it may be difficult to identify the source of the problem. The occurrence of hardware and software errors, whether caused by our service or products or those of another vendor, may result in the delay or loss of market acceptance of our products and services and any necessary revisions may force us to incur significant expenses. Under the terms of the "end-to-end" service level commitments that we make for the benefit of qualifying customers, we are potentially at risk for service problems experienced by these service providers. Customers who do not qualify for these enhanced service level commitments may nevertheless hold us responsible for these service issues and seek service credits, early termination rights or other remedies. Accordingly, service issues experienced by our service provider partners may harm our reputation as well as our business, financial condition or operating results.
Internet access providers and Internet backbone providers may be able to block, degrade or charge for access to, or the bandwidth use of, certain of our products and services, which could lead to additional expenses and the loss of users.
Our products and services depend on the ability of our users to access the Internet, and certain of our services require significant bandwidth to work effectively. In addition, users who access our services and applications through mobile devices, such as smartphones and tablets, must have a high-speed connection, such as Wi-Fi, 3G, 4G or LTE, to use our services and applications. Currently, this access is provided by companies that have significant and increasing market power in the broadband and Internet access marketplace, including incumbent telephone companies, cable companies and mobile communications companies. Some of these providers offer products and services that directly compete with our own offerings, which give them a significant competitive advantage. Some of these broadband providers have stated that they may exempt their own customers from data-caps or offer other preferred treatment to their customers. Other providers have stated that they may take measures that could degrade, disrupt or increase the cost of user access to certain of our services by restricting or prohibiting the use of their infrastructure to support or facilitate our offerings, or by charging increased fees to us or our users to provide our offerings, while others, including some of the largest providers of broadband Internet access services, have committed to not engaging in such behavior. These providers have the ability generally to increase their rates, which may effectively increase the cost to our customers of using our cloud software solutions.
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
There is legal uncertainty as to whether states that have passed such laws have the authority to do so if such laws could be interpreted to conflict with the January 4, 2018 Order. Due to this legal uncertainty, the U.S. Department of Justice filed a Motion for Preliminary Injunction on September 30, 2018, seeking to prevent California from enforcing its law set to become effective January 1, 2019. In response, California state officials have agreed to delay enforcement of the new law at least until appeal of the January 4, 2018 Order is resolved by the U.S. Court of Appeals for the District of Columbia Circuit.
Many of the largest providers of broadband services, like cable companies and traditional telephone companies, have publicly stated that they will not degrade or disrupt their customers' use of applications and services, like ours. If such providers were to degrade, impair or block our services, it would negatively impact our ability to provide services to our customers, likely result in lost revenue and profits, and we would incur legal fees in attempting to restore our customers' access to our services. Broadband internet access providers may also attempt to charge us or our customers additional fees to access services like ours that may result in the loss of customers and revenue, decreased profitability, or increased costs to our offerings that may make our services less competitive. We cannot predict the potential impact of the January 4, 2018 Order on us at this time.
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
We have experienced interruptions in service in the past. While we have not experienced a material increase in customer attrition following these events, the harm to our reputation is difficult to assess. We have taken and continue to take steps to improve our infrastructure to prevent service interruptions, including upgrading our electrical and mechanical infrastructure. However, service interruptions continue to be a significant risk for us and could have a material adverse impact on our business.
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
We depend on third-party vendors for IP phones and certain software endpoints, and any delay or interruption in supply by these vendors would result in delayed or reduced shipments to our customers and may harm our business.
We rely on third-party vendors for IP phones and software endpoints required to utilize our service. We currently do not have long-term supply contracts with any of these vendors. As a result, most of these third-party vendors are not obligated to provide products or services to us for any specific period, in any specific quantities or at any specific price, except as may be provided in a particular purchase order. The inability of these third-party vendors to deliver IP phones of acceptable quality and in a timely manner, particularly the sole source vendors, could adversely affect our operating results or cause them to fluctuate more than anticipated. Additionally, some of our products and services may require specialized or high-performance component parts that may not be available in quantities or in time frames that meet our requirements.
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
We are subject to the data privacy and protection laws and regulations adopted by federal, state and foreign governmental agencies, including the European Union’s General Data Protection Regulation ("GDPR") and the California Consumer Privacy Act ("CCPA"). Data privacy and protection is highly regulated in many jurisdictions and may become the subject of additional regulation in the future. For example, lawmakers and regulators worldwide are considering proposals that would require companies, like us, that encrypt users' data to ensure access to such data by law enforcement authorities. Privacy laws restrict our storage, use, processing, disclosure, transfer and protection of personal information, including credit card data, provided to us by our customers as well as data we collect from our customers and employees. We strive to comply with all applicable laws, regulations, policies and legal obligations relating to privacy and data protection. However, if we fail to comply, we may be subject to fines, penalties and lawsuits, statutory damages at both the federal and state levels in the U.S., substantial fines and penalties under the European Union’s GDPR, class action lawsuits, and our reputation may suffer. We may also be required to make modifications to our data practices that could have an adverse impact on our business.
Governmental entities, class action lawyers and privacy advocates are increasingly examining companies' data collection, processing, use, storing, sharing, transferring and transmitting personal data and data linkable to individuals. Self-regulatory codes of conduct, enforcement actions by regulatory agencies, and lawsuits by private parties could impose additional compliance costs on us, negatively impacting our profitability, as well as subject us to unknown potential liabilities. These evolving laws, rules and practices may also curtail our current business activities which may also result in slimmer profit margins and reduce new opportunities.
We are also subject to the privacy and data protection-related obligations in our contracts with our customers and other third parties. Any failure, or perceived failure, by us to comply with federal, state, or international laws, including laws and regulations regulating privacy, data or consumer protection, or to comply with our contractual obligations related to privacy, could result in proceedings or actions against us by governmental entities, contractual parties or others, which could result in significant liability to us, as well as harm our reputation. Additionally, third parties on which we rely enter into contracts to protect and safeguard our customers' data. Should such parties violate these agreements or suffer a breach, we could be subject to proceedings or actions against us by governmental entities, contractual parties or others, which could result in significant liability to us as well as harm to our reputation.
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
The CCPA is scheduled to go into effect on January 1, 2020. As the CCPA currently stands, for California residents, it will require us to honor certain data subject rights and make certain disclosures regarding processing of personal information. It also grants California residents, the right to opt out of certain uses of personal information. The California Attorney General would be able to seek substantial monetary penalties and injunctive relief in the event of our noncompliance with the CCPA. In addition, the CCPA allows private lawsuits from California residents in the event of certain data breaches.
Difficulty executing local number porting requests could negatively impact our business.
The FCC and foreign regulators require VoIP providers to support telephone number porting within specified timeframes. In order to port telephone numbers, we rely on third party telecommunications carriers to complete the process. Often number ports take longer than the specified timeframes. For many potential customers, the ability to quickly port their existing telephone numbers into our service in a timely fashion is a very important consideration. To the extent that we cannot quickly port telephone numbers in, our ability to acquire new customers may be negatively impacted. To the extent that we cannot quickly port telephone numbers out when a customer leaves our service to go to another provider, we could be subject to regulatory enforcement action.
We could be liable for breaches of security on our website, fraudulent activities by our users, or the failure of third-party vendors to deliver credit card transaction processing services.
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
We rely, in part, on patent, trademark, copyright, and trade secret law to protect our intellectual property in the United States and abroad. We seek to protect our software, documentation, and other written materials under trade secret and copyright law, which afford only limited protection. We currently have several United States patent applications pending. We cannot predict whether such pending patent applications will result in issued patents, and if they do, whether such patents will effectively protect our intellectual property. The intellectual property rights we obtain may not be sufficient to provide us with a competitive advantage, and could be challenged, invalidated, infringed or misappropriated. We may not be able to protect our proprietary rights in the United States or internationally (where effective intellectual property protection may be unavailable or limited), and competitors may independently develop technologies that are similar or superior to our technology, duplicate our technology or design around any patent of ours.
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
On June 23, 2016, voters in the United Kingdom approved an advisory referendum to withdraw from the EU. The timing of the proposed exit is subject to further change; however, it is currently scheduled for as late as October 31, 2019, with a transition period expected to run through December 31, 2020. The political uncertainty that it has raised extends to regulatory uncertainty associated with the proposed exit from the EU. Since the vote to withdraw from the EU, negotiations and arrangements between the United Kingdom, the EU and other countries outside of the EU have been, and will continue to be, complex and time consuming. The potential withdrawal could adversely impact our UK subsidiary, 8x8 UK Limited (previously referred to as Voicenet Solutions Ltd.), and add operational complexities that did not previously exist. Currently, the most immediate impact may be to the relevant regulatory regimes under which 8x8 UK Limited operates, including the offering of communications services, as well as to data privacy regulations. The impact on regulatory regimes remains uncertain. For example, while the United Kingdom government has announced its intent to introduce domestic legislation that would largely reconcile United Kingdom domestic law with many EU laws, including GDPR, it remains unknown what will actually occur it what the departure from the EU may mean with respect to data privacy regulation including its impact on data transfers from the EU to the United Kingdom, and vice versa, as well as data transfers from the United Kingdom to jurisdictions outside of the EU. Also, it remains unclear what impact a United Kingdom withdrawal may have on taxes which may increase the cost of our services sold in the United Kingdom, or reduce our profit margins, or make our services less competitive with traditional communications service providers, or some combination of any of these potential issues. Additionally, the impending withdrawal of the United Kingdom from the EU has resulted in significant volatility in the international financial currency markets. Although most of our services revenues are denominated in U.S. dollars, we also receive payments in international currencies including the pound and the euro. Like all business that derive revenue in differing currencies, we incur risks with respect to currency translation when there are fluctuations in exchange rates and when the U.S. dollar is valued higher as compared to other currencies. While we cannot predict the impact that an actual exit from the EU will have on 8x8 UK Limited, the potential collateral impact it may have on our operations elsewhere including the U.S., nor its potential impact on our financial results, the United Kingdom’s vote to leave the European Union and the uncertainties associated with whether it will be with or without a formal plan has created legal, regulatory, and currency risk that may have a materially adverse impact on our business.
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
Our products and services must comply with industry standards, FCC regulations, state, local, country-specific and international regulations, and changes may require us to modify existing products and/or services.
In addition to reliability and quality standards, the market acceptance of telephony over broadband IP networks is dependent upon the adoption of industry standards so that products from multiple manufacturers are able to communicate with each other. Our cloud-based communications and collaboration services rely heavily on communication standards such as SIP, MGCP and network standards such as TCP/IP and UDP to interoperate with other vendors' equipment. There is currently a lack of agreement among industry leaders about which standard should be used for a particular application, and about the definition of the standards themselves. These standards, as well as audio and video compression standards, continue to evolve. We also must comply with certain rules and regulations of the FCC regarding electromagnetic radiation and safety standards established by Underwriters Laboratories, as well as similar regulations and standards applicable in other countries. Standards are frequently modified or replaced. As standards evolve, we may be required to modify our existing services or develop and support new versions of our services. We must comply with certain federal, state and local requirements regarding how we interact with our customers, including marketing practices, consumer protection, privacy, and billing issues, the provision of 9-1-1 or other international emergency services, including location data and the quality of service we provide to our customers. The failure of our products and services to comply, or delays in compliance, with various existing and evolving standards could delay or interrupt volume production of our communications and collaboration services, subject us to fines or other imposed penalties, or harm the perception and adoption rates of our service, any of which would have a material adverse effect on our business, financial condition or operating results.
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

•
There may be risks associated with our ability to comply with the requirements of U.S. and foreign law enforcement agencies. The FCC requires all interconnected VoIP providers to comply with the Communications Assistance for Law Enforcement Act, or CALEA. Similarly, foreign regulatory frameworks require VoIP providers to comply with local law enforcement and cooperate with local authorities in conducting wiretaps, pentraps and other surveillance activities. The FCC and other regulators may allow VoIP providers to comply with CALEA and similar statutes through the use of a service provided by a trusted third-party with the ability to extract call content and call-identifying information from a VoIP provider's network. Regardless of our reliance on a third party for compliance, it is possible that we, like other providers in the communications marketplace, may be subject to fines or other enforcement actions if we are found not to be in compliance with our obligations under CALEA or other similar assistance with law enforcement statutes.

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
The applicability of state and local taxes, fees, surcharges or similar taxes to our services is complex, ambiguous and subject to interpretation and change. In the United States, for example, we collect state and local taxes, fees and surcharges based on our understanding of the applicable laws in the relevant jurisdiction. The taxing authorities may challenge our interpretation of the laws and may assess additional taxes, penalties and interests which could have adverse effects on the results of operations and, to the extent we pass these through to our customers, demand for our services. We currently file more than 1,000 state and municipal tax returns monthly. Periodically, we have received inquiries from state and municipal taxing agencies with respect to the remittance of state or municipal taxes, fees or surcharges. Currently, several jurisdictions are conducting audits of 8x8. As of March 31, 2019, we have accrued for state or municipal taxes, fees or surcharges that we believe are required to be remitted.
We have accrued a liability of approximately $8.0 million as our best estimate of the probable amount of taxes, fees and surcharges that may be imposed by states, municipalities and other taxing jurisdictions on our services to date. Historically, the amounts that have been remitted for uncollected state, municipal and other similar indirect taxes, fees, or surcharges have been within the accruals we established. We adjust our accrual when facts relating to specific exposures warrant such adjustment. This accrued contingent liability is based on our analysis of several factors, including the location where our services are used, our nexus to that jurisdiction for tax purposes, and the taxability of our services under the rules and regulations in each state or municipality (as these may be interpreted by regulatory and judicial authorities from time to time). While we have accrued for these potential liabilities based on our analyses and best estimates at the time, state, municipal and other taxing and regulatory authorities may challenge our position, which could result in us being liable for sales and use taxes, fees, or surcharges, as well as related penalties and interest, above our accrued contingent liability. To the extent we collect or otherwise recover these taxes, fees or surcharges from our customers, our services may become less competitive, our churn rate may increase, and our revenue from new and existing customers may be materially adversely affected.
Our ability to use our net operating losses or research tax credits to offset future taxable income may be subject to certain limitations.
As of March 31, 2019, we had net operating loss (“NOL”) carryforwards for federal and state income tax purposes of $245.0 million and $80.0 million, respectively, which expire at various dates between 2029 and 2037. We also had research and development credit carryforwards for federal and California tax purposes of approximately $10.1 million and $11.5 million, respectively. The federal income tax credit carryforwards related to research and development will expire at various dates between 2021 and 2036, while the California income tax credits will carry forward indefinitely. Utilization of our NOL and tax credit carryforwards can become subject to a substantial annual limitation due to the ownership change limitations provided by Section 382 of the Internal Revenue Code and similar state provisions. A Section 382 ownership change generally occurs if one or more stockholders or groups of stockholders who own at least 5% of the stock increase their ownership by more than 50 percentage points over their lowest ownership percentage within a rolling three-year period. Similar rules may apply under state tax laws. Such an ownership change, or any future ownership change, could have a material effect on our ability to utilize the net operating loss or research credit carryforwards. In addition, under the Tax Cuts and Jobs Act, or the Tax Act, the amount of NOLs that we are permitted to deduct in any taxable year is limited to 80% of the taxable income in such year. There is a risk that due to changes under the Tax Act, regulatory changes, or other unforeseen reasons, the existing NOLs could expire or otherwise be unavailable to offset future income tax liabilities, which could have a material impact on our net income (loss) in future periods.
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
We may need to pursue financing in the future to make expenditures or investments to support the growth of our business (whether through acquisitions or otherwise) and may require additional capital to pursue our business objectives, respond to new competitive pressures, service our debt, pay extraordinary expenses such as litigation settlements or judgments or fund growth, including through acquisitions, among other potential uses. Additional funds, however, may not be available when we need them on terms that are acceptable to us, or at all. If we are unable to obtain adequate financing or financing on terms satisfactory to us when we require it, our ability to continue to grow and support our business and to respond to business challenges could be significantly limited.
Servicing our debt will require a significant amount of cash, and we may not have sufficient cash flow from our business to pay our substantial debt.

On February 19, 2019, we issued $287.5 million aggregate principal amount of our 0.50% convertible senior notes due 2024 in a private placement. Pursuant to an indenture dated as of February 19, 2019 between us and Wilmington Trust, National Association, as trustee, the notes bear interest at a rate of 0.50% per annum, payable semi-annually in arrears in cash on February 1 and August 1 of each year, and they will mature on February 1, 2024, unless earlier converted, redeemed or repurchased.
Our ability to make scheduled payments of the principal of, to pay interest on or to refinance our indebtedness, including the amounts payable under the notes, depends on our future performance, which is subject to economic, financial, competitive and other factors beyond our control. Our business may not continue to generate cash flow from operations in the future sufficient to service our debt and make necessary capital expenditures. If we are unable to generate such cash flow, we may be required to adopt one or more alternatives, such as selling assets, restructuring debt or obtaining additional equity capital on terms that may be onerous or highly dilutive. Our ability to refinance our indebtedness will depend on the capital markets and our financial condition at such time. We may not be able to engage in any of these activities or engage in these activities on desirable terms, which could result in a default on our debt obligations.

We may not have the ability to raise the funds necessary to settle conversions of the notes in cash or to repurchase the notes upon a fundamental change, and our future debt may contain limitations on our ability to pay cash upon conversion or repurchase of the notes.
Holders of the notes have the right to require us to repurchase their notes upon the occurrence of a fundamental change at a repurchase price equal to 100% of the principal amount of the notes to be repurchased, plus accrued and unpaid interest, if any. In addition, upon conversion of the notes, unless we elect to deliver solely shares of our common stock to settle such conversion (other than paying cash in lieu of delivering any fractional share), we will be required to make cash payments in respect of the notes being converted. However, we may not have enough available cash or be able to obtain financing at the time we are required to make repurchases of notes surrendered therefor or notes being converted. In addition, our ability to repurchase the notes or to pay cash upon conversions of the notes may be limited by law, by regulatory authority or by agreements governing our future indebtedness. Our failure to repurchase notes at a time when the repurchase is required by the indenture or to pay any cash payable on future conversions of the notes as required by the indenture would constitute a default under the indenture. A default under the indenture or the occurrence of the fundamental change may also lead to a default under agreements governing our future indebtedness. If the repayment of the related indebtedness were to be accelerated after any applicable notice or grace periods, we may not have sufficient funds to repay the indebtedness and repurchase the notes or make cash payments upon conversions thereof.

The conditional conversion feature of the notes, if triggered, may adversely affect our financial condition and operating results.
In the event the conditional conversion feature of the notes is triggered, holders of notes will be entitled to convert the notes at any time during specified periods at their option. If one or more holders elect to convert their notes, unless we elect to satisfy our conversion obligation by delivering solely shares of our common stock (other than paying cash in lieu of delivering any fractional share), we would be required to settle a portion or all of our conversion obligation through the payment of cash, which could adversely affect our liquidity. In addition, even if holders of notes do not elect to convert their notes, we could be required under applicable accounting rules to reclassify all or a portion of the outstanding principal of the notes as a current rather than long-term liability, which would result in a material reduction of our net working capital.

The accounting method for convertible debt securities that may be settled in cash, such as the notes, could have a material effect on our reported financial results.
Under Accounting Standards Codification 470-20, Debt with Conversion and Other Options (“ASC 470-20”), an entity must separately account for the liability and equity components of the convertible debt instruments (such as the notes) that may be settled entirely or partially in cash upon conversion in a manner that reflects the issuer’s economic interest cost. The effect of ASC 470-20 on the accounting for the notes is that the equity component is required to be included in the additional paid-in capital section of stockholders’ equity on our consolidated balance sheet at the issuance date and the value of the equity component would be treated as debt discount for purposes of accounting for the debt component of the notes. As a result, we will be required to record a greater amount of non-cash interest expense as a result of the amortization of the discounted carrying value of the notes to their face amount over the term of the notes. We will report larger net losses (or lower net income) in our financial results because ASC 470-20 will require interest to include both the amortization of the debt discount and the instrument’s non-convertible coupon interest rate, which could adversely affect our reported or future financial results, the trading price of our common stock and the trading price of the notes.

In addition, under certain circumstances, convertible debt instruments (such as the notes) that may be settled entirely or partly in cash may be accounted for utilizing the treasury stock method, the effect of which is that the shares issuable upon conversion of such notes are not included in the calculation of diluted earnings per share except to the extent that the conversion value of such notes exceeds their principal amount. Under the treasury stock method, for diluted earnings per share purposes, the transaction is accounted for as if the number of shares of common stock that would be necessary to settle such excess, if we elected to settle such excess in shares, are issued. We cannot be sure that the accounting standards in the future will continue to permit the use of the treasury stock method. If we are unable or otherwise elect not to use the treasury stock method in accounting for the shares issuable upon conversion of the notes, then our diluted earnings per share could be adversely affected.

The capped call transactions entered into in connection with our sale of notes may affect the value of our common stock.
In connection with the offer and sale of the notes, we entered into capped call transactions with one or more of the initial purchasers or affiliates thereof and/or other financial institutions (the “option counterparties”). The capped call transactions are expected generally to reduce the potential dilution upon conversion of the notes at maturity and/or offset any cash payments we are required to make in excess of the principal amount of converted notes, as the case may be, with such reduction and/or offset subject to a cap.
In capped call transactions similar to the ones we entered into, the option counterparties or their respective affiliates typically enter into various derivative transactions with respect to the issuer's common stock and/or purchase shares of the issuer's common stock concurrently with or shortly after the pricing of the notes. The option counterparties or their respective affiliates in our capped call transactions may modify their hedge positions by entering into or unwinding various derivatives with respect to our common stock and/or purchasing or selling our common stock or other securities of ours in secondary market transactions following the pricing of the notes and prior to the maturity of the notes (and are likely to do so during the valuation period for the capped call transactions, which is expected to occur during the 40 trading day period beginning on the 41st scheduled trading day prior to the maturity of the notes). This activity could also cause or avoid an increase or a decrease in the market price of our common stock.
In addition, if any such capped call transactions fail to become effective, whether or not this offering of notes is completed, the option counterparties or their respective affiliates may unwind their hedge positions with respect to our common stock, which could adversely affect the value of our common stock.

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
We currently rely on small and medium-sized businesses for a significant portion of our revenue. Customers in this market generally have more limited financial resources, and may be affected by economic downturns, to a greater extent than larger or more established businesses. If small and medium-sized businesses experience financial hardship as a result of a weak economy, the demand for our services could be materially and adversely affected, and our revenue may not increase from period to period as rapidly as our competitors who have less dependence on sales to these sectors, or may even decrease from period to period.
Risks Related to Our Common Stock

Future sales of our common stock or equity-linked securities in the public market could lower the market price for our common stock.
In the future, we may sell additional shares of our common stock or equity-linked securities to raise capital. In addition, a substantial number of shares of our common stock is reserved for issuance upon the exercise of stock options, upon the vesting and settlement of restricted stock units and performance units, and upon conversion of our notes. We cannot predict the size of future issuances or the effect, if any, that they may have on the market price for our common stock. The issuance and sale of substantial amounts of common stock or equity-linked securities, or the perception that such issuances and sales may occur, could adversely affect the trading price of the notes and the market price of our common stock and impair our ability to raise capital through the sale of additional equity or equity-linked securities.

As of March 31, 2019, our directors and executive officers held an aggregate of 2,925,824 shares, or 3.04%, of our common stock outstanding as of such date. In addition, as of March 31, 2019, 10,930,777 shares of our common stock were subject to options, restricted stock units, and performance stock units outstanding, and 11,268,015 shares of our common stock were available for future grant under our equity incentive plans. These shares may be sold in the public market upon issuance and once vested, subject to the restrictions provided under the terms of the applicable plan or award agreement. If these additional shares are sold, or if it is perceived that they will be sold, in the public market, the trading price of our common stock could decline.

We are unable to predict the effect that sales, or the perception that our shares may be available for sale, will have on the prevailing market price of our common stock.

If securities or industry analysts do not publish research or reports about our business, or if they change their recommendations regarding our stock adversely, our stock price and trading volume could decline.
The trading market for our common stock will be influenced by the research and reports that securities or industry analysts publish about us or our business. If one or more of the analysts who cover us downgrades our stock or publishes inaccurate or unfavorable research about our business, our stock price would likely decline. If one or more of these analysts ceases coverage of our company or fails to publish reports on us regularly, demand for our stock could decrease, which might cause our stock price and trading volume to decline.

Furthermore, such analysts publish their own projections regarding our actual results. These projections may vary widely from one another and may not accurately predict the results we actually achieve. Our stock price may decline if we fail to meet analysts’ projections.

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
ITEM 1B. UNRESOLVED STAFF COMMENTS
None.
ITEM 2. PROPERTIES
Our principal operations are located in San Jose, California, in two facilities that consist of approximately 140,000 square feet of combined leased office space. The leases expire in 2019 and 2020, respectively.
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
We believe that we will be able to obtain additional space at other locations at commercially reasonable terms to support our continuing growth and expansion. For additional information regarding our obligations under leases, see Note 6 to the consolidated financial statements contained in Part II, Item 8 of this Annual Report.
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
On November 30, 2018, we were named as a defendant in Rainey Circuit LLC v. 8x8 Inc., by way of a complaint filed by Plaintiff Rainey Circuit LLC in the District of Delaware (Civil Action No. Case 1:18-cv-01903-MN). The complaint alleges that we infringed U.S. Patent No. 8,131,824 with regards to alleged activities concerning our sales or uses of a multimedia messaging system as allegedly implemented in connection with the our Virtual Office application. We are a member of a defensive patent acquisition and pooling organization. This organization negotiated a license covering us, and on February 26, 2019, Rainey Circuit LLC dismissed the complaint against us with prejudice.
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
We have never paid cash dividends on our common stock and have no plans to do so in the foreseeable future. As of May 14, 2019, there were approximately 200 holders of record of our common stock.
The following table sets forth the range of high and low close prices for each period indicated:

Period	High	Low
Fiscal 2019:
First quarter	$22.55	$18.05
Second quarter	$23.20	$19.85
Third quarter	$20.51	$16.36
Fourth quarter	$20.86	$17.49
Fiscal 2018:
First quarter	$15.35	$12.70
Second quarter	$14.80	$12.70
Third quarter	$14.80	$12.20
Fourth quarter	$20.25	$14.40
See Item 12 of Part III of this Annual Report regarding information about securities authorized for issuance under our equity compensation plans.
The graph below shows the cumulative total stockholder return over a five year period assuming the investment of $100 on March 31, 2014 in each of 8x8's common stock, the NASDAQ Composite Index and the NASDAQ Telecommunications Index. The graph is furnished, not filed, and the historical return cannot be indicative of future performance.
Issuer Purchases of Equity Securities
There was no activity under the Repurchase Plan for the three months ended March 31, 2019. The dollar value of shares that may yet to be purchased under the Repurchase plan is approximately $7.1 million.

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN*

Among 8 x 8, Inc., the Russell 2000 Index,
the NYSE Composite Index and the NASDAQ Computer & Data Processing Index

$300
$250
$200
$150
$100
$50
$0
3/14
3/15
3/16
3/17
3/18
3/19
8 x 8, Inc.
Russell 2000
NYSE Composite
NASDAQ Computer & Data Processing

*$100 invested on 3/31/14 in stock or index, including reinvestment of dividends.
Fiscal year ending March 31.

Copyright© 2019 Russell Investment Group. All rights reserved.

ITEM 6. SELECTED FINANCIAL DATA
The following table sets forth selected consolidated financial data of 8x8 Inc. for each year in the five year period ended March 31, 2019.  The following selected consolidated financial data is qualified by reference to and should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and with the consolidated financial statements, related notes thereto and other financial information included elsewhere in this Annual Report on Form 10-K.

	Years Ended March 31,
	2019	2018	2017	2016	2015
	(in thousands, except per share amounts)
Total revenues	$352,586	$296,500	$253,388	$209,336	$162,413
Net income (loss)	$(88,739)	$(104,497)	$(4,751)	$(5,120)	$1,926
Net income (loss) per share:
Basic and diluted	$(0.94)	$(1.14)	$(0.05)	$(0.06)	$0.02
Total assets	$546,358	$277,209	$333,855	$313,452	$295,624
Accumulated deficit	$(250,302)	$(201,464)	$(114,610)	$(109,859)	$(104,739)
Total stockholders' equity	$249,390	$218,774	$288,601	$275,306	$272,211

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
OVERVIEW
We are a leading cloud provider of enterprise Software-as-a-Service (SaaS) communications solutions, that enable businesses of all sizes to communicate faster and smarter across voice, video meetings, chat and contact centers, transforming both employee and customer experiences with communications that work simply, integrate seamlessly, and perform reliably. From one proprietary cloud technology platform, customers have access to unified communications, team collaboration, video conferencing, contact center, data and analytics and other services.
As of March 31, 2019, our customers are spread across more than 150 countries and range from small businesses to large enterprises with more than 10,000 employees. In recent years, we have increased our focus on the mid-market and enterprise customer sectors, and in fiscal 2019, we generated a majority of our new subscription services revenue from customers in these business sectors.
We generate revenue primarily from the sale of subscriptions to our software services to customers. The remainder of our revenues has historically been comprised of professional services revenue and product revenues from the sale of office phones and other equipment. We define a “customer” as one or more legal entities to which we provide services pursuant to a single contractual arrangement. In some cases, we may have multiple billing relationships with a single customer (for example, where we establish separate billing accounts for a parent company and each of its subsidiaries).
Historically, our flagship services have been Virtual Office, a unified communications solution, and Virtual Contact Center, a contact center solution. In 2018, we began selling our 8x8 X Series suite of services, which consist of service plans designated X1, X2, etc., through X8. With 8x8 X Series, we provide both unified communications and contact center functionality from a single platform, with a single interface, in the high-end set of our service plans (X5 through X8). We also offer more basic, cost-efficient unified communications services in X1 through X4. During the fourth fiscal quarter of fiscal 2019, nearly all of our new customers purchased service plans for 8x8 X Series, although we continue to have a significant number of customers subscribed to our Virtual Office and Virtual Contact Center platforms. We have begun migrating these customers from our legacy platforms to 8x8 X Series, and we intend to accelerate the pace of migrations during fiscal years 2020 and 2021. These migrations will require us to incur professional services costs that we may not be able to recover from our customers, and there is also a risk that we will experience an increase in churn.
Reclassification
Effective for the fourth quarter of fiscal 2019, we reclassified certain expenses on our Consolidated Statement of Operations. We believe these classifications provide additional clarity and insights into the Company’s go-to-market, demand generation and sales execution activities, and how the total Sales and Marketing spend drives revenue generation, in light of the recent strategic and organizational changes impacting our channel, marketing and support activities. These changes in classification also align our external presentation of operating-related expenses with the way that our chief operating decision maker (CODM) expects to assess spend and resource allocation decisions around the Company’s sales and marketing demand generation effectiveness and efficiency. We reclassified these expenses for the prior periods presented in order to provide comparable historical financial information.
The reclassifications did not have any impact to consolidated operating income (loss), net income (loss) or cash flows. A description of the impact on the various line items of our Consolidated Statement of Operations follows:

•
Cost of Revenues: certain expenses for providing training to customers, deployment of the Company’s technology platform, customer support, and related expenses that were previously classified in Sales & Marketing were reclassified to Cost of Revenues.

•
Sales & Marketing Expenses: certain expenses related to customer service which includes customer deployment, technical support and other costs were reclassified from Sales & Marketing expense to Cost of Revenues, Research & Development expenses and/or General & Administrative expenses.

•	Research & Development Expenses: certain expenses related to customer deployments that were previously classified in Sales & Marketing expenses were reclassified to Research & Development expenses.

•
General & Administrative Expenses: certain personnel expenses that support billing and collection efforts and other miscellaneous costs that were previously classified in Sales & Marketing were reclassified to General & Administrative expenses. Also beginning in the fourth quarter of fiscal 2019, certain expenses related to recruiting activities that had been previously allocated across all departments in the first three quarters of fiscal 2019 were reported in General & Administrative expenses.

Tables showing the reclassifications and financial impact on the affected line items are set forth below under Note 14 in Part II, Item 8, Notes to the Consolidated Financial Statements.

SUMMARY AND OUTLOOK
Our 2019 fiscal year was an important milestone year for 8x8. We launched 8x8 X Series, our single-technology platform. We re-aligned our channel and marketing functions to support a more scalable, high-growth, go-to-market strategy. We continued to invest in Research and Development, consistent with our belief that ownership of the core technology behind our platform is an important competitive differentiator.
In fiscal 2019, our total service revenue grew 19% year-over-year to $334.4 million, roughly in-line with our fiscal 2018 growth rate. We continued to show an increase in our average monthly service revenue per customer (ARPU), which grew to $498, compared with $450 in fiscal 2018, as we are selling more to mid-market and enterprise customers. Service revenue from mid-market and enterprise customers represented 62% of total service revenue and grew 30% over the prior year. We also increased the number of deals where customers purchase our integrated communications and contact center solution, which we have referred to as bundled deals.
Since the beginning of fiscal 2018, we have de-emphasized profitability as a short-term corporate goal and have focused instead on making investments necessary to accelerate growth. This decision was based, in part, on our belief that the communications market was at an inflection point in the shift of businesses from legacy on-premise solutions to cloud services. We believe that this industry trend will continue in fiscal 2020 and beyond. Accordingly, we believe that it is in the company's interest to continue to invest heavily in our business--in particular, to build our technology platform further and expand our sales and marketing activities, particularly in the channel--in order to allow us to scale efficiently and capture market share during this phase of industry disruption.
We plan to continue making significant upfront investments in customer acquisition. We plan to continue investing in our direct marketing efforts, which includes our sales force and digital marketing spend. We also intend to continue investing in our indirect channel to market to sell our solutions. Should these upfront investments not result in additional revenue from new or existing customers, our operating results may be adversely impacted.
RESULTS OF OPERATIONS
The following discussion should be read in conjunction with our Consolidated Financial Statements and related notes included elsewhere in this Annual Report.

For a discussion of our results of operations and liquidity and capital resources for the fiscal year ended March 31, 2017, see Management’s Discussion and Analysis of Financial Condition and Results of Operations in Part II, Item 7 of our Annual Report on Form 10-K for the fiscal year ended March 31, 2017, filed with the Securities and Exchange Commission on May 30, 2018.
We have minimal seasonality in our business, but typically sales of new subscriptions in our fourth fiscal quarter are greater than in any of the first three quarters of the fiscal year. We believe this occurs because the customers we target tend to spend a relatively greater portion of their annual capital budgets at the beginning of the calendar year compared with each of the last three quarters of the year.
REVENUE

	Years Ended March 31,		Year-over-Year
	2019	2018	Change
	(dollar amounts in thousands)
Service revenue	$334,438	$280,430	$54,008	19.3%
Percentage of total revenue	94.9%	94.6%
Service revenue consists of revenues attributable to the provision of our 8x8 cloud communication and collaboration software solutions, along with revenues from professional services.
The increase in fiscal year 2019, compared with fiscal year 2018, was primarily attributable to an increase in our business customer subscriber base (net of customer churn), with the largest part of the increase coming from our mid-market and enterprise customers, which are our fastest growing customer sector, contributing to an increase in the average monthly service revenue per customer. Our business service subscriber base grew from approximately 49,000 customers at the end of fiscal 2018 to approximately 52,000 customers on March 31, 2019. Average monthly service revenue per customer for the fiscal year increased from $450 for fiscal 2018 to $498 for fiscal 2019. We expect the number of business customers to continue to grow and average monthly service revenue per customer to continue to grow in fiscal 2020.

	Years Ended March 31,		Year-over-Year
	2019	2018	Change
	(dollar amounts in thousands)
Product revenue	$18,148	$16,070	$2,078	12.9%
Percentage of total revenue	5.1%	5.4%
Product revenue consists primarily of revenues from sales of IP telephones in conjunction with our cloud telephony service. Product revenue is dependent on the number of customers who choose to purchase an IP telephone in conjunction with our service instead of using the solution on their cell phone, computer or other compatible device. We expect customers to continue to adopt our mobile and desktop solutions in the future.
No single customer represented more than 10% of our total revenues during fiscal 2019 or 2018.
The following table illustrates our revenues by geographic area. Revenues are attributed to countries based on the destination of shipment and the customer's service address.

	Years Ended March 31,
	2019	2018
Americas (principally US)	90%	90%
Europe (principally UK)	10%	10%
	100%	100%

COST OF REVENUE

	Years Ended March 31,			Year-over-Year Change
	2019	2018	2017	2018 to 2019		2017 to 2018
	(dollar amounts in thousands)
Cost of service revenue	$107,192	$86,244	$70,576	$20,948	24.3%	$15,668	22.2%
Percentage of service revenue	32.1%	30.8%	29.9%
Cost of service revenue primarily consists of costs associated with network operations and related personnel, communication origination and termination services provided by third-party carriers, and technology licenses, outsourced customer service call center operations, and amortization of internally developed software. Other costs such as customer service, which includes deployment engineering and technical support, are also included in cost of service revenue.
The increase in cost of service revenue for fiscal 2019 from fiscal 2018 was primarily due to a $5.5 million increase in amortization of capitalized software, a $4.7 million increase in payroll and related expenses, a $2.3 million increase in amortization of intangibles, a $1.5 million increase in stock-based compensation expenses, a $1.4 million increase in consulting and outside service expenses, a $1.1 million increase in third-party network service expenses (due to increased call volumes associated with our subscription revenue growth), and a $1.0 million increase in licenses and fees.
The increase in cost of service revenue for fiscal 2018 from fiscal 2017  was primarily due to a $7.0 million increase in payroll and related expenses, a $1.9 million increase in third-party network service expenses (due to increased call volumes associated with our subscription revenue growth), a $1.7 million increase in amortization of capitalized software, a $1.2 million increase in consulting and outside service expenses, a $1.0 million increase in licenses and fees, and a $0.7 million increase in depreciation expense.
We expect service gross margin to slightly decrease for fiscal 2020 as we continue to make investments to grow service revenue.

	Years Ended March 31,		Year-over-Year
	2019	2018	Change
	(dollar amounts in thousands)
Cost of product revenue	$22,780	$20,482	$2,298	11.2%
Percentage of product revenue	125.5%	127.5%
The cost of product revenue consists primarily of IP telephones, estimated warranty obligations and direct and indirect costs associated with product purchasing, scheduling, shipping and handling.
The increase in the cost of product revenue for fiscal 2019 from fiscal 2018 was primarily due to the increase in the shipment of equipment to our business customers.
RESEARCH AND DEVELOPMENT EXPENSES

	Years Ended March 31,			Year-over-Year Change
	2019	2018	2017	2019 to 2018		2018 to 2017
	(dollar amounts in thousands)
Research and development	$62,063	$36,405	$28,999	$25,658	70.5%	7,406	25.5%
Percentage of total revenue	17.6%	12.3%	11.4%
Historically, our research and development expenses have consisted primarily of personnel, various third-party consulting costs and equipment costs necessary for us to conduct our development and engineering efforts.
The increase in research and development expenses for fiscal 2019 from fiscal 2018 was primarily due to a $8.2 million increase in payroll and related expenses (partially related to a department reclassification from sales and marketing), net of capitalized costs, a $5.9 million increase in consulting and outside service expenses, a $5.7 million increase in stock-based compensation expenses, a $1.7 million increase in amortization of capitalized software, and a $1.3 million increase in software expenses.
The increase in research and development expenses for fiscal 2018 from fiscal 2017 was primarily due to a $7.9 million increase in payroll and related expenses, net of capitalized costs, a $3.1 million increase in stock-based compensation expenses, partially offset by decreases to facility and other allocated costs.

For fiscal 2020, we expect research and development expenses to increase in absolute dollars as we continue to invest in our development efforts.
SALES AND MARKETING EXPENSES

	Years Ended March 31,			Year-over-Year Changes
	2019	2018	2017	2019 to 2018		2018 to 2017
	(dollar amounts in thousands)
Sales and marketing	$177,976	$133,945	$98,893	$44,031	32.9%	35,052	35.4%
Percentage of total revenue	50.5%	45.2%	39.0%
Sales and marketing expenses consist primarily of personnel and related overhead costs for sales and marketing. Such costs also include sales commissions, trade shows, advertising and other marketing, demand generation, channel, and promotional expenses.
The increase in sales and marketing expenses for fiscal 2019 from fiscal 2018 was primarily due to a $20.8 million increase in payroll and related expenses from an increase in our sales force, a $10.5 million increase in advertising, a $5.3 million increase in stock-based compensation expenses, a $3.5 million increase in consulting and outside service expenses and a $3.0 million increase in travel expenses.
The increase in sales and marketing expenses for fiscal 2018 from fiscal 2017 was primarily due to a $7.7 million increase in allocated costs, a $5.4 million increase in payroll and related expenses from an increase in our sales force, a $5.0 million increase in advertising, a $4.3 million increase in third-party sales commissions, a $2.0 million increase in consulting and outside service expenses, a $1.7 million increase in stock-based compensation expenses, and a $1.5 million increase in travel expenses.
For fiscal 2020, we expect selling and marketing expenses to increase in absolute dollars as we continue to invest in our sales, demand generation, channel and marketing programs.
GENERAL AND ADMINISTRATIVE EXPENSES

	Years Ended March 31,			Year-over-Year Change
	2019	2018	2017	2019 to 2018		2018 to 2017
	(dollar amounts in thousands)
General and administrative	$73,563	$51,851	$41,875	$21,712	41.9%	9,976	23.8%
Percentage of total revenue	20.9%	17.5%
General and administrative expenses consist primarily of personnel and related overhead costs and professional service fees for finance, legal, human resources, employee recruiting, and general management. IT, facilities, and other allocable costs are allocated to other departments based on headcount.
The increase in general and administrative expenses for fiscal 2019 from fiscal 2018 was primarily due to a $6.3 million increase in sales and use tax expense, a $4.8 million increase in rent expense related to additional office space, which we started to build out during the first quarter of fiscal 2019 (and which we subleased and assigned in April 2019), a $2.8 million increase in stock-based compensation expenses, a $2.2 million increase in payroll and related expenses, a $1.5 million increase in recruiting expenses, and a $1.4 million increase in consulting and outside service expenses.
The increase in general and administrative expenses for fiscal 2018 from fiscal 2017 was  primarily due to a $4.4 million increase in payroll and related expenses, a $2.9 million increase in stock-based compensation expenses and a $1.4 million increase in facility expense.
For fiscal 2020, we expect general and administrative expenses to increase in absolute dollars in order to support the growth of our business.

IMPAIRMENT OF EQUIPMENT, INTANGIBLES AND GOODWILL

	Years Ended March 31,		Year-over-Year
	2019	2018	Change
	(dollar amounts in thousands)
Impairment of equipment, intangible assets and goodwill	$—	$9,469	$(9,469)	100.0%
Percentage of total revenue	—	3.2%
In fiscal 2018, we recorded a $9.5 million impairment charge for goodwill and other assets associated with DXI as a result in the Company's change in product and marketing strategy for the use of DXI's technology.
INTEREST INCOME AND OTHER, NET

	Years Ended March 31,		Year-over-Year Change
	2019	2018	Change
	(dollar amounts in thousands)
Other income, net	$2,818	$3,693	$(875)	(23.7)%
Percentage of total revenue	0.8%	1.2%
This item primarily consisted of interest income earned on our cash, cash equivalents and investments in fiscal 2019 and 2018. In fiscal 2018, $1.4 million of the cash held in an escrow fund from our 2015 acquisition of DXI was returned to us and recorded as other income.
PROVISION (BENEFIT) FOR INCOME TAXES

	Years Ended March 31,		Year-over-Year
	2019	2018	Change
	(dollar amounts in thousands)
Provision (benefit) for income taxes	$569	$66,294	$(65,725)	N/A
Percentage of total revenue	0.2%	22.4%
For the twelve months ended March 31, 2019, we recorded an income tax expense of $0.6 million, mostly related to the current tax liabilities of profitable foreign subsidiaries and state minimum taxes. For the twelve months ended March 31, 2018, we recorded an income tax expense of $66.3 million, mostly related to the recording of a full valuation allowance established against our deferred tax assets in the quarter ended December 31, 2017.
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
LIQUIDITY AND CAPITAL RESOURCES
As of March 31, 2019, we had $346.5 million of cash, cash equivalents and investments. In addition, we had $8.1 million in deposits as restricted cash in support of a letter of credit, securing a lease for a new facility in San Jose, California. By comparison, at March 31, 2018, we had $152.3 million of cash, cash equivalents and investments as well as the $8.1 million in deposit as restricted cash. We believe that our existing cash, cash equivalents and investment balances, and our anticipated cash flows from operations will be sufficient to meet our working capital and expenditure requirements for the next twelve months.
Year over Year Changes
Net cash used in operating activities for fiscal 2019 was $14.9 million, compared with $22.0 million provided by operating activities for fiscal 2018. Cash used in or provided by operating activities has historically been affected by:
•    the amount of net income or loss;
•    the amount of non-cash expense items such as deferred income tax, depreciation, amortization and impairments;
•    the expense associated with stock options and stock-based awards; and
•    changes in working capital accounts, particularly in the timing of collections from receivable and payments of obligations.
Net cash provided by investing activities was $10.9 million in fiscal 2019, compared with $7.3 million used in investing activities in fiscal 2018. The cash provided by investing activities during fiscal 2019 was primarily related to $51.2 million of proceeds from sales and maturities of investments, net of purchases of investments. This was partially offset by $9.1 million of property and equipment investments and capitalized internal software development costs of $25.6 million.
Net cash provided by financing activities was $249.2 million in fiscal 2019, compared with $16.4 million used in financing activities in fiscal 2018. Our financing activities for fiscal 2019 provided cash of $279.5 million from the issuance of convertible debt and $12.2 million from the issuance of common stock under employee stock purchase plans. These inflows were partially offset by $33.7 million in capped call transactions, $7.8 million to settle payroll tax obligations and $0.9 million to make payments for lease obligations.
Contractual Obligations
Future convertible senior note obligations, operating lease payments, capital lease payments and purchase obligations at March 31, 2019 for the next five years were as follows (in thousands):

	Year Ending March 31,
	2020	2021	2022	2023	2024	Thereafter	Total
Convertible senior notes	—	—	—	—	216,035	—	216,035
Capital leases	436	64	19	15	15	—	549
Office leases	7,143	8,907	8,797	1,556	1,140	2,279	29,822
Purchase obligations:
Third party customer support provider	1,900	—	—	—	—	—	1,900
Third party network service providers	1,100	—	—	—	—	—	1,100
	$10,579	$8,971	$8,816	$1,571	$217,190	$2,279	$249,406
Our capital lease obligations consist of leases for computer equipment and furniture.
Our office lease obligations consist of our principal facility and various leased facilities under operating lease agreements, which expire on various dates from fiscal 2020 through fiscal 2026. The Company leases its current headquarters facility in San Jose, California under an operating lease agreement that expires in October 2019.
In the fourth quarter of fiscal 2018, we entered into a 132-month lease to rent approximately 162,000 square feet of office space in a new building in San Jose, California. The lease term began on January 1, 2019. On April 30, 2019, due to our rapid growth over the last year and our greater than anticipated future space needs, we entered into an agreement to assign the lease. We expect to be released from all of our obligations under the lease and related standby letter of credit by the end of our fiscal year ending March 31, 2022 or shortly thereafter.
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
We recognize service revenue, mainly from subscription services to its cloud-based voice, call center, video and collaboration solutions using the five-step model as prescribed by ASU No. 2014-09, Revenue from Contracts with Customers (ASC 606), as amended: Topic 606:

• Identification of the contract, or contracts, with a customer;
• Identification of the performance obligations in the contract;
• Determination of the transaction price;
• Allocation of the transaction price to the performance obligations in the contract; and
• Recognition of revenue when or as, the Company satisfies a performance obligation.

We identify performance obligations in contracts with customers, which may include subscription services and related usage, product revenue and professional services. The transaction price is determined based on the amount we expect to be entitled to receive in exchange for transferring the promised services or products to the customer. The transaction price in the contract is allocated to each distinct performance obligation in an amount that represents the relative amount of consideration expected to be received in exchange for satisfying each performance obligation. Revenue is recognized when performance obligations are satisfied. Revenues are recorded based on the transaction price excluding amounts collected on behalf of third parties such as sales and telecommunication taxes, which are collected on behalf of and remitted to governmental authorities. We usually bill our customers on a monthly basis. Contracts typically range from annual to multi-year agreements with payment terms of net 30 days or less. We occasionally allow a 30-day period to cancel a subscription and return products shipped for a full refund.

Service Revenue

Service revenue from subscriptions to our cloud-based technology platform is recognized over time on a ratable basis over the contractual subscription term beginning on the date that the platform is made available to the customer till the end of the contractual period. Payments received in advance of subscription services being rendered are recorded as a deferred revenue. Usage fees, either bundled or not bundled, are recognized when we have a right to invoice. Professional services for configuration, system integration, optimization, customer training or education are primarily billed on a fixed-fee basis and are performed by us directly or, alternatively, customers may also choose to perform these services themselves or engage their own third-party service providers. Professional services revenue is recognized over time as the services are rendered. When a contract with a customer is signed, we assess whether collection of the fees under the arrangement is probable. We estimate the amount to reserve for uncollectible amounts based on the aging of the contract balance, current and historical customer trends, and communications with its customers. These reserves are recorded as operating expenses against the contract asset (Accounts Receivable). In the normal course of business, we record revenue reductions for customer credits.

Product Revenue

We recognize product revenue for telephony equipment at a point in time, when transfer of control has occurred, which is generally upon shipment. Sales returns are recorded as a reduction to revenue estimated based on historical experience.
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
We perform an annual goodwill impairment test on January 1 of each year and during the year, whenever a triggering event for such an assessment is identified. During the third quarter of fiscal year 2018, we changed our product and marketing strategy for the use of DXI's technology and re-assessed the profitability outlook which triggered us testing the recorded goodwill for impairment. First, we estimated the fair value of our three reporting units at the time using the market approach. Under the market approach, we utilized the market capitalization of our publicly-traded shares and comparable company information to determine revenue multiples which were used to determine the fair value of each reporting unit. Based on this approach, we determined that there was an indication of impairment only for our DXI reporting unit in the UK as the carrying value including goodwill exceeded its estimated fair value. As largely independent cash flows could not be attributed to any assets individually we evaluated DXI's assets and liabilities as one asset group. Then we estimated the fair value of DXI's using discounted cash flow methods to determine the implied fair value of goodwill. The difference between this implied fair value of the goodwill and its carrying value was recorded as impairment. The outcome of the analysis resulted in a non-cash expense for impairment of property and equipment, intangible assets and goodwill of $0.3 million, $1.2 million and $8.0 million, respectively, which was recorded during the third quarter of fiscal year 2018 as a separate line item in our Consolidated Statements of Operations.
For the year ended March 31, 2018, we determined that we had three reporting units and allocated goodwill to the reporting units for the purposes of our annual impairment test. For the year ended March 31, 2019, we determined we had one reporting unit. The change in reporting units resulted from the following events:

•	As of April 1, 2018, The Company's DXI operations no longer operated on a stand alone basis and was integrated into the Company's existing United Kingdom operations, and

•	During the third fiscal quarter of 2019, the Company assessed it had only one Chief Operating Decision Maker, who reviewed financial results on a consolidated basis.
In the fourth quarter of fiscal 2019, we early adopted the provisions of ASU 2017-04, Simplifying the Test for Goodwill Impairment. See Note 1 to the consolidated financial statements in Part II, Item 8 of this Report for additional information.
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
In evaluating our ability to utilize our deferred tax assets, we consider available evidence, both positive and negative, in determining future taxable income on a jurisdiction-by-jurisdiction basis. We record a valuation allowance against deferred tax assets if, based on the weight of the evidence, it is more likely than not that some portion or all of the deferred tax assets will not be realized. A significant item of objective negative evidence considered was the historical three-year cumulative pretax loss as of the end of our third quarter of fiscal 2018. As a result, we recorded a full valuation allowance against our U.S. deferred tax assets during that period. As of March 31, 2019, we maintained a full valuation allowance against our net deferred tax asset on the consolidated balance sheet.
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
Our products and services are subject to sales, use and utility taxes and other fees in many jurisdictions. We assess, collect and remit these taxes and report them to municipal, state and federal agencies on a monthly or quarterly basis. We regularly receive inquiries, demands or audit requests from these municipal and state tax agencies. During the year ended March, 31, 2019, we determined that additional sales taxes were probable of being assessed and estimable in multiple states as a result of findings from sales and use tax audits. As of March 31. 2019 we estimated this incremental sales tax liability to be $8.0 million.
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
As of March 31, 2019, we had $216.0 million outstanding on our 0.50% convertible senior notes (the Notes) due 2024. The values of the Notes are exposed to interest rate risk. Generally, the fair market value of our fixed interest rate Notes will increase as interest rates fall and decrease as interest rates rise. In addition, the fair values of the Notes are affected by our stock price. The fair market value of the Notes will generally increase as our common stock price increases and will generally decrease as our common stock price declines in value. However, we carry the Notes at face value less unamortized discount on our balance sheet, and we present the fair value for required disclosure purposes only.
We do not believe that a hypothetical 10% change in interest rates would have a material impact on our interest income or expenses, convertible senior notes, or financial statements for any periods presented.
Foreign Currency Exchange Risk
We have foreign currency risks related to our revenue and operating expenses denominated in currencies other than the U.S. dollar, primarily the British Pound, causing both our revenue and our operating results to be impacted by fluctuations in the exchange rates.
Gains or losses from the translation of certain cash balances, accounts receivable balances and intercompany balances that are denominated in these currencies impact our net income (loss). A hypothetical decrease in all foreign currencies against the US dollar of 10 percent, would not result in a material foreign currency loss on foreign-denominated balances, at March 31, 2019. As our foreign operations expand, our results may be more impacted by fluctuations in the exchange rates of the currencies in which we do business.
At this time, we do not, but we may in the future, enter into financial instruments to hedge our foreign currency exchange risk.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Shareholders and the Board of Directors
8x8, Inc.
Opinions on the Financial Statements and Internal Control over Financial Reporting
We have audited the accompanying consolidated balance sheets of 8x8, Inc. (the “Company”) as of March 31, 2019 and 2018, the related consolidated statements of operations, comprehensive income (loss), stockholders’ equity, and cash flows for each of the three years in the period ended March 31, 2019, and the related notes (collectively referred to as the “consolidated financial statements”). We also have audited the Company’s internal control over financial reporting as of March 31, 2019, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of the Company as of March 31, 2019 and 2018, and the consolidated results of its operations and its cash flows for each of the three years in the period ended March 31, 2019, in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of March 31, 2019, based on criteria established in Internal Control - Integrated Framework (2013) issued by COSO.
Change in Accounting Principle
As discussed in Note 1 to the consolidated financial statements, in 2019 the Company changed its method of accounting for revenue recognition due to the adoption of Accounting Standards Codification Topic No. 606.
Basis for Opinions
The Company’s management is responsible for these consolidated financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control Over Financial Reporting under Item 9A. Our responsibility is to express an opinion on the Company’s consolidated financial statements and an opinion on the Company’s internal control over financial reporting based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
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
Definition and Limitations of Internal Control Over Financial Reporting
A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.
Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

/s/ Moss Adams LLP
San Francisco, California
May 21, 2019
We have served as the Company's auditor since 2008.

8X8, INC.
CONSOLIDATED BALANCE SHEETS
(IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)

	March 31,
	2019	2018
ASSETS
Current assets:
Cash and cash equivalents	$276,583	$31,703
Short-term investments	69,899	120,559
Accounts receivable, net	20,181	16,296
Deferred sales commission costs	15,601	—
Other current assets	15,127	10,040
Total current assets	397,391	178,598
Property and equipment, net	52,835	35,732
Intangible assets, net	11,680	11,958
Goodwill	39,694	40,054
Restricted cash	8,100	8,100
Deferred sales commission costs, non-current	33,693	—
Other assets	2,965	2,767
Total assets	$546,358	$277,209
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$32,280	$23,899
Accrued compensation	18,437	17,412
Accrued taxes	13,862	6,367
Deferred revenue	3,336	2,559
Other accrued liabilities	6,790	6,026
Total current liabilities	74,705	56,263
Convertible senior notes, net	216,035	—
Non-current liabilities	6,222	2,153
Non-current deferred revenue	6	19
Total liabilities	296,968	58,435
Commitments and contingencies (Note 6)
Stockholders' equity:
Preferred stock, $0.001 par value:
Authorized: 5,000,000 shares;
Issued and outstanding: no shares at March 31, 2019 and 2018	—	—
Common stock, $0.001 par value:
Authorized: 200,000,000 shares;
Issued and outstanding: 96,119,888 shares and 92,847,354 shares
at March 31, 2019 and 2018, respectively	96	93
Additional paid-in capital	506,949	425,790
Accumulated other comprehensive loss	(7,353)	(5,645)
Accumulated deficit	(250,302)	(201,464)
Total stockholders' equity	249,390	218,774
Total liabilities and stockholders' equity	$546,358	$277,209
The accompanying notes are an integral part of these consolidated financial statements.

8X8, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

	Years Ended March 31,
	2019	2018	2017
Service revenue	$334,438	$280,430	$235,816
Product revenue	18,148	16,070	17,572
Total revenue	352,586	296,500	253,388
Operating expenses:
Cost of service revenue	107,192	86,244	70,576
Cost of product revenue	22,780	20,482	19,714
Research and development	62,063	36,405	28,999
Sales and marketing	177,976	133,945	98,893
General and administrative	73,563	51,851	41,875
Impairment of goodwill, intangible assets and equipment	—	9,469	—
Total operating expenses	443,574	338,396	260,057
Loss from operations	(90,988)	(41,896)	(6,669)
Other income, net	2,818	3,693	1,792
Loss before provision (benefit) for income taxes	(88,170)	(38,203)	(4,877)
Provision (benefit) for income taxes	569	66,294	(126)
Net loss	$(88,739)	$(104,497)	$(4,751)
Net loss per share:
Basic and diluted	$(0.94)	$(1.14)	$(0.05)
Weighted average number of shares:
Basic and diluted	94,533	92,017	90,340
The accompanying notes are an integral part of these consolidated financial statements.

8X8, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(IN THOUSANDS)

	Years Ended March 31,
	2019	2018	2017
Net loss	$(88,739)	$(104,497)	$(4,751)
Other comprehensive income (loss), net of tax
Unrealized gains (losses) on investments in securities	473	(259)	70
Foreign currency translation adjustment	(2,181)	4,256	(5,528)
Comprehensive loss	$(90,447)	$(100,500)	$(10,209)
The accompanying notes are an integral part of these consolidated financial statements.

8X8, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(IN THOUSANDS, EXCEPT SHARES)

	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total
	Shares	Amount
Balance at March 31, 2016	89,213,205	$89	$389,260	$(4,184)	$(109,859)	$275,306
Issuance of common stock under
stock plans	2,576,785	3	4,557	—	—	4,560
Withholding taxes from stock plans	(289,899)	(1)	(3,003)	—	—	(3,004)
Stock-based compensation expense	—	—	21,462	—	—	21,462
Income tax benefit from stock-
based compensation	—	—	486	—	—	486
Unrealized investment gain (loss)	—	—	—	70	—	70
Foreign currency translation adjustment	—	—	—	(5,528)	—	(5,528)
Net loss	—	—	—	—	(4,751)	(4,751)
Balance at March 31, 2017	91,500,091	91	412,762	(9,642)	(114,610)	288,601
Issuance of common stock under stock
plans, less withholding taxes	2,709,990	3	2,179	—	—	2,182
Repurchases of common stock	(1,362,727)	(1)	(17,933)	—	—	(17,934)
Stock-based compensation expense			28,782	—	—	28,782
Unrealized investment gain (loss)	—	—	—	(259)	—	(259)
Foreign currency translation adjustment	—	—	—	4,256	—	4,256
Adjustment from adoption of ASU 2016-9	—	—	—	—	17,643	17,643
Net loss	—	—	—	—	(104,497)	(104,497)
Balance at March 31, 2018	92,847,354	93	425,790	(5,645)	(201,464)	218,774
Issuance of common stock under stock
plans, less withholding taxes	3,272,534	3	4,483	—	—	4,486
Stock-based compensation expense			45,548	—	—	45,548
Unrealized investment gain (loss)	—	—	—	473	—	473
Foreign currency translation adjustment	—	—	—	(2,181)	—	(2,181)
Adjustment from adoption of ASC 606	—	—	—	—	39,901	39,901
Equity component of convertible senior notes, net of issuance costs	—	—	31,128	—	—	31,128
Net loss	—	—	—	—	(88,739)	(88,739)
Balance at March 31, 2019	96,119,888	$96	$506,949	$(7,353)	$(250,302)	$249,390
The accompanying notes are an integral part of these consolidated financial statements.

8X8, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(IN THOUSANDS)

	Years Ended March 31,
	2019	2018	2017
Cash flows from operating activities:
Net loss	$(88,739)	$(104,497)	$(4,751)
Adjustments to reconcile net loss to net cash (used in)
provided by operating activities:
Depreciation	8,748	8,171	6,084
Amortization of intangibles	6,175	5,033	3,762
Impairment of goodwill and long-lived assets	—	9,469	15
Amortization of capitalized software	9,748	2,513	591
Amortization of debt discount and issuance costs	1,355	—	—
Amortization of deferred sales commission costs	14,204	—	—
Non-cash lease expense	4,802	—	—
Stock-based compensation expense	44,508	29,176	21,462
Tax benefit from stock-based compensation expense	—	—	(486)
Deferred income tax expense (benefit)	—	66,273	(411)
Gain on escrow settlement	—	(1,393)	—
Other	1,293	677	1,196
Changes in assets and liabilities:
Accounts receivable	(5,393)	(2,402)	(4,799)
Deferred sales commission costs	(25,286)	—	—
Other current and noncurrent assets	(4,337)	(3,149)	(2,515)
Accounts payable and accruals	17,252	11,860	8,135
Deferred revenue	802	310	195
Net cash (used in) provided by operating activities	(14,868)	22,041	28,478
Cash flows from investing activities:
Purchases of property and equipment	(9,096)	(9,178)	(8,851)
Cost of capitalized software	(25,622)	(12,486)	(5,516)
Proceeds from escrow settlement	—	1,393	—
Purchases of investments	(54,127)	(115,224)	(140,026)
Sales of investments	54,642	27,841	41,288
Proceeds from maturities of investments	50,700	100,382	93,795
Acquisition of businesses, net of cash acquired	(5,625)	—	(2,884)
Net cash provided by (used in) investing activities	10,872	(7,272)	(22,194)
Cash flows from financing activities:
Capital lease payments	(949)	(1,079)	(674)
Payment of contingent consideration	—	(150)	(300)
Repurchase of common stock, including for withholding taxes	(7,823)	(22,440)	(3,003)
Tax benefit from stock-based compensation expense	—	—	486
Proceeds from issuance of common stock under employee stock plans	12,202	7,229	5,087
Purchases of capped call	(33,724)	—	—
Net proceeds from issuance of convertible senior notes	279,532	—	—
Net cash provided by (used in) financing activities	249,238	(16,440)	1,596
Effect of exchange rate changes on cash	(362)	444	(426)
Net increase (decrease) in cash and cash equivalents	244,880	(1,227)	7,454
Cash, cash equivalents and restricted cash, beginning of year	39,803	41,030	33,576
Cash, cash equivalents and restricted cash, end of year	$284,683	$39,803	$41,030
Supplemental and non-cash disclosures:
Equipment acquired under capital leases	$68	$765	$1,152
Interest paid	—	36	16
Income taxes paid	356	38	460

The accompanying notes are an integral part of these consolidated financial statements.

8X8, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
1. THE COMPANY AND SIGNIFICANT ACCOUNTING POLICIES

THE COMPANY

8x8, Inc. ("8x8" or the "Company") was incorporated in California in February 1987 and was reincorporated in Delaware in December 1996.

The Company is a leading cloud provider of enterprise Software-as-a-Service (SaaS) communications solutions, that enable businesses of all sizes to communicate faster and smarter across voice, video meetings, chat and contact centers, transforming both employee and customer experiences with communications that work simply, integrate seamlessly, and perform reliably. From one proprietary cloud technology platform, customers have access to unified communications, team collaboration, video conferencing, contact center, data and analytics and other services. Since fiscal 2004, substantially all revenue has been generated from the sale of communications services and related hardware. Prior to fiscal 2003, the Company's main business was Voice over Internet Protocol semiconductors.

The Company's fiscal year ends on March 31 of each calendar year. Each reference to a fiscal year in these notes to the consolidated financial statements refers to the fiscal year ended March 31 of the calendar year indicated (for example, fiscal 2019 refers to the fiscal year ended March 31, 2019).

Acquisitions

In January 2017, the Company entered into an agreement with the preferred and common shareholders LeChat Inc. pursuant to which the Company purchased technology and other assets to enable cross team messaging and collaboration within the Company's cloud technology platform.

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

See Note 12 for further discussion.

PRINCIPLES OF CONSOLIDATION

The consolidated financial statements include the accounts of 8x8 and its subsidiaries. All material intercompany accounts and transactions have been eliminated.

Reclassifications

Certain amounts previously reported as selling and marketing expenses have been reclassified to cost of sales, research and development expenses, and general and administrative expenses within the consolidated statements of operations to conform to the current period presentation. The reclassification had no impact on the Company's previously reported net loss, cash flows, or basic or diluted net loss per share amounts. See Note 14 for further information.

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

REVENUE RECOGNITION

The Company recognizes service revenue, mainly from subscription services to its cloud-based voice, call center, video and collaboration solutions using the five-step model as prescribed by ASU No. 2014-09, Revenue from Contracts with Customers (ASC 606), as amended: Topic 606:

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

Service Revenue

Service revenue from subscriptions to the Company's cloud-based technology platform is recognized over time on a ratable basis over the contractual subscription term beginning on the date that the platform is made available to the customer to the end of the contractual period. This ratable basis depicts the continuous access to the Company's services. Payments received in advance of subscription services being rendered are recorded as a deferred revenue. Usage fees, either bundled or not bundled, are recognized when the Company has a right to invoice. Professional services for configuration, system integration, optimization, customer training or education are primarily billed on a fixed-fee basis and are performed by the Company directly or, alternatively, customers may also choose to perform these services themselves or engage their own third-party service providers. Professional services revenue is recognized over time as the services are rendered. When a contract with a customer is signed, the Company assesses whether collection of the fees under the arrangement is probable. The Company estimates the amount to reserve for uncollectible amounts based on the aging of the contract balance, current and historical customer trends, and communications with its customers. These reserves are recorded as operating expenses against the contract asset (Accounts Receivable). In the normal course of business, the Company records revenue reductions for customer credits.

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

Deferred Sales Commission Costs

Sales commissions are considered incremental and recoverable costs of acquiring customer contracts. These costs are capitalized as other current or non-current assets and amortized on a straight-line basis over the anticipated benefit period, which is five years. The benefit period was estimated by taking into consideration the length of customer contracts, technology lifecycle, and other factors. This amortization expense is recorded in sales and marketing expense within the Company's consolidated statement of operations.

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
At March 31, 2019 and 2018, all investments were classified as available-for-sale and reported at fair value, based either upon quoted prices in active markets, quoted prices in less active markets, or quoted market prices for similar investments, with unrealized gains and losses, net of related tax, if any, included in other comprehensive income (loss) and disclosed as a separate component of stockholders' equity. Realized gains and losses on sales of all such investments are reported within the caption of other income in the consolidated statements of operations and computed using the specific identification method. The Company classifies its investments as current based on the nature of the investments and their availability for use in current operations. The Company's investments in marketable securities are monitored on a periodic basis for impairment. In the event that the carrying value of an investment exceeds its fair value and the decline in value is determined to be other-than-temporary, an impairment charge is recorded and a new cost basis for the investment is established. These available-for-sale investments are primarily held in the custody of one major financial institution.

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

Construction in progress primarily relates to costs to acquire or internally develop software for internal use not fully completed as of March 31, 2019 and 2018.

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

GOODWILL AND OTHER INTANGIBLE ASSETS

Goodwill represents the excess fair value of consideration transferred over the fair value of net assets acquired in business combinations. Goodwill and intangible assets with indefinite useful lives are not amortized but are tested annually for impairment and more often if there is an indicator of impairment. For the year ended March 31, 2018, the Company had determined that it had three reporting units and allocated goodwill to the reporting units for the purposes of its annual impairment test. For the year ended March 31, 2019, the Company has determined it had one reporting unit. The change in reporting units resulted from the following events:

•	As of April 1, 2018, The Company's DXI operations no longer operated on a standalone basis and was integrated into the Company's existing United Kingdom operations, and

•
During the third fiscal quarter of 2019, the Company assessed it had only one Chief Operating Decision Maker, who reviewed financial results on a consolidated basis. See Note 11 for further discussion.

The Company's annual goodwill impairment test is performed on January 1 each year. No goodwill impairment charges were recorded in the periods presented. The Company early adopted the provisions of ASU 2017-04, Simplifying the Test for Goodwill, for its annual impairment test. See Recently Adopted Accounting Pronouncements for further discussion.

Intangible assets with finite useful lives are amortized on a straight-line basis over the periods benefited. Amortization expense for the customer relationship intangible asset is included in sales and marketing expenses. Amortization expense for acquired technology, software or internally developed software is included in cost of service revenue.

CONVERTIBLE SENIOR NOTES

In accounting for the issuance of the convertible senior notes (the Notes), the Notes were separated into liability and equity components. The carrying amounts of the liability component was calculated by measuring the fair value of similar liabilities that do not have associated convertible features. The carrying amount of the equity component representing the conversion option was determined by deducting the fair value of the liability component from the par value of the respective Notes. This difference represents the debt discount that is amortized to interest expense over the respective terms of the Notes using the effective interest rate method. The equity component was recorded in additional paid-in capital and is not remeasured as long as it continues to meet the accounting requirements for equity classification.

In accounting for the debt issuance costs related to the Notes, the Company allocated the total amount incurred to the liability and equity components of the Notes based on their relative fair values. Issuance costs attributable to the liability component are being amortized to interest expense over the contractual term of the Notes. The issuance costs attributable to the equity component, representing the conversion option, were netted against the equity component in additional paid-in capital.

WARRANTY EXPENSE

The Company accrues for estimated product warranty cost upon revenue recognition. Accruals for product warranties are calculated based on the Company's historical warranty experience adjusted for any specific requirements. The Company's warranty accruals are recorded in current other accrued liabilities in the consolidated balance sheets.

RESEARCH & DEVELOPMENT AND SOFTWARE DEVELOPMENT COSTS

Software developed or obtained for internal use in accordance with ASC 350-40, Internal-Use Software (ASC 350-40), is capitalized during the application development stage. In accordance with authoritative guidance, the Company begins to capitalize costs to develop software when preliminary development efforts are successfully completed, management has authorized and committed project funding, and it is probable that the project will be completed, and the software will be used as intended. Once the project has been completed, these costs are amortized to cost of service revenue on a straight - line basis over the estimated useful life of the related asset, generally estimated to be three years. Costs incurred prior to meeting these criteria together with costs incurred for training and maintenance are expensed as incurred and recorded in research and development expense on our consolidated statements of operations. The Company classifies software development costs associated with the development of the Company's products and services as property and equipment.

ADVERTISING COSTS

Advertising costs are expensed as incurred and were $25.0 million, $14.5 million and $9.5 million for the years ended March 31, 2019, 2018 and 2017, respectively.

FOREIGN CURRENCY TRANSLATION

The Company has determined that the functional currency of each of its foreign subsidiaries are the subsidiary's local currency. The Company believes this most appropriately reflects the current economic facts and circumstances of the Company's subsidiaries' operations. The assets and liabilities of the subsidiaries are translated at the applicable exchange rate as of the end of the balance sheet period, and revenue and expenses are translated at an average rate over the period presented. Resulting currency translation adjustments are recorded as a component of accumulated other comprehensive income or loss within the stockholder's equity.

SEGMENT INFORMATION

The Company has determined the chief executive officer is its chief operating decision maker. The chief executive officer reviews financial information presented on a consolidated basis for purposes of assessing performance and making decisions on how to allocate resources. The Company has determined that it operates in a single reportable segment.

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

The Company sells its products to business customers and distributors. The Company performs ongoing credit evaluations of its customers' financial condition and generally does not require collateral from its customers. At March 31, 2019 and 2018, no customer accounted for more than 10% of accounts receivable.

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

The standard establishes a fair value hierarchy based on the level of independent, objective evidence surrounding the inputs used to measure fair value by requiring that the most observable inputs be used when available. A financial instrument's categorization within the fair value hierarchy is based upon the lowest level of input that is significant to the fair value measurement. The fair value hierarchy is as follows:

•	Level 1 applies to assets or liabilities for which there are quoted prices in active markets for identical assets or liabilities that the Company has the ability to access at the measurement date.

•
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

•	Level 3 applies to assets or liabilities for which fair value is derived from valuation techniques in which one or more significant inputs are unobservable, including the Company's own assumptions.

The estimated fair value of financial instruments is determined by the Company using available market information and valuation methodologies considered to be appropriate. The carrying amounts of the Company's cash and cash equivalents, accounts receivable and accounts payable approximate their fair values due to their short maturities. The Company's investments and convertible senior notes payable are carried at fair value.

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

The Company issued performance stock units (PSUs) to a group of executives with vesting that is contingent on both market performance and continued service during the fiscal year ended March 31, 2019:

•
These PSUs vest (1) 50% on October 23, 2020 and (2) 50% on October 23, 2021, in each case subject to the performance of the Company's common stock relative to the Russell 2000 Index (the benchmark) during the period from grant date through such vesting date. A 2x multiplier will be applied to the total shareholder returns (TSR), such that the number of shares earned will increase or decrease by 2% of the target numbers, for each 1% of positive or negative relative TSR.  In the event the Company's common stock performance is below negative 30% relative to the benchmark, no shares will be issued. In no event will the number of shares issued in each tranche exceed 200% of the target for that tranche.

The Company issued PSUs to a group of executives with vesting that is contingent on both market performance and continued service during the fiscal year ended March 31, 2018:

•
These PSUs vest (1) 50% on September 22, 2018 and (2) 50% on September 27, 2019, in each case subject to the performance of the Company's common stock relative to the Russell 2000 Index (the benchmark) during the period from grant date through such vesting date. A 2x multiplier will be applied to the total shareholder returns (TSR), such that the number of shares earned will increase or decrease by 2% of the target numbers, for each 1% of positive or negative relative TSR. In the event the Company's common stock performance is below negative 30%, relative to the benchmark, no shares will be issued. In no event will the number of shares issued in each tranche exceed 200% of the target for that tranche.

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

RESEARCH AND DEVELOPMENT COSTS

Research and development expenses consist primarily of personnel, consulting and equipment costs necessary for the Company to conduct development and engineering efforts. Research and development costs are expensed as incurred.

COMPREHENSIVE INCOME (LOSS)

Comprehensive income (loss), as defined, includes all changes in equity (net assets) during a period. The difference between net income (loss) and comprehensive income (loss) is due to foreign currency translation adjustments and unrealized gains or losses on investments classified as available-for-sale.

NET INCOME (LOSS) PER SHARE

Basic net income (loss) per share is computed by dividing net income (loss) available to common stockholders (numerator) by the weighted average number of vested, unrestricted common shares outstanding during the period (denominator). Diluted net income (loss) per share is computed on the basis of the weighted average number of shares of common stock plus the effect of dilutive potential common shares outstanding during the period using the treasury stock method unless their effect is anti-dilutive. Dilutive potential common shares include outstanding stock options, employee shares purchase programs (ESPP), and restricted stock units (RSUs).

The Company would include the dilutive effects of the Convertible Senior Notes (the Notes) (see Note 7) in the calculation of diluted net income per common share if the average market price is above the conversion price. Upon conversion of the Notes, it is the Company’s intention to pay cash equal to the lesser of the aggregate principal amount or the conversion value of the Notes being converted, therefore, only the conversion spread relating to the Notes would be included in the Company’s diluted earnings per share calculation unless their effect is anti-dilutive.

DEFERRED RENT

The Company recognizes rent expense on a straight-line basis for all operating lease arrangements with the difference between required lease payments and rent expense recorded as deferred rent. The difference results from rent holidays, rent escalations and tenant improvement allowances, which are amortized over the lease term.

RECENTLY ADOPTED ACCOUNTING PRONOUNCEMENTS

In May 2014, the Financial Accounting Standards Board (FASB) issued ASC 606-Revenue from Contracts with Customers (ASC 606), which replaces numerous requirements in U.S. GAAP and provide companies with a single revenue recognition model for recognizing revenue from contracts with customers. On April 1, 2018, the Company adopted ASC 606 using the modified retrospective method and applied Topic 606 to those contracts which were not completed as of April 1, 2018. Under the modified retrospective method the Company's fiscal 2018 and 2017 consolidated statement of operations were not restated. As such, revenues for those fiscal years were reported under the previous guidance of ASC 605, Revenue Recognition.

The Company recognized the cumulative effect of initially applying ASC 606 as an adjustment to retained earnings in the consolidated balance sheet as of April 1, 2018 (in thousands).

	Balance at March 31, 2018	Adjustments Due to ASC 606	Balance at April 1, 2018
Current assets:
Deferred sales commission costs	$—	$11,234	$11,234
Other current assets	$10,040	$1,725	$11,765
Non-current assets:
Deferred sales commission costs	$—	26,942	$26,942
Stockholders' Equity
Accumulated deficit	$(201,464)	$39,901	$(161,563)

The following tables summarize the impacts of ASC 606 adoption on the Company's financial statements for the periods ended March 31, 2019:

Selected Consolidated Balance Sheet Line Items (in thousands):

	March 31, 2019
	ASC 605	Adjustments	(As Reported) ASC 606
Current assets:
Deferred sales commission costs	$—	$15,601	$15,601
Other current assets	$9,410	$5,717	$15,127
Non-current assets:
Deferred sales commission costs	$—	$33,693	$33,693
Stockholders' Equity
Accumulated deficit	$(305,313)	$55,011	$(250,302)

Selected Consolidated Statement of Operations Line Items (in thousands, except per share amounts):

	Twelve Months Ended March 31, 2019
	ASC 605	Adjustments	(As Reported) ASC 606
Service revenue	$335,671	$(1,233)	$334,438
Product revenue	16,271	1,877	18,148
Total revenue	$351,942	$644	$352,586
Operating expenses:
Sales and marketing	$189,058	$(11,082)	$177,976
Loss from operations	$(102,714)	$11,726	$(90,988)
Net loss	$(100,465)	$11,726	$(88,739)
Net loss per share:
Basic and Diluted	$(1.06)	$0.12	$(0.94)

Selected Consolidated Statements of Cash Flows Line Items (in thousands):

	Twelve Months Ended March 31, 2019
	ASC 605	Adjustments	(As Reported) ASC 606
Net loss	$(100,465)	$11,726	$(88,739)
Amortization of deferred sales commission costs	$—	$14,204	$14,204
Deferred sales commission costs	$—	$(25,286)	$(25,286)
Other current and non-current assets	$(3,693)	$(644)	$(4,337)
Net cash provided by operating activities	$(14,868)	$—	$(14,868)

In January 2016, the FASB issued Accounting Standards Update (ASU) No. 2016-01 Financial Instruments-Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities, which amends various aspects of the recognition, measurement, presentation, and disclosure of financial instruments This amendment is effective for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years. Therefore, the Company has prospectively adopted this new standard on April 1, 2018. The adoption of this standard did not have a material impact on the Company's consolidated financial statements.

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

In January 2017, the FASB issued Accounting Standards Update ASU No. 2017-04, Simplifying the Test for Goodwill Impairment, which simplifies the subsequent measurement of goodwill by removing the requirement to perform a hypothetical purchase price allocation to compute the implied fair value of goodwill to measure impairment. Instead, any goodwill impairment will equal the amount by which a reporting unit’s carrying value exceeds its fair value, not to exceed the carrying amount of goodwill. Furthermore, the ASU eliminates the requirements for any reporting unit with a zero or negative carrying amount to perform a qualitative assessment and, if it fails that qualitative test, to perform step 2 of the goodwill impairment test. As permitted by the ASU, the Company have elected to early adopt this guidance for our fiscal 2019 goodwill impairment test, which was performed during the fourth quarter of fiscal 2019. The adoption of this guidance did not have a material impact on our consolidated financial statements.

RECENT ACCOUNTING PRONOUNCEMENTS

In February 2016, the FASB issued ASU 2016-2, Leases (Topic 842), along with amendments issued in 2018, which requires companies to generally recognize on the balance sheet operating and financing lease liabilities and corresponding right-of-use assets. The update also requires qualitative and quantitative disclosures designed to assess the amount, timing, and uncertainty of cash flows arising from leases.  The update requires the use of a modified retrospective transition approach, which includes a number of optional practical expedients that entities may elect to apply. Among the subsequent amendments, an optional transition method was provided. This amendment is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. Early adoption is permitted. The Company expects the adoption to have a material impact to the consolidated balance sheets for the recording of the "right-to-use" asset and corresponding contract liability. The Company is currently scoping the definition of a lease under ASC 842 to determine the "right-to-use" asset and corresponding liability in accordance with the standard. The Company plans to adopt the ASU utilizing the current period adjustment method on April 1, 2019 and expects to record approximately $13.1 to $14.1 million right-of-use assets and $15.0 to $16.0 million lease liability on its consolidated balance sheet. The amount of the Company's deferred rent as of March 31, 2019 of $1.9 million will be removed upon adoption.

In June 2018, the FASB issued ASU 2018-7, Compensation-Stock Compensation (Topic 718), which now provides guidance for share-based payments to non-employees, resulting in alignment in accounting for employees and non-employees. The amendment is effective for public companies with fiscal years beginning after December 15, 2018. Early adoption is permitted. The Company estimates the impact of this pronouncement to its consolidated financial statements to be immaterial.

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

2. REVENUE RECOGNITION
Disaggregation of Revenue
The Company disaggregates its revenue by geographic region. See Note 11 for more information.
Contract Balances
The following table provides information about receivables, contract assets and deferred revenues from contracts with customers (in thousands):

March 31, 2019
Accounts receivable, net	$20,181
Other current assets	$5,717
Deferred revenue - current	$3,336
Deferred revenue - non-current	$6

Changes in the contract assets and the deferred revenue balances during the twelve months ended March 31, 2019 are as follows (in thousands):

	April 1, 2018	March 31, 2019	$ Change
Other current assets	$1,725	$5,717	$3,992
Deferred revenue	$2,578	$3,342	$764
The change in contract assets was primarily driven by the recognition of revenue that has not yet been billed. The increase in deferred revenues was due to billings in advance of performance obligations being satisfied. Revenues of approximately $2.5 million recognized during the year ended March 31, 2019 were included in the contract liabilities balance at April 1, 2018.
Remaining Performance Obligations
The Company's subscription terms typically range from one to four years. Contract revenue as of March 31, 2019, that has not yet been recognized was approximately $170.0 million. This excludes contracts with an original expected length of one year or less. The Company expects to recognize revenue on the vast majority of the remaining performance obligation over the next 24 months.
3. FAIR VALUE MEASUREMENTS
Cash, cash equivalents and available-for-sale investments were (in thousands):

As of March 31, 2019	Amortized Costs	Gross Unrealized Gain	Gross Unrealized Loss	Estimated Fair Value	Cash and Cash Equivalents	Short-Term Investments
Cash	$25,364	$—	$—	$25,364	$25,364	$—
Level 1:
Money market funds	251,219	—	—	251,219	251,219	—
Subtotal	276,583	—	—	276,583	276,583	—
Level 2:
Corporate debt	46,516	51	(29)	46,538	—	46,538
Municipal securities	5,511	17	—	5,528	—	5,528
Asset backed securities	13,596	9	(17)	13,588	—	13,588
Agency bond	4,260	—	(15)	4,245	—	4,245
Subtotal	69,883	77	(61)	69,899	—	69,899
Total assets	$346,466	$77	$(61)	$346,482	$276,583	$69,899

As of March 31, 2018	Amortized Costs	Gross Unrealized Gain	Gross Unrealized Loss	Estimated Fair Value	Cash and Cash Equivalents	Short-Term Investments
Cash	$16,499	$—	$—	$16,499	$16,499	$—
Level 1:
Money market funds	15,204	—	—	15,204	15,204	—
Subtotal	31,703	—	—	31,703	31,703	—
Level 2:
Commercial paper	13,254	—	(8)	13,246	—	13,246
Corporate debt	70,631	6	(296)	70,341	—	70,341
Asset backed securities	3,385	3	(1)	3,387	—	3,387
Mortgage backed securities	27,063	1	(119)	26,945	—	26,945
Agency bond	4,183	—	(35)	4,148	—	4,148
Subtotal	121,013	10	(464)	120,559	—	120,559
Total assets	$152,716	$10	$(464)	$152,262	$31,703	$120,559
As of March, 31, 2019, the estimated fair value of the Company's outstanding convertible senior notes (the Notes) was $216.0 million. The fair value of the Notes was determined based on the closing price for the Notes on the last trading day of the reporting period and is considered as Level 2 in the fair value hierarchy.
Contractual maturities of investments as of March 31, 2019 are set forth below (in thousands):

Estimated Fair Value
Due within one year	$32,385
Due after one year	37,514
Total	$69,899
4. PROPERTY AND EQUIPMENT
Property and equipment consisted of the following (in thousands):

	March 31,
	2019	2018
Computer equipment	$34,706	$29,761
Software development costs	39,131	20,144
Software licenses	9,713	8,663
Leasehold improvements	6,286	6,573
Furniture and fixtures	2,324	1,637
Construction in progress	10,071	2,394
	102,231	69,172
Less: accumulated depreciation and amortization	(49,396)	(33,440)
	$52,835	$35,732

5. INTANGIBLE ASSETS, GOODWILL AND OTHER ASSETS
The carrying value of intangible assets consisted of the following (in thousands):

	March 31, 2019			March 31, 2018
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Technology	$25,702	$(15,409)	$10,293	$19,702	$(10,535)	$9,167
Customer relationships	9,467	(8,080)	1,387	9,776	(7,366)	2,410
Trade names/domains	2,108	(2,108)	—	2,108	(1,727)	381
Total acquired identifiable intangible assets	$37,372	$(25,692)	$11,680	$31,681	$(19,723)	$11,958
At March 31, 2019, annual amortization of definite lived intangible assets, based upon existing intangible assets and current useful lives, is estimated to be the following (in thousands):

Amount
2020	$6,116
2021	3,569
2022	1,766
2023	229
Total	$11,680
Impairment of Long-Lived Assets and Goodwill
During the third quarter of fiscal year 2018, the Company changed its product and marketing strategy for the use of DXI's technology and re-assessed DXI's profitability outlook. This triggered the requirement that the Company test the recorded goodwill for impairment in accordance with ASC 350-20-35. First, the Company estimated the fair value of its three reporting units at the time using the market approach. Under the market approach, the Company utilized the market capitalization of its publicly-traded shares and comparable company information to determine revenue multiples which were used to determine the fair value of the reporting unit. Based on this approach, the Company determined that there was an indication of impairment only for its DXI reporting unit, which was within the Company's Europe reporting segment, as the carrying value including goodwill exceeded the estimated fair value. As largely independent cash flows could not be attributed to any assets individually the Company evaluated DXI's assets and liabilities as one asset group. Then the Company estimated the fair value of DXI's asset group using discounted cash flow methods to determine the implied fair value of goodwill. The difference between this implied fair value of the goodwill and its carrying value was recorded as impairment. The outcome of the analysis resulted in a non-cash expense for impairment of property and equipment, intangible assets and goodwill of $0.3 million, $1.2 million, $8.0 million, respectively, which was recorded during the third quarter of fiscal year 2018 as a separate line item in the Company's Consolidated Statements of Operations.
The following table provides a summary of the changes in the carrying amounts of goodwill (in thousands):

Total
Balance at March 31, 2017	46,136
Impairment loss	(8,036)
Foreign currency translation	1,954
Balance at March 31, 2018	40,054
Balance at Additions due to acquisitions	500
Foreign currency translation	(860)
Balance at March 31, 2019	39,694
Deferred Sales Commission Costs

Amortization expense for the deferred sales commission costs for the year ended March 31, 2019, was $14.2 million. Prior to the adoption of ASC 606, the Company did not defer sales commission costs. There were no impairment losses relative to the costs capitalized for the year ended March 31, 2019.

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
Operating Leases
The Company's operating lease obligations consist of the Company's principal facility and various leased facilities under operating lease agreements, which expire on various dates from fiscal 2020 through fiscal 2026. The Company leases its headquarters facility in San Jose, California under an operating lease agreement that expires in October 2019.
On January 23, 2018, the Company entered into a 132-month lease to rent approximately 162,000 square feet of office space in a new building in San Jose, California. The lease term began on January 1, 2019.
In connection with the lease, the Company procured a standby letter of credit (LOC) in the amount of $8.1 million for the benefit of the landlord, which may be drawn down in the event the Company defaults in the payment of its obligations under the lease. The LOC is disclosed as restricted cash on the Company's consolidated balance sheets for the year ending March 31, 2019.
On April 30, 2019, the Company entered into an assignment and assumption of lease agreement (the "Agreement") with the landlord and a third party lessee, to assign to the third party lessee its rights and obligations under the new office space lease. Pursuant to the Agreement, the Company expects to be released from all of its obligations under the lease and related LOC by the end of the Company’s fiscal year ending March 31, 2022 or shortly thereafter.
At March 31, 2019, future total minimum annual lease payments under non-cancelable operating leases were as follows (in thousands):

Year ending March 31:
2020	$7,143
2021	8,907
2022	8,797
2023	1,556
2024	1,140
Thereafter	2,279
Total	$29,822
Rent expense for the years ended March 31, 2019, 2018 and 2017 was $10.6 million, $5.6 million and $5.1 million, respectively.

Capital Leases
The Company has non-cancelable capital lease agreements for office and computer equipment bearing interest at various rates. At March 31, 2019, future minimum annual lease payments under non-cancelable capital leases were as follows (in thousands):

Year ending March 31:
2020	$436
2021	64
2022	19
2023	15
2024	15
Total minimum payments	549
Less: Amount representing interest	(15)
534
Less: Short-term portion of capital lease obligations	(424)
Long-term portion of capital lease obligations	$110
Capital leases included in computer and office equipment were approximately $3.4 million and $3.5 million at March 31, 2019 and 2018, respectively. Total accumulated amortization was approximately $2.8 million and $1.8 million at March 31, 2019 and 2018, respectively.
Minimum Third-Party Customer Support Commitments
The Company's contract with third-party customer support vendors include minimum monthly commitments and the requirements to maintain the service level for several months. The total contractual minimum commitments were approximately $1.1 million at March 31, 2019.
Minimum Third-Party Network Service Provider Commitments
The Company entered into contracts with multiple vendors for third-party network service which expire on various dates through fiscal 2021. At March 31, 2019, future minimum annual payments under these third-party network service contracts were approximately $1.9 million.
Legal Proceedings
The Company may be involved in various lawsuits, claims and proceedings, including intellectual property, commercial, securities and employment matters that arise in the normal course of business. The Company accrues a liability when management believes information available prior to the issuance of the financial statements indicates it is probable a loss has been incurred as of the date of the financial statements and the amount of loss can be reasonably estimated. The Company adjusts its accruals to reflect the impact of negotiations, settlements, rulings, advice of legal counsel and other information and events pertaining to a particular case. Legal costs are expensed as incurred.
On November 30, 2018, the Company was named as a defendant in Rainey Circuit LLC v. 8x8 Inc., by way of a Complaint filed by Plaintiff Rainey Circuit LLC in the District of Delaware (Civil Action No. Case 1:18-cv-01903-MN, the Complaint). The Complaint alleges that the Company infringes U.S. Patent No. 8,131,824 with regards to alleged activities concerning the Company's sales or uses of a multimedia messaging system as allegedly implemented in connection with the Company’s Virtual Office application. The Company has a membership with a defensive patent acquisition network (third-party). The third-party negotiated a license covering the Company, and on February 26, 2019, Rainey Circuit LLC dismissed the Complaint against the Company with prejudice.
The Company believes it has recorded adequate provisions for any such lawsuits, claims and proceedings and, as of March 31, 2019, it was not reasonably possible that a material loss had been incurred in excess of the amounts recognized in the Consolidated Financial Statements. Based on its experience, the Company believes that damage amounts claimed in these matters are not meaningful indicators of potential liability. Some of the matters pending against the Company involve potential compensatory, punitive or treble damage claims or sanctions, that, if granted, could require the Company to pay damages or make other expenditures in amounts that could have a material adverse effect on its Consolidated Financial Statements. Given the inherent uncertainties of litigation, the ultimate outcome of the ongoing matters described herein cannot be predicted with certainty. While litigation is inherently unpredictable, the Company believes it has valid defenses with respect to the legal matters pending against it. Nevertheless, the Consolidated Financial Statements could be materially adversely affected in a particular period by the resolution of one or more of these contingencies.

State and Local Taxes and Surcharges
From time to time, the Company has received inquiries from a number of state and local taxing agencies with respect to the remittance of sales, use, telecommunications, excise, and income taxes. Several jurisdictions currently are conducting tax audits of the Company's records. The Company collects or has accrued for taxes that it believes are required to be remitted. The amounts that have been remitted have historically been within the accruals established by the Company. The Company adjusts its accrual when facts relating to specific exposures warrant such adjustment. During the second quarter of fiscal 2019, the Company conducted a periodic review of the taxability of its services and determined that certain services may be subject to sales, use, telecommunications or other similar indirect taxes in certain jurisdictions. Accordingly, the Company recorded contingent indirect tax liabilities. As of March 31, 2019 and 2018, the Company had accrued contingent indirect tax liabilities of $8.0 million and $0.8 million, respectively.
Other Commitments, Indemnifications and Contingencies

During the year ended March, 31, 2019, the Company determined that additional sales taxes were probable of being assessed and estimable in multiple states as a result of preliminary findings from current sales and use tax audits. As a result, the Company estimated an incremental sales tax liability of $7.2 million, which was recorded as general and administrative expense in the consolidated statements of operations during fiscal 2019.

7. CONVERTIBLE SENIOR NOTES AND CAPPED CALL

Convertible Senior Notes

In February 2019, the Company issued $287.5 million aggregate principal amount of 0.50% convertible senior notes (the Notes) due 2024 in a private placement, including the exercise in full of the initial purchasers' option to purchase additional notes. The Notes are senior unsecured obligations of the Company and interest is payable semiannually in arrears on February 1 and August 1 of each year, beginning on August 1, 2019. The Notes will mature on February 1, 2024, unless earlier repurchased, redeemed, or converted. The total net proceeds from the debt offering, after deducting initial purchase discounts, debt issuance costs, and costs of the capped call transactions described below, were approximately $245.8 million.

Each $1,000 principal amount of the Notes is initially convertible into 38.9484 shares of the Company’s common stock, par value $0.001, which is equivalent to an initial conversion price of approximately $25.68 per share. The conversion rate is subject to adjustment upon the occurrence of certain specified events but will not be adjusted for any accrued and unpaid interest. In addition, upon the occurrence of certain corporate events that occur prior to the maturity date or following the Company's issuance of a notice of redemption , in each case as described in the Indenture, the Company will, in certain circumstances, increase the conversion rate for a holder that elects to convert its Notes in connection with such a corporate event or during the relevant redemption period.

Prior to the close of business on the business day immediately preceding October 1, 2023, the Notes will be convertible only under the following circumstances:

1.
At any time during any calendar quarter commencing after the fiscal quarter ending on June 30, 2019 (and only during such calendar quarter), if the last reported sale price of the Common Stock for at least 20 trading days (whether or not consecutive) during the period of 30 consecutive trading days ending on the last trading day of the immediately preceding calendar quarter is greater than or equal to 130% of the conversion price on each applicable trading day;

2.
During the five business day period immediately after any ten consecutive trading day period (the measurement period), if the trading price per $1,000 principal amount of the Notes for each trading day of the measurement period was less than 98% of the product of the last reported sale price of the common stock on each such trading day and the conversion rate on each such trading day;

3.	If the Company calls any or all of the Notes for redemption, at any time prior to the close of business on the scheduled trading day immediately preceding the redemption date; or

4.	Upon the occurrence of specified corporate events (as set forth in the indenture governing the Notes).

On or after October 1, 2023, until the close of business on the second scheduled trading day immediately preceding the maturity date, holders may convert all or any portion of their Notes, regardless of the foregoing circumstances. Upon conversion, the Company will satisfy its conversion obligation by paying or delivering, as the case may be, cash, shares of common stock, or a combination of cash and shares of common stock, at the Company's election. The Company’s current intent is to settle the principal amount of the Notes in cash upon conversion. During the year ended March 31, 2019, the conditions allowing holders of the Notes to convert were not met.

The Company may not redeem the Notes prior to February 4, 2022. On or after February 4, 2022, the Company may redeem for cash all or part of the Notes, at the redemption price equal to 100% of the principal amount thereof, plus accrued and unpaid interest, if the last reported sale price of the common stock has been at least 130% of the conversion price then in effect for at least 20 trading days (whether or not consecutive) during any 30 consecutive trading day period (including the last trading day of such period) ending on, and including, the trading day immediately preceding the date on which the Company provides a redemption notice. If a fundamental change (as defined in the indenture governing the notes) occurs at any time, holders of Notes may require the Company to repurchase for cash all or any portion of their Notes at a repurchase price equal to 100% of the principal amount of the Notes to be repurchased, plus accrued and unpaid interest to, but excluding, the fundamental change repurchase date.

The Notes are senior unsecured obligations and will rank senior in right of payment to any of the Company’s indebtedness that is expressly subordinated in right of payment to the Notes; equal in right of payment with the Company’s existing and future liabilities that are not so subordinated; effectively junior in right of payment to any of the Company’s secured indebtedness to the extent of the value of the assets securing such indebtedness; and structurally junior to all indebtedness and other liabilities (including trade payables) of current or future subsidiaries of the Company.

In accounting for the issuance of the Notes, the Company separated the Notes into liability and equity components.  The carrying amount of the liability component was calculated by measuring the fair value of a similar debt instrument that does not have an associated convertible feature. The carrying amount of the equity component representing the conversion option was $66.7 million and was determined by deducting the fair value of the liability component from the par value of the Notes. The equity component is not remeasured as long as it continues to meet the accounting requirements for equity classification. The excess of the principal amount of the liability component over its carrying amount (“debt discount”) is amortized to interest expense at the effective interest rate of 6.5% over the contractual terms of the Notes.

In accounting for the transaction costs related to the Notes, the Company allocated the total amount incurred to the liability and equity components of the Notes based on the proportion of the proceeds allocated to the debt and equity components. Issuance costs attributable to the liability component were $0.6 million were recorded as additional debt discount to be amortized to interest expense using the effective interest method over the contractual terms of the Notes. Issuance costs attributable to the equity component were netted with the equity component in stockholders’ equity.

The net carrying amount of the liability component of the Notes was as follows (in thousands):

March 31, 2019
Principal	$287,500
Unamortized debt discount	(70,876)
Unamortized issuance costs	(589)
Net carrying amount	$216,035
The net carrying amount of the equity component of the Notes was as follows (in thousands):

March 31, 2019
Debt discount for conversion option	$66,700
Issuance costs	(1,848)
Net carrying amount	$64,852

Interest expense related to the Notes was as follows (in thousands):

March 31, 2019
Contractual interest expense	$156
Amortization of debt discount	1,343
Amortization of issuance costs	11
Total interest expense	$1,510

Capped Call

In connection with the pricing of the Notes, the Company entered into privately negotiated capped call transactions (Capped Calls) with certain counterparties. The Capped Calls each have an initial strike price of approximately $25.68 per share, subject to certain adjustments, which corresponds to the initial conversion price of the Notes. The Capped Calls have initial cap prices of $39.50 per share, subject to certain adjustments. The Capped Calls are expected to partially offset the potential dilution to the Company’s Common Stock upon any conversion of the Notes, with such offset subject to a cap based on the cap price. The Capped Calls cover, subject to anti-dilution adjustments, approximately 11.2 million shares of the Company’s Common Stock. The Capped Calls are subject to adjustment upon the occurrence of specified extraordinary events affecting the Company, including merger events, tender offers and announcement events. In addition, the Capped Calls are subject to certain specified additional disruption events that may give rise to a termination of the Capped Calls, including nationalization, insolvency or delisting, changes in law, failures to deliver, insolvency filings and hedging disruptions. For accounting purposes, the Capped Calls are separate transactions, and not part of the terms of the Notes. As these transactions meet certain accounting criteria, the Capped Calls are recorded in stockholders' equity and are not accounted for as derivatives. The cost of $33.7 million incurred to purchase the Capped Calls was recorded as a reduction to additional paid-in capital and will not be remeasured.

The net impact to the Company’s stockholders’ equity, included in additional paid-in capital, relating to the issuance of the Notes was as follows (in thousands):

March 31, 2019
Conversion option	$66,700
Payments for capped call transactions	(33,724)
Issuance costs	(1,848)
Total	31,128

8. STOCKHOLDERS' EQUITY
In May 2006, the Company's board of directors approved the 2006 Stock Plan ("2006 Plan").  The Company's stockholders subsequently adopted the 2006 Plan in September 2006, and became effective in October 2006.  The Company reserved 7,000,000 shares of the Company's common stock for issuance under this plan. The 2006 Plan provides for granting incentive stock options to employees and non-statutory stock options to employees, directors or consultants.  The stock option price of incentive stock options granted may not be less than the fair market value on the effective date of the grant. Other types of options and awards under the 2006 Plan may be granted at any price approved by the administrator, which generally will be the compensation committee of the board of directors. Options generally vest over four years and expire ten years after grant.  In 2009, the 2006 Plan was amended to provide for the granting of stock purchase rights. The 2006 Plan expired in May 2016. As of March 31, 2019, there are no shares available for future grants under the 2006 Plan.
2012 Equity Incentive Plan
In June 2012, the Company's board of directors approved the 2012 Equity Incentive Plan ("2012 Plan").  The Company's stockholders subsequently adopted the 2012 Plan in July 2012, and became effective in August 2012.  The Company reserved 4,100,000 shares of the Company's common stock for issuance under this plan. In August 2014, 2016 and 2018, the 2012 Plan was amended to allow for an additional 6,800,000 , 4,500,000 and 16,300,000 shares reserved for issuance, respectively. The 2012 Plan provides for granting incentive stock options to employees and non-statutory stock options to employees, directors or consultants, and granting of stock appreciation rights, restricted stock, restricted stock units and performance units, qualified performance-based awards and stock grants. The stock option price of incentive stock options granted may not be less than the fair market value on the effective date of the grant. Other types of options and awards under the 2012 Plan may be granted at any price approved by the administrator, which generally will be the compensation committee of the board of directors. Options, restricted stock and restricted stock units generally vest over four years and expire ten years after grant. The 2012 Plan expires in June 2022. As of March 31, 2019, 10.7 million shares remained available under the 2012 Plan.
2013 New Employee Inducement Incentive Plan
In September 2013, the Company's board of directors approved the 2013 New Employee Inducement Incentive Plan ("2013 Plan").  The Company reserved 1,000,000 shares of the Company's common stock for issuance under this plan. In November 2014, the 2013 Plan was amended to allow for an additional 1,200,000 shares reserved for issuance. In July 2015, the Plan was amended to allow for an additional 1,200,000 shares reserved for issuance. In connection with its approval of the August 2016 amendments to the 2012 Plan, the Board of Directors has approved the suspension of future grants under the 2013 Plan, which became effective immediately upon stockholder approval of the proposed 2012 Plan amendments in August 2016. In addition, the 2013 Plan was amended to reduce the number of shares reserved for issuance under the 2013 Plan to the number of shares that are then subject to outstanding awards under the 2013 Plan, leaving no shares available for future grant. The 2013 Plan provided for granting non-statutory stock options, stock appreciation rights, restricted stock, restricted stock and performance units and stock grants solely to newly hired employees as a material inducement to accepting employment with the Company. Options were granted at market value on the grant date under the 2013 Plan, unless determined otherwise at the time of grant by the administrator, which generally will be the compensation committee of the board of directors. Grants generally vest over four years and expire ten years after grant.
2017 New Employee Inducement Incentive Plan
In October 2017, the Company's board of directors approved the 2017 New Employee Inducement Incentive Plan ("2017 Plan"). The Company reserved 1,000,000 shares of the Company's common stock for issuance under this plan. In January and June 2018 , the 2017 Plan was amended to allow for an additional 1,500,000 and 1,500,000 shares reserved for issuance, respectively. The 2017 Plan provides for granting non-statutory stock options, stock appreciation rights, restricted stock, and performance units and stock grants solely to newly hired employees as a material inducement to accepting employment with the Company. Options are granted at market value on the grant date under the 2017 Plan, unless determined otherwise at the time of grant by the administrator, which generally will be the compensation committee of the board of directors. Grants generally vest over three years and expire ten years after grant. As of March 31, 2019, 0.6 million shares remained available under the 2017 plan.
Stock-Based Compensation
The following table summarizes stock-based compensation expense (as reclassified, see Note 14, in thousands):

	Years Ended March 31,
	2019	2018	2017
Cost of service revenue	$5,527	$3,977	$3,308
Cost of product revenue	—	—	—
Research and development	12,313	6,625	3,762
Sales and marketing	11,951	6,630	5,334
General and administrative	14,717	11,944	9,058
Total	$44,508	$29,176	$21,462
Stock Options, Stock Purchase Right and Restricted Stock Unit Activity
Stock option activity under all the Company's stock option plans since March 31, 2016, is summarized as follows:

	Number of Shares	Weighted Average Exercise Price Per Share
Outstanding at March 31, 2016	4,793,266	$6.29
Granted	407,392	14.63
Exercised	(603,998)	2.34
Canceled/Forfeited	(134,248)	8.41
Outstanding at March 31, 2017	4,462,412	7.52
Granted	609,135	14.95
Exercised	(773,897)	3.95
Canceled/Forfeited	(299,365)	13.05
Outstanding at March 31, 2018	3,998,285	8.93
Granted	236,799	21.65
Exercised	(759,884)	7.70
Canceled/Forfeited	(361,129)	15.41
Outstanding at March 31, 2019	3,114,071	$9.45

Vested and expected to vest March 31, 2019	3,114,071	$9.45
Exercisable at March 31, 2019	2,737,032	$8.33
Stock Purchase Right activity since March 31, 2016 is summarized as follows:

	Number of Shares	Weighted Average Grant Date Fair Value	Weighted Average Remaining Contractual Term (in Years)
Balance at March 31, 2016	82,171	$6.30	0.76
Granted	—	—
Vested and released	(69,426)	6.00
Forfeited	(1,375)	6.72
Balance at March 31, 2017	11,370	8.10	1.09
Granted	—	—
Vested and released	(6,395)	8.26
Forfeited	—	—
Balance at March 31, 2018	4,975	8.10	1.09
Granted	—	—
Vested and released	(4,625)	7.88
Forfeited	(350)	7.88
Balance at March 31, 2019	—	$—

Restricted stock unit activity since March 31, 2016 is summarized as follows:

	Number of Shares	Weighted Average Grant Date Fair Value	Weighted Average Remaining Contractual Term (in Years)
Balance at March 31, 2016	4,544,799	$8.08	1.67
Granted	2,491,877	15.15
Vested and released	(1,600,831)	7.89
Forfeited	(496,795)	9.56
Balance at March 31, 2017	4,939,050	11.57	1.55
Granted	3,481,870	14.41
Vested and released	(1,833,038)	10.27
Forfeited	(652,339)	12.73
Balance at March 31, 2018	5,935,543	13.51	1.60
Granted	5,726,787	19.77
Vested and released	(2,399,371)	12.87
Forfeited	(1,442,471)	16.85
Balance at March 31, 2019	7,820,488	$17.68	1.35
The total intrinsic value of options exercised in the years ended March 31, 2019, 2018 and 2017 was $10.0 million, $9.0 million and $7.2 million, respectively. As of March 31, 2019, there was $107 million of unamortized stock-based compensation expense related to unvested stock options and awards which is expected to be recognized over a weighted average period of approximately 2.3 years.
1996 Employee Stock Purchase Plan
The Company's 1996 Stock Purchase Plan ("Employee Stock Purchase Plan") was adopted in June 1996 and became effective upon the closing of the Company's initial public offering in July 1997. Under the Employee Stock Purchase Plan, 500,000 shares of common stock were initially reserved for issuance. At the start of each fiscal year, the number of shares of common stock subject to the Employee Stock Purchase Plan increases so that 500,000 shares remain available for issuance. In May 2006, the Company's board of directors approved a ten-year extension of the Employee Stock Purchase Plan. Stockholders approved a ten-year extension of the Employee Stock Purchase Plan at the 2006 Annual Meeting of Stockholders held September 18, 2006. The Board of Directors approved a second ten-year extension in May 2017.  Stockholders approved the second ten-year extension in August 2017.  As a result of these extensions, the Employee Stock Purchase Plan is effective until August 2027. During fiscal 2019, 2018 and 2017, approximately $0.5 million, $0.4 million and $0.3 million shares, respectively, were issued under the Employee Stock Purchase Plan.
The Employee Stock Purchase Plan permits eligible employees to purchase common stock through payroll deductions at a price equal to 85% of the fair market value of the common stock at the beginning of each two-year offering period or the end of a six month purchase period, whichever is lower. When the Employee Stock Purchase Plan was reinstated in fiscal 2005, the offering period was reduced from two years to one year. The contribution amount may not exceed ten percent of an employee's base compensation, including commissions, but not including bonuses and overtime. In the event of a merger of the Company with or into another corporation or the sale of all or substantially all of the assets of the Company, the Employee Stock Purchase Plan provides that a new exercise date will be set for each purchase right under the plan which exercise date will occur before the date of the merger or asset sale.
As of March 31, 2019, there was approximately $1.8 million of total unrecognized compensation cost related to employee stock purchases. This cost is expected to be recognized over a weighted average period of 0.6 years.

Assumptions Used to Calculate Stock-Based Compensation Expense
The fair value of each of the Company's option grants has been estimated on the date of grant using the Black-Scholes pricing model with the following assumptions:

	Years Ended March 31,
	2019	2018	2017
Expected volatility	41%	41%	44%
Expected dividend yield	—	—	—
Risk-free interest rate	2.5% to 3.0%	1.8% to 2.4%	1.1% to 2.2%
Weighted average expected term (in years)	4.5 years	4.8 years	4.9 years

Weighted average fair value of options granted	$8.19	$5.70	$5.74
The estimated fair value of stock purchase rights granted under the Employee Stock Purchase Plan was estimated using the Black-Scholes pricing model with the following weighted-average assumptions:

	Years Ended March 31,
	2019	2018	2017
Expected volatility	41%	40%	37%
Expected dividend yield	—	—	—
Risk-free interest rate	2.43%	1.33%	0.65%
Weighted average expected term (in years)	0.8 years	0.8 years	0.8 years

Weighted average fair value of rights granted	$5.74	$4.10	$4.19
Stock Repurchases
In October 2015, the Company's board of directors authorized the Company to purchase an additional $15.0 million of its common stock from time to time until October 20, 2016 under the 2015 Repurchase Plan. The plan expired in October 2016 with an unused authorized repurchase amount of $15.0 million.
In May 2017, the Company's board of directors authorized the Company to purchase $25.0 million of its common stock from time to time under the 2017 Repurchase Plan (the "2017 Plan"). The 2017 Plan expires when the maximum purchase amount is reached, or upon the earlier revocation or termination by the board of directors. The remaining amount available under the 2017 Plan at March 31, 2019 was approximately $7.1 million.
9. INCOME TAXES
The Tax Cuts and Jobs Act ("Tax Act") was enacted on December 22, 2017. Among numerous provisions, the Tax Act reduces the U.S. federal corporate tax rate from 35% to 21%, requires companies to pay a one-time transition tax on earnings of certain foreign subsidiaries that were previously tax deferred, and creates new taxes on certain foreign sourced earnings.
The Company remeasured certain deferred tax assets and liabilities based on the rates at which they are expected to reverse in the future, which is generally 21%. Accordingly, deferred tax assets were adjusted down by about $23 million in the period ended December 31, 2017. However, because the Company recorded a full valuation allowance during the year ended December 31, 2018, the decrease in deferred tax assets from the tax rate change was fully offset by a corresponding decrease in valuation allowance, and therefore, resulted in no impact to the tax expense.
The one-time transition tax is based on the Company's total post-1986 earnings and profits for which U.S. income taxes have been previously deferred. The Company recorded no one-time transition tax liability for its foreign subsidiaries as the Company's calculations concluded it does not have any untaxed foreign accumulated earnings as of the measurement date. The Company has made an accounting policy election to treat Global Intangible Low-Taxed Income (“GILTI”) as a current period cost.
In response to the Tax Act, the SEC staff issued guidance on accounting for the tax effects of the Tax Act. The guidance provides a one-year measurement period for companies to complete the accounting. As of March 31, 2019, the Company has completed its analysis and recorded no adjustments.

For the years ended March 31, 2019, 2018 and 2017, the Company recorded a provision (benefit) for income taxes of approximately $0.6 million, $66.3 million, and $(0.1) million, respectively. The components of the consolidated provision (benefit) for income taxes for fiscal 2019, 2018 and 2017 consisted of the following (in thousands):

	March 31,
Current:	2019	2018	2017
Federal	$—	$(395)	$(7)
State	291	256	588
Foreign	278	185	112
Total current tax provision	569	46	693
Deferred
Federal	—	59,837	1,506
State	—	6,664	(1,095)
Foreign	—	(253)	(1,230)
Total deferred tax provision (benefit)	—	66,248	(819)
Income tax provision (benefit)	$569	$66,294	$(126)
The Company's income (loss) from continuing operations before income taxes included $0.2 million, $(19.7) million, and $(8.4) million of foreign subsidiary income (loss) for the fiscal years ended March 31, 2019, 2018 and 2017, respectively. The Company is permanently reinvesting the earnings of its profitable foreign subsidiaries. The Company intends to reinvest these profits in expansion of overseas operations. If the Company were to remit these earnings, the tax impact would be immaterial.
Deferred tax assets and (liabilities) were comprised of the following (in thousands):

	March 31,
	2019	2018
Deferred tax assets
Net operating loss carryforwards	$61,740	$40,465
Research and development and other credit carryforwards	15,573	11,761
Stock-based compensation	9,006	6,389
Reserves and allowances	5,697	3,181
Fixed assets and intangibles	2,709	378
Gross deferred tax assets	94,725	62,174
Valuation allowance	(65,948)	(62,174)
Total deferred tax assets	28,777	$—
Deferred tax liabilities
Deferred sales commissions	(12,221)	—
Convertible debt	(16,556)	—
Net deferred taxes	$—	$—
The Company assesses the realizability of deferred tax assets based on the available evidence, including a history of taxable income and estimates of future taxable income. In assessing the realizability of deferred tax assets, The Company considers whether it is more likely than not that all or some portion of deferred tax assets will not be realized. For the year ended March 31, 2019, the Company continues to maintain a full valuation allowance against its deferred tax assets as it considered the cumulative losses in recent periods to be a substantial negative evidence. At March 31, 2019, management determined that a valuation allowance of approximately $65.9 million was needed compared with approximately $62.2 million as of March 31, 2018.
At March 31, 2019, the Company had federal net operating loss carryforwards related to fiscal year 2019 of approximately $88.6 million, which carryforward indefinitely, and had carry-forwards related to prior years of $156.4 million, which begin to expire in 2021. At March 31, 2019, the Company has state net operating loss carry-forwards of $80.0 million, which expire at various dates between 2029 and 2037. In addition, at March 31, 2019, the Company had research and development credit carryforwards for federal and California tax reporting purposes of approximately $10.1 million and $11.5 million, respectively.

The federal income tax credit carryforwards will expire at various dates between 2021 and 2038, while the California income tax credits will carry forward indefinitely. A reconciliation of the Company's provision (benefit) for income taxes to the amounts computed using the statutory U.S. federal income tax rate is as follows (in thousands):

	Years Ended March 31,
	2019	2018	2017
Tax benefit at statutory rate	$(18,441)	$(11,790)	$(1,652)
State income taxes before valuation allowance, net of federal effect	(3,612)	(1,042)	108
Foreign tax rate differential	71	(1,188)	885
Research and development credits	(3,744)	(2,189)	(1,484)
Change in valuation allowance	30,558	56,663	(287)
Compensation/option differences	(7,277)	(4,965)	(246)
Non-deductible compensation	1,200	1,132	1,079
Tax Act rate change impact	—	22,630	—
Acquisition costs	—	—	54
Foreign loss not benefited	159	6,847	780
Other	1,655	196	637
Total income tax provision (benefit)	$569	$66,294	$(126)
For March 31, 2019, the statutory federal rate of 21% was used. For fiscal year ended March 31, 2018, a blended statutory U.S. federal income tax rate of 34% for 9 months and 21% for 3 months was used. For the year ended March, 31, 2017 a U.S. federal income tax rate of 34% was used.
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

	Unrecognized Tax Benefits
	2019	2018	2017
Balance at beginning of year	$3,980	$3,331	$2,881
Gross increases - tax position in prior period	17	—	—
Gross increases - tax position related to the current year	1,036	649	450
Balance at end of year	$5,033	$3,980	$3,331
At March 31, 2019, the Company had a liability for unrecognized tax benefits of $5.0 million, all of which, if recognized, would favorably affect the company's effective tax rate. The Company does not expect its unrecognized tax benefits to change significantly over the next 12 months.
The Company's policy for recording interest and penalties associated with tax examinations is to record such items as a component of operating expense income before taxes. During the fiscal years ended March 31, 2019, 2018 and 2017, the Company did not recognize any interest or penalties related to unrecognized tax benefits.
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
The Company files U.S. federal and state income tax returns in jurisdictions with varying statutes of limitations. The Company is currently under examination by the Illinois Department of Revenue for the fiscal years ended March 31, 2016 and 2017. The outcome of the ongoing examination is currently unknown. The tax years fiscal 2000 through fiscal 2019 generally remain subject to examination by federal and most state tax authorities.

10. NET INCOME (LOSS) PER SHARE
The following is a reconciliation of the weighted average number of common shares outstanding used in calculating basic and diluted net income (loss) per share (in thousands, except share and per share data):

	Years Ended March 31,
	2019	2018	2017
Numerator:
Net loss available to common stockholders	$(88,739)	$(104,497)	$(4,751)

Denominator:
Denominator for basic and diluted calculation	94,533	92,017	90,340

Net loss per share - basic and diluted	$(0.94)	$(1.14)	$(0.05)
The following table summarizes the potentially dilutive common shares that were excluded from the calculation of diluted earnings per share because their inclusion would have been antidilutive (in thousands):

	Years Ended March 31,
	2019	2018	2017
Stock options	3,114	3,998	4,462
Restricted stock units	7,820	5,940	4,950
	10,934	9,938	9,412
11. GEOGRAPHICAL INFORMATION
The following tables set forth the geographic information for each period (in thousands):

	Revenue for the years ended March 31,
	2019	2018	2017
Americas (principally US)	$316,427	$266,034	$227,914
Europe (principally UK)	36,159	30,466	25,474
	$352,586	$296,500	$253,388

	Property and Equipment
	March 31, 2019	March 31, 2018
Americas (principally US)	$45,639	$27,270
Europe (principally UK)	7,196	8,462
	$52,835	$35,732

12. ACQUISITIONS
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

LeChat did not contribute materially to revenue or net loss for the period of acquisition to March 31, 2019. Goodwill recognized upon acquisition is deductible for income tax purposes.

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

MarianaIQ did not contribute materially to revenue or net loss for the period of acquisition to March 31, 2019. Goodwill recognized upon acquisition is deductible for income tax purposes.

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

Jitsi did not contribute materially to revenue or net loss for the period of acquisition to March 31, 2019. Goodwill recognized upon acquisition is deductible for income tax purposes.

13. SUBSEQUENT EVENTS
On April 30, 2019, Company entered into an assignment and assumption of lease agreement (the "Agreement") with CAP Phase I, a Delaware limited liability company (the "Landlord"), and Roku Inc., a Delaware corporation ("Roku"), to assign to Roku the lease executed between the Company and the Landlord on January 23, 2018 (the "Lease"). Pursuant to the Agreement, the Company expects to be released from all of its obligations under the Lease and related standby letter of credit by the end of the Company’s fiscal year ending March 31, 2022 or shortly thereafter.
14. RECLASSIFICATIONS
The Company reclassified certain expenses on its Consolidated Statement of Operations effective for the fourth quarter of fiscal 2019. These expenses are related to servicing our customers, and include customer deployment, technical support, professional services and other costs, which have been reclassified from Sales & Marketing expense to Cost of Revenues, Research & Development expenses or General & Administrative expenses.

The Company believes these classifications provide additional clarity and insights into the Company’s go-to-market, demand generation and sales execution activities, and how the total Sales & Marketing spend drives revenue generation, in light of the recent strategic and organizational changes impacting the Company’s channel, marketing and support activities.

The reclassifications did not have any impact to the consolidated operating income (loss), net income (loss) or cash flows.

The revised Consolidated Statements of Operations three month periods ended June 30, 2016, 2017 and 2018, September 30, 2016, 2017 and 2018, December 31, 2016, 2017, and 2018, and March 31, 2017, 2018, and 2019 and for the twelve month periods ended March 31, 2017, 2018, and 2019 are as follows (in thousands):

					Twelve Months
	Three Months Ended (unaudited)				Ended
	June 30,	September 30,	December 31,	March 31,	March 31,
	2016	2016	2016	2017	2017
Pre-Reclassification
Total revenues	$60,041	$63,183	$63,676	$66,489	$253,388
Cost of service revenue	10,235	10,837	10,526	10,803	42,400
Cost of product revenue	5,505	5,782	4,240	4,187	19,714
Research and development	6,710	6,505	7,094	7,142	27,452
Sales and marketing	31,691	33,691	35,667	38,228	139,277
General and administrative	6,801	6,747	7,852	9,814	31,214
Loss from operations	$(901)	$(379)	$(1,703)	$(3,685)	$(6,669)

Reclassifications
Total revenues	$—	$—	$—	$—	$—
Cost of service revenue	7,466	6,675	6,759	7,276	28,176
Cost of product revenue	—	—	—	—	—
Research and development	471	330	368	378	1,547
Sales and marketing	(10,247)	(9,363)	(9,897)	(10,877)	(40,384)
General and administrative	2,310	2,358	2,770	3,223	10,661
Loss from operations	$—	$—	$—	$—	$—

Post-Reclassification
Total revenues	$60,041	$63,183	$63,676	$66,489	$253,388
Cost of service revenue	17,701	17,512	17,285	18,079	70,576
Cost of product revenue	5,505	5,782	4,240	4,187	19,714
Research and development	7,181	6,835	7,462	7,520	28,999
Sales and marketing	21,444	24,328	25,770	27,351	98,893
General and administrative	9,111	9,105	10,622	13,037	41,875
Loss from operations	$(901)	$(379)	$(1,703)	$(3,685)	$(6,669)

					Twelve Months
	Three Months Ended (unaudited)				Ended
	June 30,	September 30,	December 31,	March 31,	March 31,
	2017	2017	2017	2018	2018
Pre-Reclassification
Total revenues	$69,098	$72,483	$75,575	$79,344	$296,500
Cost of service revenue	11,662	12,757	12,318	13,952	50,689
Cost of product revenue	4,884	5,098	4,675	5,826	20,482
Research and development	7,943	8,311	8,527	10,016	34,797
Sales and marketing	41,110	41,163	48,830	52,940	184,044
General and administrative	8,956	9,616	10,003	10,340	38,915
Impairment of goodwill, intangible assets, and equipment	—	—	9,469	—	9,469
Loss from operations	$(5,457)	$(4,462)	$(18,247)	$(13,730)	$(41,896)

Reclassifications
Total revenues	$—	$—	$—	$—	$—
Cost of service revenue	8,497	8,591	8,586	9,881	35,555
Cost of product revenue	—	—	—	—	—
Research and development	418	403	376	411	1,608
Sales and marketing	(12,650)	(12,483)	(12,448)	(12,518)	(50,099)
General and administrative	3,735	3,489	3,486	2,226	12,936
Loss from operations	$—	$—	$—	$—	$—

Post-Reclassification
Total revenues	$69,098	$72,483	$75,575	$79,344	$296,500
Cost of service revenue	20,159	21,348	20,904	23,833	86,244
Cost of product revenue	4,884	5,098	4,675	5,826	20,482
Research and development	8,361	8,714	8,903	10,427	36,405
Sales and marketing	28,460	28,680	36,382	40,422	133,945
General and administrative	12,691	13,105	13,489	12,566	51,851
Impairment of goodwill, intangible assets, and equipment	—	—	9,469	—	9,469
Loss from operations	$(5,457)	$(4,462)	$(18,247)	$(13,730)	$(41,896)

	Three Months Ended (unaudited)				Twelve Months
	As Previously Reported				Ended
	June 30,	September 30,	December 31,	March 31,	March 31,
	2018	2018	2018	2019	2019
Pre-Reclassification
Total revenues	$83,225	$85,682	$89,912	$93,767	$352,586
Cost of service revenue	15,079	15,866	17,043	17,672	65,660
Cost of product revenue	6,281	5,397	5,318	5,784	22,780
Research and development	13,110	13,933	16,876	17,815	61,734
Sales and marketing	53,305	55,930	60,717	64,610	234,562
General and administrative	11,433	16,543	14,196	16,666	58,838
Loss from operations	$(15,983)	$(21,987)	$(24,238)	$(28,780)	$(90,988)

Reclassifications
Total revenues	$—	$—	$—	$—	$—
Cost of service revenue	9,470	10,336	10,589	11,137	41,532
Cost of product revenue	—	—	—	—	—
Research and development	(60)	131	10	249	330
Sales and marketing	(12,810)	(14,250)	(14,441)	(15,085)	(56,586)
General and administrative	3,400	3,783	3,842	3,699	14,724
Loss from operations	$—	$—	$—	$—	$—

Post-Reclassification
Total revenues	$83,225	$85,682	$89,912	$93,767	$352,586
Cost of service revenue	24,549	26,202	27,632	28,809	107,192
Cost of product revenue	6,281	5,397	5,318	5,784	22,780
Research and development	13,050	14,064	16,886	18,064	62,063
Sales and marketing	40,495	41,680	46,276	49,525	177,976
General and administrative	14,833	20,326	18,038	20,365	73,563
Loss from operations	$(15,983)	$(21,987)	$(24,238)	$(28,780)	$(90,988)

15. SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)
In thousands, except per share data amounts:

	QUARTER ENDED
	March 31, 2019	December 31, 2018	September 30, 2018	June 30, 2018	March 31, 2018	December 31, 2017	September 30, 2017	June 30, 2017
Total revenues	$93,767	$89,912	85,682	$83,225	$79,344	$75,575	$72,483	$69,098
Gross profit	59,174	56,962	54,083	52,395	49,685	49,996	46,037	44,055
Loss from operations	(28,780)	(24,238)	(21,987)	(15,983)	(13,730)	(18,247)	(4,462)	(5,457)
Net income (loss)	(28,131)	(23,771)	(21,482)	(15,355)	(13,262)	(88,520)	(546)	(2,169)
Net income (loss) per share:
Basic and diluted	$(0.29)	$(0.25)	$(0.23)	$(0.16)	$(0.14)	$(0.96)	$(0.01)	$(0.02)

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
Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, as of March 31, 2019. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of March 31, 2019, our disclosure controls and procedures were effective.
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
Based on this assessment, our management concluded that its internal control over financial reporting was effective as of March 31, 2019.
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
ITEM 9B. OTHER INFORMATION
On May 20, 2019, our board of directors adopted the 8x8, Inc. (the “Company”) Employee Bonus Plan (the “Plan”) that is administered by the compensation committee of our board of directors for all executive officers, except for our chief executive officer, with respect to whom our board of directors makes all administrative decisions. Under the Plan, each of our executive officers is eligible to receive bonus awards during each fiscal year tied to the Company’s performance in relation to financial targets and, in certain cases, the executive’s achievement of individual goals. Performance is measured and bonuses are payable on a quarterly basis for the first three quarters of each fiscal year, and there is also an annual measurement of performance and potential bonus payment at the end of the fiscal year. During the first three quarters of the fiscal year, executive officers are eligible to earn bonus payments in amounts ranging from 0% to 100% of the executive officer’s quarterly target bonus amount (which is 25% of such executive officer’s full year target bonus amount). During the fourth fiscal quarter of the fiscal year, executive officers are eligible to earn bonus payments in amounts ranging from 0% to 200% of each executive officer’s annual target bonus amount (which is such executive officer’s full year target bonus amount), less any bonus amounts paid to such executive officers during the first three quarters of the fiscal year. If the Company performs below a minimum threshold during any quarter or the full fiscal year, bonuses are not payable to executive officers for such period. For our chief executive officer and chief financial officer, the bonus target for each quarter and full year is based 100% on the Company’s performance in relation to one or more financial target(s). For all other executive officers, the bonus target for each quarter and full year will be based on a combination of Company performance in relation to financial target(s) and achievement of individual goals. For all executive officers in fiscal year ending March 31, 2020, the Company financial performance target is a revenue-based target.

Bonus payments, if any, will be made as soon as practicable following the measurement of the Company’s performance and individual performance during each quarter and full fiscal year, as described above, by our compensation committee or, in the case of our chief executive officer, by our board of directors. If permitted by the compensation committee in its sole discretion, an executive may elect to receive fully vested shares of common stock in lieu of cash payments. The board of directors reserves the right to terminate the Plan at any time at its discretion.

PART III
Certain information required by Part III is omitted from this Annual Report on Form 10-K. The Registrant will file its definitive Proxy Statement for its Annual Meeting of Stockholders pursuant to Regulation 14A of the Securities Exchange Act of 1934, as amended, not later than 120 days after the end of the fiscal year covered by this Annual Report, and certain information included in the 2019 Proxy Statement is incorporated herein by reference.
ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
Information regarding our directors and corporate governance will be presented in our definitive proxy statement for our 2019 Annual Meeting of Stockholders to be held on or about August 1, 2019, which information is incorporated into this Annual Report by reference. However, certain information regarding current executive officers found under the heading "Information About Our Executive Officers" in Item 1 of Part I hereof is also incorporated by reference in response to this Item 10.
We have adopted a Code of Conduct and Ethics that applies to our principal executive officer, principal financial officer and all other employees at 8x8, Inc. This Code of Conduct and Ethics is posted in the corporate governance section of our website at http://investors.8x8.com. We intend to satisfy the disclosure requirement under Item 5.05 of Form 8-K regarding an amendment to, or waiver from, a provision of this Code of Conduct and Ethics by posting such information in the corporate governance section on our website at http://investors.8x8.com.
ITEM 11. EXECUTIVE COMPENSATION
Information relating to executive compensation will be presented in our definitive proxy statement for our 2019 Annual Meeting of Stockholders to be held on or about August 1, 2019, which information is incorporated into this Annual Report by reference.
ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
Information relating to securities authorized for issuance under equity compensation plans and other information required to be provided in response to this item will be presented in our definitive proxy statement for our 2019 Annual Meeting of Stockholders to be held on or about August 1, 2019, which information is incorporated into this Annual Report by reference. In addition, descriptions of our equity compensation plans are set forth in Part II, Item 8 "FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA − NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- Note 8 STOCKHOLDERS' EQUITY."
ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
Information required to be provided in response to this item will be presented in our definitive proxy statement for our 2019 Annual Meeting of Stockholders to be held on or about August 1, 2019, which information is incorporated into this Annual Report by reference.
ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES
Information required to be provided in response to this item will be presented in our definitive proxy statement for our 2019 Annual Meeting of Stockholders to be held on or about August 1, 2019, which information is incorporated into this Annual Report by reference.

PART IV
ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES
(a)(1) Financial Statements. The information required by this item is included in Item 8.
SCHEDULE II
VALUATION AND QUALIFYING ACCOUNTS
(in thousands)

Description	Balance at Beginning of Year	Additions Charged to Expenses	Deductions (a)	Balance at End of Year
Total Allowance for Doubtful Accounts:
Year ended March 31, 2017:	$586	$941	$(573)	$954
Year ended March 31, 2018:	$954	$250	$(300)	$904
Year ended March 31, 2019:	$904	$1,115	$(1,155)	$864
(a) The deductions related to allowance for doubtful accounts represent accounts receivable which are written off.

(a)(3) Exhibits. Copies of the exhibits listed will be furnished, upon request, to holders or beneficial owners of the Company's common stock.

Exhibit Number	Exhibit Title

3.1 (a)	Restated Certificate of Incorporation of Registrant, dated August 22, 2012
3.2 (b)	Amended and Restated Bylaws of Registrant
4.1**	Description of Capital Stock of Registrant
4.2 (d)	Indenture dated as of February 19, 2019 between Wilmington Trust National Association, as Trustee (Including Form of Note)
10.1 (e)*	Form of Indemnification Agreement for Directors and Certain Officers
10.2 (f)	Form of Capped Call Confirmation
10.3 (g)*	Amended and Restated 2017 Executive Change-in-Control and Severance Policy
10.4 (h)*	Third Amended and Restated Management Incentive Plan
10.5 (i)*	Second Amended and Restated 1996 Employee Stock Purchase Plan
10.6 (j)*	Amended and Restated 2012 Equity Incentive Plan
10.7 (k)*	Form of Stock Option Agreement under the Amended and Restated 2012 Equity Incentive Plan
10.8 (l)*	Form of Grant of Restricted Stock Unit Award and Agreement under the Amended and Restated 2012 Equity Incentive Plan
10.9 (m)*	8x8, Inc. 2006 Stock Plan, as Amended
10.10 (n)*	Form of Stock Option under the 8x8, Inc. 2006 Stock Plan, as Amended
10.11 (o)*	8x8, Inc. Amended and Restated 2017 New Employee Inducement Incentive Plan
10.12 (p)*	Form of Stock Option Agreement under the 8x8, Inc. Amended and Restated 2017 New Employee Inducement Incentive Plan
10.13 (q)*	Form of Notice of Grant of Restricted Stock Unit Award and Agreement under the 8x8, Inc. Amended and Restated 2017 New Employee Inducement Incentive Plan
10.14 (r)*	8x8, Inc. Amended and Restated 2013 New Employee Inducement Incentive Plan
10.15 (s)*	Form of Stock Option Agreement under the Amended and Restated 2013 New Employee Inducement Incentive Plan
10.16 (t)*	Form of Notice of Grant of Restricted Stock Unit Award and Agreement under the Amended and Restated 2013 New Employee Inducement Incentive Plan
10.17 (u)	Lease dated April 27, 2012, between Registrant and O'Nel Office Holdings, LLC
10.18 (v)	Lease dated January 23, 2018, between CAP Phase 1, LLC and Registrant
10.19**	Assignment and Assumption Agreement, dated April 30, 2019 by and among Registrant, CAP Phase 1, and Roku Inc.
10.20 (w)*	Offer Letter dated September 9, 2013 between Registrant and Vikram Verma
10.21 (x)*	Amendment to Offer Letter, dated July 31, 2015, between Registrant and Vikram Verma
10.22 (y)*	Offer Letter dated September 9, 2013 between Registrant and Darren Hakeman
10.23 (z)*	Offer Letter dated September 4, 2017 between Registrant and Dejan Deklich
10.24 (aa)*	Offer Letter dated August 27, 2018, as amended October 23, 2018, between Registrant and Matthew Zinn
10.25 (bb)*	Offer Letter dated September 25, 2018, as amended October 23, 2018, between Registrant and Steven Gatoff
10.26 (cc)	Amended Offer Letter dated November 5, 2018, between Registrant and Mary Ellen Genovese
21.1 (dd)	Subsidiaries of Registrant
23.1	Consent of Independent Registered Public Accounting Firm
24.1	Power of Attorney (included on page 92)
31.1	Certification of Chief Executive Officer of the Registrant pursuant to Rule 13a-14
31.2	Certification of Chief Financial Officer of the Registrant pursuant to Rule 13a-14

32.1	Certification of Chief Executive Officer of the Registrant pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Chief Financial Officer of the Registrant pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS**	XBRL Instance Document
101.SCH**	XBRL Taxonomy Extension Schema
101.CAL**	XBRL Taxonomy Extension Calculation Linkbase
101.DEF**	XBRL Taxonomy Extension Definition Linkbase
101.LAB**	XBRL Taxonomy Extension Label Linkbase
101.PRE**	XBRL Taxonomy Extension Presentation Linkbase
__________
* Indicates management contract or compensatory plan or arrangement.
**Filed herewith.

(a)	Incorporated by reference to exhibit 3.1 to the Registrant's Form 10-K filed May 28, 2013 (File No. 000-21783).

(b)	Incorporated by reference to exhibit 3.2 to the Registrant's Form 8-K filed July 29, 2015 (File No. 000-21783).

(c)	Not used.

(d)	Incorporated by reference to exhibit 4.1 to the Registrant's Form 8-K filed February 19, 2019 (File No. 000-21783).

(e)	Incorporated by reference to exhibit 10.3 to the Registrant's Form 10-Q filed July 31, 2015 (File No. 000-21783).

(f)	Incorporated by reference to exhibit 10.1 to the Registrant's Form 8-K filed February 19, 2019 (File No. 000-21783).

(g)	Incorporated by reference to exhibit 10.2 to the Registrant's Form 10-Q filed November 7, 2018 (File No. 000-21783).

(h)	Incorporated by reference to exhibit 10.4 to the Registrant's Form 10-K filed May 30, 2018 (File No. 000-21783).

(i)	Incorporated by reference to exhibit 10.4 to the Registrant's Form 10-K filed May 30, 2017 (File No. 000-21783).

(j)	Incorporated by reference to exhibit 10.19 to the Registrant's Form S-8 filed August 16, 2018 (File No. 000-21783).

(k)	Incorporated by reference to exhibit 10.20 to the Registrant's Form S-8 filed August 28, 2012 (File No. 333-191080).

(l)	Incorporated by reference to exhibit 10.21 to the Registrant's Form S-8 filed August 28, 2012 (File No. 333-191080).

(m)	Incorporated by reference to exhibit 10.7 to the Registrant's Form 10-K filed May 26, 2009 (File No. 000-21783).

(n)	Incorporated by reference to exhibit 10.1 to the Registrant's Form 10-Q filed February 7, 2007 (File no. 000-21783).

(o)	Incorporated by reference to exhibit 10.5 to the Registrant's Form S-8 filed June 1, 2018 (File No. 000-21783).

(p)	Incorporated by reference to exhibit 10.24 to the Registrant's Form S-8 filed November 2, 2017 (File no. 000-21783).

(q)	Incorporated by reference to exhibit 10.25 to the Registrant's Form S-8 filed November 2, 2017 (File no. 000-21783).

(r)	Incorporated by reference to exhibit 10.34 to the Registrant's Form 10-Q filed November 2, 2016 (File No. 000-21783).

(s)	Incorporated by reference to exhibit 10.24 to the Registrant's Form S-8 filed September 10, 2013 (File No. 000-21783).

(t)	Incorporated by reference to exhibit 10.25 to the Registrant's Form S-8 filed September 10, 2013 (File No. 000-21783).

(u)	Incorporated by reference to exhibit 10.12 to the Registrant's Form 10-K filed May 23, 2012 (File No. 000-21783).

(v)	Incorporated by reference to exhibit 10.29 to the Registrant's Form 10-K filed May 30, 2018 (File No. 000-21783).

(w)	Incorporated by reference to exhibit 10.2 to the Registrant's Form 10-Q filed November 8, 2013 (File No. 000-21783).

(x)	Incorporated by reference to exhibit 10.2 to the Registrant's Form 10-Q filed July 31, 2015 (File No. 000-21783).

(y)	Incorporated by reference to exhibit 10.6 to the Registrant's Form 10-Q filed November 8, 2013 (File No. 000-21783).

(z)	Incorporated by reference to exhibit 10.36 to the Registrant's Form 10-Q filed November 2, 2017 (File No. 000-21783).

(aa)	Incorporated by reference to exhibit 10.37 to the Registrant's Form 10-Q filed November 7, 2018 (File No. 000-21783).

(ab)	Incorporated by reference to exhibit 10.38 to the Registrant's Form 10-Q filed November 7, 2018 (File No. 000-21783).

(ac)	Incorporated by reference to exhibit 10.39 to the Registrant's Form 10-Q filed November 7, 2018 (File No. 000-21783).

(ad)	Incorporated by reference to exhibit 21.1 to the Registrant's Form 10-K filed May 30, 2017 (File No. 000-21783).

ITEM 16. FORM 10-K SUMMARY
None.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant, 8x8, Inc., a Delaware corporation, has duly caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of San Jose, State of California, on May 21, 2019.

8X8, INC.
By: /s/ VIKRAM VERMA Vikram Verma, Chief Executive Officer
POWER OF ATTORNEY
KNOW ALL PERSONS BY THESE PRESENT, that each person whose signature appears below constitutes and appoints Vikram Verma and Steven Gatoff, jointly and severally, his or her attorneys-in-fact, each with the power of substitution, for him or her in any and all capacities, to sign any amendments to this Annual Report on Form 10-K, and to file the same, with exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, hereby ratifying and confirming all that each of said attorneys-in-fact, or his substitute or substitutes, may do or cause to be done by virtue hereof.
Pursuant to the requirements of the Securities and Exchange Act of 1934, this Annual Report on Form 10-K has been signed by the following persons in the capacities and on the date indicated:

Signature	Title	Date

/s/ VIKRAM VERMA Vikram Verma	Chief Executive Officer and Director (Principal Executive Officer)	May 21, 2019

/s/ STEVEN GATOFF Steven Gatoff	Chief Financial Officer (Principal Financial and Accounting Officer)	May 21, 2019

/s/ BRYAN MARTIN Bryan Martin	Chairman, Director and Chief Technology Officer	May 21, 2019

/s/ ERIC SALZMAN Eric Salzman	Director	May 21, 2019

/s/ IAN POTTER Ian Potter	Director	May 21, 2019

/s/ JASWINDER PAL SINGH Jaswinder Pal Singh	Director	May 21, 2019

/s/ VLADIMIR JACIMOVIC Vladimir Jacimovic	Director	May 21, 2019

/s/ MONIQUE BONNER Monique Bonner	Director	May 21, 2019