Form 10-Q
period 2019-06-30
8X8 INC /DE/
filed 2019-07-31
CIK 1023731

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM	10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2019
OR
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ________to _________
Commission file number 000-21783
8X8, INC.
(Exact name of Registrant as Specified in its Charter)

Delaware	77-0142404
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification Number)
2125 O'Nel Drive
San Jose, CA  95131
(Address of Principal Executive Offices)

(408) 727-1885
(Registrant's Telephone Number, including Area Code)
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol	Name of each exchange on which registered
COMMON STOCK, PAR VALUE $.001 PER SHARE	EGHT	New York Stock Exchange
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.    ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES    ☐        NO    ☒ The number of shares of the Registrant's Common Stock outstanding as of July 24, 2019 was 99,287,508.

FORM 10-Q

Forward-Looking Statements and Risk Factors
Statements contained in this quarterly report on Form 10-Q, or Quarterly Report, regarding our expectations, beliefs, estimates, intentions or strategies are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Any statements contained herein that are not statements of historical fact may be deemed to be forward-looking statements. For example, words such as "may," "will," "should," "estimates," "predicts," "potential," "continue," "strategy," "believes," "anticipates," "plans," "expects," "intends," and similar expressions are intended to identify forward-looking statements. You should not place undue reliance on these forward-looking statements. Actual results and trends may differ materially from historical results and those projected in any such forward-looking statements depending on a variety of factors. These factors include, but are not limited to:

•	market acceptance of new or modified existing services and features we may offer from time to time,

•	customer acceptance and demand for our cloud communication and collaboration services, including voice, contact center, video, messaging, and communication APIs,

•	competitive pressures, and any changes in the competitive dynamics of the markets in which we compete,

•	the quality and reliability of our services,

•	customer cancellations and rate of churn,

•	our ability to scale our business,

•	customer acquisition costs,

•	our reliance on infrastructure of third-party network services providers,

•	risk of failure in our physical infrastructure,

•	risk of defects or bugs in our software,

•	our ability to maintain the compatibility of our software with third-party applications and mobile platforms,

•	continued compliance with industry standards and regulatory requirements in the United States and foreign countries in which we make our software solutions available, and the costs of such compliance,

•
risks relating to the acquisition and integration of businesses we have acquired (most recently, Wavecell Pte. Ltd.) or may acquire in the future, particularly if the acquired business operates in a different market space from us or is based in a region where we do not have significant operations,

•	the amount and timing of costs associated with recruiting, training and integrating new employees,

•	timing and extent of improvements in operating results from increased spending in marketing, sales, and research and development,

•	introduction and adoption of our cloud software solutions in markets outside of the United States,

•	risk of cybersecurity breaches,

•	risks related to our senior convertible notes and the related capped call transactions,

•	general economic conditions that could adversely affect our business and operating results,

•	implementation and effects of new accounting standards and policies in our reported financial results, and

•	potential future intellectual property infringement claims and other litigation that could adversely impact our business and operating results.
The forward-looking statements may also be impacted by the additional risks faced by us as described in this Quarterly Report, including those set forth under the section entitled "Risk Factors." All forward-looking statements included in this Quarterly Report are based on information available to us on the date hereof, and we assume no obligation to update any such forward-looking statements. Readers are urged to carefully review and consider the various disclosures made in this Quarterly Report, which attempts to advise interested parties of the risks and factors that may affect our business, financial condition, results of operations and prospects.
Our fiscal year ends on March 31 of each calendar year. Each reference to a fiscal year in this Quarterly Report, refers to the fiscal year ended March 31 of the calendar year indicated (for example, fiscal 2020 refers to the fiscal year ended March 31, 2020). Unless the context requires otherwise, references to "we," "us," "our," "8x8" and the "Company" refer to 8x8, Inc. and its consolidated subsidiaries.

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
8X8, Inc.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, unaudited)

	June 30, 2019	March 31, 2019
ASSETS
Current assets:
Cash and cash equivalents	$269,025	$276,583
Short-term investments	27,486	69,899
Accounts receivable, net	23,361	20,181
Deferred sales commission costs	16,815	15,601
Other current assets	20,441	15,127
Total current assets	357,128	397,391
Property and equipment, net	57,717	52,835
Operating lease, right-of-use assets	18,058	—
Intangible assets, net	10,125	11,680
Goodwill	39,403	39,694
Long-term investments	21,667	—
Restricted cash	8,100	8,100
Deferred sales commission costs, non-current	36,843	33,693
Other assets	9,452	2,965
Total assets	$558,493	$546,358
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$32,723	$32,280
Accrued compensation	22,088	18,437
Accrued taxes	11,602	13,862
Operating lease liabilities, current	7,063	—
Deferred revenue	4,088	3,336
Other accrued liabilities	11,270	6,790
Total current liabilities	88,834	74,705

Operating lease liabilities, non-current	12,044	—
Convertible senior notes, net	219,208	216,035
Other liabilities, non-current	8,260	6,228
Total liabilities	328,346	296,968
Commitments and contingencies (Note 7)
Stockholders' equity:
Common stock	97	96
Additional paid-in capital	522,501	506,949
Accumulated other comprehensive loss	(7,884)	(7,353)
Accumulated deficit	(284,567)	(250,302)
Total stockholders' equity	230,147	249,390
Total liabilities and stockholders' equity	$558,493	$546,358
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

8X8, Inc.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share amounts; unaudited)

	Three Months Ended June 30,
	2019	2018
Service revenue	$92,372	$78,121
Product revenue	4,303	5,104
Total revenue	96,675	83,225
Cost of revenue and operating expenses:
Cost of service revenue	31,967	24,549
Cost of product revenue	5,724	6,281
Research and development	18,331	13,050
Sales and marketing	53,599	40,495
General and administrative	19,607	14,833
Total operating expenses	129,228	99,208
Loss from operations	(32,553)	(15,983)
Other (expense) income, net	(1,564)	719
Loss before provision for income taxes	(34,117)	(15,264)
Provision for income taxes	148	91
Net loss	$(34,265)	$(15,355)
Net loss per share:
Basic and diluted	$(0.36)	$(0.16)
Weighted-average common shares outstanding:
Basic and diluted	96,429	93,064

 The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

8X8, Inc.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(In thousands, unaudited)

	Three Months Ended June 30,
	2019	2018
Net loss	$(34,265)	$(15,355)
Other comprehensive loss, net of tax
Unrealized gain on investments in securities	121	113
Foreign currency translation adjustment	(652)	(1,672)
Comprehensive loss	$(34,796)	$(16,914)
  The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

8X8, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(In thousands, except shares, unaudited)

	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total
	Shares	Amount
Balance at March 31, 2019	96,119,888	96	506,949	(7,353)	(250,302)	249,390
Issuance of common stock under stock plans, less withholding	451,308	1	1,493	—	—	1,494
Stock-based compensation expense	—	—	14,059	—	—	14,059
Unrealized investment gain (loss)	—	—	—	121	—	121
Foreign currency translation adjustment	—	—	—	(652)	—	(652)
Net loss	—	—	—	—	(34,265)	(34,265)
Balance at June 30, 2019	96,571,196	97	522,501	(7,884)	(284,567)	230,147

	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total
	Shares	Amount
Balance at March 31, 2018	92,847,354	93	425,790	(5,645)	(201,464)	218,774
Issuance of common stock under stock plans, less withholding	403,377	—	777	—	—	777
Stock-based compensation expense	—	—	9,304	—	—	9,304
Unrealized investment gain (loss)	—	—	—	113	—	113
Foreign currency translation adjustment	—	—	—	(1,672)	—	(1,672)
Adjustment from adoption of ASU 2016-9	—	—	—	—	39,901	39,901
Net loss	—	—	—	—	(15,355)	(15,355)
Balance at June 30, 2018	93,250,731	93	435,871	(7,204)	(176,918)	251,842

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

8X8, Inc.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands, unaudited)

	Three Months Ended June 30,
	2019	2018
Cash flows from operating activities:
Net loss	$(34,265)	$(15,355)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Depreciation	2,325	2,061
Amortization of intangible assets	1,524	1,432
Amortization of capitalized software	3,805	1,685
Amortization of debt discount and issuance costs	3,173	—
Amortization of deferred sales commission costs	4,189	3,253
Operating lease expense, net of accretion	2,085	—
Non-cash lease expenses	—	1,200
Stock-based compensation	13,597	8,911
Other	1,026	372
Changes in assets and liabilities:
Accounts receivable, net	(3,765)	(1,497)
Deferred sales commission costs	(8,707)	(5,052)
Other current and non-current assets	(5,740)	(419)
Accounts payable and accruals	(588)	3,905
Deferred revenue	832	293
Net cash (used in) provided by operating activities	(20,509)	789
Cash flows from investing activities:
Purchases of property and equipment	(1,984)	(1,223)
Purchase of businesses	—	(2,625)
Capitalized software development costs	(7,738)	(5,112)
Proceeds from maturities of investments	4,600	18,400
Proceeds from sales of investments	29,793	11,914
Purchases of investments	(13,500)	(19,534)
Net cash provided by investing activities	11,171	1,820
Cash flows from financing activities:
Finance lease payments	(130)	(277)
Tax-related withholding of common stock	(23)	(229)
Proceeds from issuance of common stock under employee stock plans	1,520	1,007
Net cash provided by financing activities	1,367	501
Effect of exchange rate changes on cash	413	(256)
Net (decrease) increase in cash and cash equivalents, and restricted cash	(7,558)	2,854
Cash, cash equivalents, and restricted cash at the beginning of the period	284,683	39,803
Cash, cash equivalents, and restricted cash at the end of the period	$277,125	$42,657
Supplemental cash flow information
Income taxes paid	$218	$127
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

8X8, Inc.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
1. DESCRIPTION OF BUSINESS
8x8, Inc. ("8x8" or the "Company") was incorporated in California in February 1987 and was reincorporated in Delaware in December 1996. The unaudited interim condensed consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All intercompany accounts and transactions have been eliminated in consolidation. The Company conducts its operations through one reportable segment.
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
2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
BASIS OF PRESENTATION AND CONSOLIDATION
The Company's fiscal year ends on March 31 of each calendar year. Each reference to a fiscal year in these notes to the condensed consolidated financial statements refers to the fiscal year ended March 31 of the calendar year indicated (for example, fiscal 2020 refers to the fiscal year ending March 31, 2020).
The accompanying interim condensed consolidated financial statements are unaudited and have been prepared on substantially the same basis as our annual consolidated financial statements for the fiscal year ended March 31, 2019 with the exception of new lease accounting guidance discussed in the recently adopted accounting principles section below. Certain information and note disclosures normally included in the financial statements prepared in accordance with U.S. generally accepted accounting principles ("GAAP") have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission (the "SEC"), regarding interim financial reporting.
In the opinion of the Company's management, these interim condensed consolidated financial statements reflect all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair statement of our financial position, results of operations, and cash flows for the periods presented. The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, disclosure of contingent assets and liabilities at the date of the condensed consolidated financial statements, and the reported amounts of revenue and expenses during the reporting periods. Actual results could differ from these estimates.
The March 31, 2019 year-end condensed consolidated balance sheet data in this document were derived from audited consolidated financial statements and does not include all of the disclosures required by GAAP. These condensed consolidated financial statements should be read in conjunction with the Company's audited consolidated financial statements as of and for the fiscal year ended March 31, 2019 and notes thereto included in the Company's fiscal 2019 Annual Report on Form 10-K.
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
USE OF ESTIMATES
The preparation of the condensed consolidated financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities and equity and disclosure of contingent assets and liabilities at the date of the condensed consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. On an ongoing basis, the Company evaluates its estimates, including, but not limited to, those related to bad debts, returns reserve for expected cancellations, income and sales tax liabilities, stock-based compensation, and litigation and other contingencies. The Company bases its estimates on historical experience and on various other assumptions. Actual results could differ from those estimates under different assumptions or conditions.
RECLASSIFICATIONS AND OTHER CHANGES
Certain prior year amounts in the statement of cash flows have been reclassified to conform with current year presentation.
SIGNIFICANT ACCOUNTING POLICIES
The significant accounting policies used in preparation of these condensed consolidated financial statements are disclosed in our Annual Report on Form 10-K for the fiscal year ended March 31, 2019 filed with the SEC on May 21, 2019, and there have been no changes to the Company's significant accounting policies during the three months ended June 30, 2019 except for the accounting policies described below that were updated as a result of adopting Accounting Standards Update ("ASU") 2016-02, Leases. All amounts and disclosures set forth herein are in compliance with this standard.
RECENTLY ADOPTED ACCOUNTING PRONOUNCEMENTS
Effective April 1, 2019, the Company adopted ASU No. 2016-02 (“ASU 2016-02”), Leases using the modified retrospective transition approach utilizing the effective date as the date of initial application.  ASU 2016-02 establishes a new lease accounting model for leases, which requires lessees to recognize right-of-use assets and lease liabilities on the balance sheet, but lease expense will be recognized on the income statement in a manner similar to previous requirements. Prior years presented have not been adjusted for ASU 2016-02 and continue to be reported in accordance with our historical accounting policy.
The new standard provides a number of optional practical expedients in transition. The Company has elected the package of practical expedients permitted under the new lease standard, which among other things, allows the carryforward the historical lease classification. As a result, there was no impact to opening retained earnings. The new standard also provides a practical expedient for an entity’s ongoing accounting. The Company has elected such practical expedient to not separate lease and non-lease components for all leases. It also made an accounting policy election to not recognize right-of-use assets and lease liabilities on the balance sheet for leases with a term of 12 months or less and will recognize lease payments as an expense on a straight-line basis over the lease term.
The adoption of the new lease standard resulted in the recognition of right-of-use assets and lease liabilities of approximately $20.0 million and $21.4 million, respectively, for existing operating leases. The adoption of the new lease standard did not have a material impact on the Company's accumulated deficit as of April 1, 2019.  For additional information on leases and the impact of the new lease standard, refer to Note 6.
RECENT ACCOUNTING PRONOUNCEMENTS
In August 2018, the Financial Accounting Standards Board ("FASB") issued ASU 2018-13, Fair Value Measurement (Topic 820), which makes modifications to disclosure requirements on fair value measurements. The amendment is effective for public companies with fiscal years beginning after December 15, 2019. Early adoption is permitted. The Company is currently assessing the impact of this pronouncement to its condensed consolidated financial statements.
In August 2018, the FASB issued ASU 2018-15, Intangibles-Goodwill and Other-Internal Use Software (Subtopic 350-40), which reduces complexity for the accounting for costs of implementing a cloud computing service arrangement. The amendment is effective for public companies with fiscal years beginning after December 15, 2019. Early adoption is permitted. The Company is currently assessing the impact of this pronouncement to its condensed consolidated financial statements.
3. REVENUE RECOGNITION
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
Judgments and Estimates
The estimation of variable consideration for each performance obligation requires the Company to make subjective judgments. The Company has service-level agreements with customers warranting defined levels of uptime reliability and performance. Customers may get credits or refunds if the Company fails to meet such levels. If the services do not meet certain criteria, fees are subject to adjustment or refund representing a form of variable consideration. The Company may impose minimum revenue commitments ("MRC") on its customers at the inception of the contract. Thus, in estimating variable consideration for each of these performance obligations, the Company assesses both the probability of MRC occurring and the collectability of the MRC, of which both represent a form of variable consideration.
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
When agreements involve multiple distinct performance obligations, the Company allocates arrangement consideration to all performance obligations at the inception of an arrangement based on the relative standalone selling prices ("SSP") of each performance obligation. Usage fees deemed to be variable consideration meet the allocation exception for variable consideration. Where the Company has standalone sales data for its performance obligations which are indicative of the price at which the Company sells a promised good or service separately to a customer, such data is used to establish SSP. In instances where standalone sales data is not available for a particular performance obligation, the Company estimates SSP by the use of observable market and cost-based inputs. The Company continues to review the factors used to establish list price and will adjust standalone selling price methodologies as necessary on a prospective basis.
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
Contract Assets
Contract assets are recorded for those parts of the contract consideration not yet invoiced but for which the performance obligations are completed. The revenue is recognized when the customer receives services or equipment for a reduced consideration at the onset of an arrangement, for example, when the initial month's services or equipment are discounted. Contract assets are included in other current or non-current assets in the condensed consolidated balance sheets, depending on if their reduction will be recognized during the succeeding twelve-month period or beyond.
Deferred Revenue
Deferred revenues represent billings or payments received in advance of revenue recognition and is recognized upon transfer of control. Balances consist primarily of annual plan subscription services and professional and training services not yet provided as of the balance sheet date. Deferred revenues that will be recognized during the succeeding twelve-month period are recorded as current deferred revenues in the condensed consolidated balance sheets, with the remainder recorded as other non-current liabilities in the condensed consolidated balance sheets.
Costs to Obtain a Customer Contract
Sales commissions and related expenses are considered incremental and recoverable costs of acquiring customer contracts. These costs are capitalized as current or non-current assets and amortized on a straight-line basis over the anticipated benefit period, which is five years. The benefit period was estimated by taking into consideration the length of customer contracts, technology lifecycle, and other factors. This amortization expense is recorded in sales and marketing expense within the Company's condensed consolidated statement of operations.
Disaggregation of Revenue
The Company disaggregates its revenue by geographic region. See Note 12 for more information.
Contract Balances
The following table provides information about receivables, contract assets and deferred revenues from contracts with customers (in thousands):

June 30, 2019
Accounts receivable, net	$23,361
Contract assets	$9,375
Deferred revenue - current	$4,088
Deferred revenue - non-current	$67
Changes in the contract assets and the deferred revenue balances during the three months ended June 30, 2019 are as follows (in thousands):

	June 30, 2019	March 31, 2019	$ Change
Contract assets	$9,375	$5,717	$3,658
Deferred revenue	$4,155	$3,342	$813

The change in contract assets was primarily driven by the recognition of revenue that has not yet been billed. The increase in deferred revenues was due to billings in advance of performance obligations being satisfied. Revenues of $2.7 million recognized during the three months ended June 30, 2019, were included in the deferred revenues balance at the beginning of the period, which was offset by additional deferrals during the period.
Remaining Performance Obligations
The Company's subscription terms typically range from one to four years. Contract revenue as of June 30, 2019, that has not yet been recognized was approximately $190.0 million. This excludes contracts with an original expected length of one year or less. The Company expects to recognize revenue on most of the remaining performance obligation over the next 36 months.
4. FAIR VALUE MEASUREMENTS

Cash, cash equivalents, and available-for-sale investments (in thousands):

	Amortized	Gross Unrealized	Gross Unrealized	Estimated	Cash and Cash	Short-Term	Long-Term
As of June 30, 2019	Costs	Gain	Loss	Fair Value	Equivalents	Investments	Investments
Cash	$23,533	$—	$—	$23,533	$23,533	$—	$—
Level 1:
Money market funds	240,905	—	—	240,905	240,905	—	—
Treasury securities	2,910	2	—	2,912	—	—	2,912
Subtotal	267,348	2	—	267,350	264,438	—	2,912
Level 2:
Corporate bonds	40,128	122	(3)	40,247	—	23,613	16,634
Commercial paper	6,176	—	(2)	6,174	4,587	1,587	—
Municipal securities	2,098	23	—	2,121	—	—	2,121
Agency bond	2,289	—	(3)	2,286	—	2,286	—
Subtotal	50,691	145	(8)	50,828	4,587	27,486	18,755
Total assets	$318,039	$147	$(8)	$318,178	$269,025	$27,486	$21,667

	Amortized	Gross Unrealized	Gross Unrealized	Estimated	Cash and Cash	Short-Term
As of March 31, 2019	Costs	Gain	Loss	Fair Value	Equivalents	Investments
Cash	$25,364	$—	$—	$25,364	$25,364	$—
Level 1:
Money market funds	251,219	—	—	251,219	251,219	—
Subtotal	276,583	—	—	276,583	276,583	—
Level 2:
Corporate debt	46,516	51	(29)	46,538	—	46,538
Municipal securities	5,511	17	—	5,528	—	5,528
Asset backed securities	13,596	9	(17)	13,588	—	13,588
Agency bond	4,260	—	(15)	4,245	—	4,245
Subtotal	69,883	77	(61)	69,899	—	69,899
Total assets	$346,466	$77	$(61)	$346,482	$276,583	$69,899

Contractual maturities of investments as of June 30, 2019 are set forth below (in thousands):

Estimated
Fair Value
Due within one year	$27,486
Due after one year	21,667
Total	$49,153

Historically, the Company had maintained all investments as short-term investments on its balance sheet, as the Company could liquidate these investments at any time and did not limit its liquidation of investments by contractual maturity date. Given the recent issuance of the convertible senior note, and the associated increased cash, cash equivalents and investment balances. The Company expects to hold certain investments for at least 12-months from the reporting date and will record these investments in either short-term or long-term investments in alignment with the contractual maturity dates.
As of June 30, 2019, the estimated fair value of the Company's outstanding convertible senior notes (the Notes) was $219.2 million. The fair value of the Notes was determined based on the closing price for the Notes on the last trading day of the reporting period and is considered as Level 2 in the fair value hierarchy.

5. INTANGIBLE ASSETS AND GOODWILL
The carrying value of intangible assets consisted of the following (in thousands):

	June 30, 2019			March 31, 2019
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Technology	$19,894	$(10,911)	$8,983	$25,702	$(15,409)	$10,293
Customer relationships	6,125	(4,983)	1,142	9,467	(8,080)	1,387
Total acquired identifiable intangible assets	$26,019	$(15,894)	$10,125	$37,277	$(25,597)	$11,680

At June 30, 2019, annual amortization of intangible assets, based upon our existing intangible assets and current useful lives, is estimated to be the following (in thousands):

Amount
Remaining 2020	$4,573
2021	3,557
2022	1,766
2023	229
Total	$10,125

The following table provides a summary of the changes in the carrying amounts of goodwill (in thousands):

Total
Balance at March 31, 2019	$39,694
Foreign currency translation	(291)
Balance at June 30, 2019	$39,403

6. RIGHT-OF-USE ASSETS AND LEASES
The Company primarily leases facilities for office and data center space under non-cancellable operating leases for its U.S. and international locations that expire at various dates through 2026. For leases with a term greater than 12 months, the Company recognizes a right-of-use asset and a lease liability based on the present value of lease payments over the lease term. The Company’s leases have remaining terms of one to seven years and some of the leases include a Company option to extend the lease term for one to five years, or more, which if reasonably certain to exercise, the Company includes in the determination of lease payments. The lease agreements do not contain any material residual value guarantees or material restrictive covenants.
As most of the Company's leases do not provide a readily determinable implicit rate, the Company uses the incremental borrowing rate at lease commencement, which was determined using a portfolio approach, based on the rate of interest that the Company would have to pay to borrow an amount equal to the lease payments on a collateralized basis over a similar term. The Company uses the implicit rate when a rate is readily determinable. Operating lease expense is recognized on a straight-line basis over the lease term.
Leases with an initial term of 12 months or less are not recognized on the balance sheet and the expense for these short-term leases is recognized on a straight-line basis over the lease term. Common area maintenance fees (or CAMs) and other charges related to these leases continue to be expensed as incurred. Short-term lease expense was not material to the Company’s condensed consolidated statements of operations for the three months ended June 30, 2019. Variable lease payments are not included in the lease payments to measure the lease liability and are expensed as incurred.

The following table provides the components of the Company's lease right-of-use assets and liabilities as of June 30, 2019 (in thousands):

June 30, 2019
Assets
Operating lease, right-of-use assets	$18,058

Liabilities
Operating lease liabilities, current	$7,063
Operating lease liabilities, non-current	12,044
Total operating lease liabilities	$19,107

During the three months ended June 30, 2019, operating lease expense was approximately $2.1 million. Variable lease cost and short-term lease cost were immaterial during the three months ended June 30, 2019.
The following table presents supplemental information for the three months ended June 30, 2019 (in thousands, except for weighted average):

Weighted average remaining lease term	3.9 years
Weighted average discount rate	4.0%
Cash paid for amounts included in the measurement of lease liabilities	$2,252
Operating cash flow from operating leases	$2,252

The following table presents maturity of lease liabilities under the Company's non-cancelable operating leases as of June 30, 2019 (in thousands):

Remaining 2020	$6,008
2021	5,666
2022	4,275
2023	1,381
2024	1,111
Thereafter	2,221
Total lease payments	$20,662
Less: imputed interest	(1,555)
Present value of lease liabilities	$19,107

As of June 30, 2019, the Company does not have any additional operating leases that have not yet commenced and as such, have not yet been recognized on the Company’s condensed condensed consolidated balance sheet.
The Company's lease agreement (the "Agreement") with CAP Phase I, a Delaware limited liability company (the "Landlord") for the Coleman property is not included in the right-of-use assets and operating lease liabilities as of June 30, 2019. On April 30, 2019, the Company entered into an assignment and assumption of the Company's previously executed lease agreement with the Landlord, and Roku Inc., a Delaware corporation ("Roku"), whereby the Company assigned to Roku this lease that had been executed between the Company and the Landlord on January 23, 2018. Pursuant to the Agreement, the Company expects to be released from all of its obligations under the Lease and related standby letter of credit by the end of the Company’s fiscal year ending March 31, 2022 or shortly thereafter. The Company has entered into a new lease for its headquarters in Campbell, California, see note 13.
7. COMMITMENTS AND CONTINGENCIES
Other Commitments, Indemnifications and Contingencies
From time to time, the Company receives inquiries from various state and municipal taxing agencies with respect to the remittance of sales, use, telecommunications, excise, and income taxes. Several jurisdictions currently are conducting tax audits of the Company's records. The Company collects from its customers or has accrued for taxes that it believes are required to be remitted. The amounts that have been remitted have historically been within the accruals established by the Company. The Company adjusts its accrued taxes when facts relating to specific exposures warrant such adjustment.
Legal Proceedings
The Company, from time to time may be involved in a variety of claims, lawsuits, investigations and other proceedings, including patent infringement claims, employment litigation, regulatory compliance matters and contractual disputes, that can arise in the normal course of the Company's operations.
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
8. CONVERTIBLE SENIOR NOTES AND CAPPED CALL
Convertible Senior Notes
In February 2019, the Company issued $287.5 million aggregate principal amount of 0.50% convertible senior notes (the "Notes") due 2024 in a private placement, including the exercise in full of the initial purchasers' option to purchase additional notes. The Notes are senior unsecured obligations of the Company and interest is payable semiannually in arrears on February 1 and August 1 of each year, beginning on August 1, 2019. The Notes will mature on February 1, 2024, unless earlier repurchased, redeemed, or converted. The total net proceeds from the debt offering, after deducting initial purchase discounts, debt issuance costs, and costs of the capped call transactions described below, were approximately $245.8 million.
Each $1,000 principal amount of the Notes is initially convertible into 38.9484 shares of the Company’s common stock, par value $0.001, which is equivalent to an initial conversion price of approximately $25.68 share. The conversion rate is subject to adjustment upon the occurrence of certain specified events but will not be adjusted for any accrued and unpaid interest. In addition, upon the occurrence of certain corporate events that occur prior to the maturity date or following the Company's issuance of a notice of redemption, in each case as described in the Indenture, the Company will, in certain circumstances, increase the conversion rate for a holder that elects to convert its Notes in connection with such a corporate event or during the relevant redemption period.
The Notes will be convertible at certain times and upon the occurrence of certain events in the future. Further, on or after October 1, 2023, until the close of business on the second scheduled trading day immediately preceding the maturity date, holders may convert all or any portion of their Notes, regardless of the foregoing circumstances.
Upon conversion, the Company will satisfy its conversion obligation by paying or delivering, as the case may be, cash, shares of common stock, or a combination of cash and shares of common stock, at the Company's election. The Company’s current intent is to settle the principal amount of the Notes in cash upon conversion.
During the three months ended June 30, 2019, the conditions allowing holders of the Notes to convert were not met.
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

The net carrying amount of the liability component of the Notes was as follows (in thousands):

	June 30, 2019	March 31, 2019
Principal	$287,500	$287,500
Unamortized debt discount	(67,730)	(70,876)
Unamortized issuance costs	(562)	(589)
Net carrying amount	$219,208	$216,035
Interest expense related to the Notes was as follows (in thousands):

Three Months Ended June 30, 2019
Contractual interest expense	$359
Amortization of debt discount	3,146
Amortization of issuance costs	26
Total interest expense	$3,531

Capped Call
In connection with the pricing of the Notes, the Company entered into privately negotiated capped call transactions ("Capped Calls") with certain counterparties. The Capped Calls each have an initial strike price of approximately $25.68 per share, subject to certain adjustments, which corresponds to the initial conversion price of the Notes. The Capped Calls have initial cap prices of $39.50 per share, subject to certain adjustments. The Capped Calls are expected to partially offset the potential dilution to the Company’s Common Stock upon any conversion of the Notes, with such offset subject to a cap based on the cap price. The Capped Calls cover, subject to anti-dilution adjustments, approximately 11.2 million shares of the Company’s Common Stock. The Capped Calls are subject to adjustment upon the occurrence of specified extraordinary events affecting the Company, including merger events, tender offers and announcement events. In addition, the Capped Calls are subject to certain specified additional disruption events that may give rise to a termination of the Capped Calls, including nationalization, insolvency or delisting, changes in law, failures to deliver, insolvency filings and hedging disruptions. For accounting purposes, the Capped Calls are separate transactions, and not part of the terms of the Notes. As these transactions meet certain accounting criteria, the Capped Calls are recorded in stockholders' equity and are not accounted for as derivatives. The cost of $33.7 million incurred to purchase the Capped Calls was recorded as a reduction to additional paid-in capital and will not be remeasured.
9. STOCK-BASED COMPENSATION
The following tables summarize information pertaining to the stock-based compensation expense from stock options and stock awards (in thousands, except weighted-average grant-date fair value and recognition period):

	Three Months Ended June 30,
	2019	2018
Cost of service revenue	$1,731	$1,026
Research and development	3,864	2,194
Sales and marketing	3,921	2,398
General and administrative	4,081	3,293
Total	$13,597	$8,911

	Three Months Ended June 30,
	2019	2018
Stock options outstanding at the beginning of the period:	3,114	3,998
Options granted	—	81
Options exercised	(124)	(115)
Options canceled and forfeited	(16)	(73)
Options outstanding at the end of the period:	2,974	3,891
Weighted-average fair value of grants during the period	$—	$8.57
Total intrinsic value of options exercised during the period	$1,402	$1,186
Weighted-average remaining recognition period at period-end (in years)	2.46	2.35

Stock awards outstanding at the beginning of the period:	7,820	5,939
Stock awards granted	1,147	948
Stock awards vested	(329)	(299)
Stock awards canceled and forfeited	(445)	(168)
Stock awards outstanding at the end of the period:	8,193	6,420
Weighted-average fair value of grants during the period	$22.40	$22.20
Weighted-average remaining recognition period at period-end (in years)	2.11	2.40
Total unrecognized compensation expense at period-end	$109,422	$67,025

Stock Repurchases
In May 2017, the Company's board of directors authorized the Company to purchase up to $25.0 million of its common stock from time to time (the "2017 Repurchase Plan"). The 2017 Repurchase Plan expires when the maximum purchase amount is reached, or upon the earlier revocation or termination by the board of directors. The remaining amount available under the 2017 Repurchase Plan at June 30, 2019 was approximately $7.1 million. There were no stock repurchases under the 2017 Repurchase Plan during the three month period ended June 30, 2019.
10. INCOME TAXES
The Company's effective tax rate was -0.4% and -0.6% for the three months ended June 30, 2019 and 2018, respectively. The difference in the effective tax rate and the U.S. federal statutory rate was primarily due to the full valuation allowance the Company continues to maintain against its deferred tax assets. The effective tax rate is calculated by dividing the income tax provision by net loss before income tax expense.
11. NET LOSS PER SHARE
The following table summarizes the computation of basic and diluted net loss per share (in thousands, except share and per share data):

	Three Months Ended June 30,
	2019	2018
Numerator:
Net loss available to common stockholders	$(34,265)	$(15,355)
Denominator:
Common shares - basic and diluted	96,429	93,064
Net loss per share
Basic and diluted	$(0.36)	$(0.16)

The following shares attributable to outstanding stock options and stock awards were excluded from the calculation of diluted earnings per share because their inclusion would have been anti-dilutive (in thousands):

	Three Months Ended June 30,
	2019	2018
Stock options	2,974	3,891
Stock awards	8,188	6,420
Potential shares to be issued from ESPP	636	620
Total anti-dilutive shares	11,798	10,931

12. GEOGRAPHICAL INFORMATION
The following tables set forth the geographic information for each period (in thousands):

	Three Months Ended June 30,
	2019	2018
Revenue by geographic area:
Americas (principally US)	$86,736	$74,865
Europe (principally UK)	9,939	8,360
	$96,675	$83,225

	June 30, 2019	March 31, 2019
Property and equipment by geographic area:
Americas (principally US)	$50,866	$45,639
Europe (principally UK)	6,851	7,196
	$57,717	$52,835

13. SUBSEQUENT EVENTS
New Company Headquarters
On July 3, 2019, the Company entered into a lease for a new company headquarters to rent approximately 177,815 square feet of office space as the sole tenant in a new five-story office building located at 675 Creekside Way, Campbell, CA 95008. The Company plans to move to this new location by March 31, 2020.
The lease is for a 132-month term, anticipated to begin on January 1, 2020. The Company has the option to extend the lease for two additional five-year terms, on substantially the same terms and conditions as the prior term, but with the base rent rate adjusted to fair market value at that time.
Base rent is approximately $657,900 per month for the first 12 months of the lease, with the rate increasing by approximately 3% on each anniversary of the lease. The Company is responsible for paying its share of building and common area expenses. The Company is entitled to full rent abatement during the first 12 months of the lease term. The Company is also entitled to a tenant improvement allowance of approximately $15.4 million. The Company will pay to the landlord a security deposit in the amount of approximately $2 million, which may be drawn down in the event the Company defaults under the lease.
Wavecell Acquisition
On July 17, 2019, the Company entered into a Share Purchase Agreement (the “Share Purchase Agreement”) with Wavecell Pte. Ltd., a corporation incorporated under the laws of the Republic of Singapore (“Wavecell”), the equity holders of Wavecell (collectively, the “Sellers”), and Qualgro Partners Pte. Ltd., in its capacity as the representative of the equity holders of Wavecell. Pursuant to the Share Purchase Agreement, the Company acquired all of the outstanding shares and other equity interests of Wavecell (the “Transaction”) for total consideration of approximately $125 million, comprised of approximately $69.0 million in cash and $56 million in shares of common stock of the Company. The Transaction is subject to customary purchase price adjustments and escrow and holdback arrangements as provided in the Share Purchase Agreement. Upon the closing of the Transaction, Wavecell became a wholly-owned subsidiary of the Company. The Share Purchase Agreement contains representations, warranties and covenants customary for acquisitions of this type.

8x8 issued an aggregate of 2,628,761 shares of its common stock in connection with the closing of the Transaction, including certain shares for employee retention purposes subject to vesting based on time-based and performance-based criteria for Wavecell employees.
ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our condensed consolidated financial statements and related notes appearing elsewhere in this Quarterly Report on Form 10-Q. As discussed in the section titled “Forward-Looking Statements,” the following discussion and analysis contains forward-looking statements that involve risks and uncertainties, as well as assumptions that, if they never materialize or prove incorrect, could cause our results to differ materially from those expressed or implied by such forward-looking statements. Factors that could cause or contribute to these differences include, but are not limited to, those identified below, those discussed in “Forward-Looking Statements” and those discussed in the section titled “Risk Factors” under Part II, Item 1A in this Quarterly Report on Form 10-Q.
BUSINESS OVERVIEW
We are a leading cloud provider of voice, video, chat, contact center, and enterprise-class API solutions powered by one global communications platform. From one proprietary cloud technology platform, customers have access to unified communications, team collaboration, video conferencing, contact center, data and analytics and other services.
As of June 30, 2019, our customers are spread across more than 150 countries and range from small businesses to large enterprises with more than 10,000 employees. In recent years, we have increased our focus on the mid-market and enterprise customer sectors, and for the three months ended June 30, 2019, we generated a majority of our new subscription services revenue from customers in these business sectors.
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
Historically, our flagship services have been Virtual Office, a unified communications solution, and Virtual Contact Center, a contact center solution. In 2018, we began selling our 8x8 X Series, our next generation suite of services, which consist of service plans designated X1, X2, etc., through X8. With 8x8 X Series, we provide both unified communications and contact center functionality from a single platform, with a single interface, in the high-end set of our service plans (X5 through X8). We also offer more basic, cost-efficient unified communications services in X1 through X4. During the three months ended June 30, 2019, nearly all of our new customers purchased service plans for 8x8 X Series, although we continue to have a significant number of customers subscribed to our Virtual Office and Virtual Contact Center platforms. We have begun migrating these customers from our legacy platforms to 8x8 X Series, and we intend to accelerate the pace of migrations during the remainder fiscal years 2020 and fiscal 2021. These migrations will require us to incur professional services costs that we may not be able to recover from our customers, and there is also a risk that we will experience an increase in churn during this migration period.
SUMMARY AND OUTLOOK
Our first quarter results illustrate the fundamental strength in our business as service revenue for the quarter was $92.4 million and grew 18.2% year-over-year. We continued to show an increase in our average monthly service revenue per customer ("ARPC"), as we are selling more to mid-market and enterprise customers.
Since the beginning of fiscal 2018, we have de-emphasized profitability as a short-term corporate goal and have focused instead on making investments necessary to accelerate growth. This decision was based, in part, on our belief that the communications market is at an inflection point in the shift of businesses from legacy on-premise solutions to cloud services. We believe that this industry trend will continue in fiscal 2020 and beyond. Accordingly, we believe that it is in the Company's interest to continue to invest heavily in our business--in particular, to build our technology platform further, grow internationally, and expand our sales and marketing activities, particularly in the channel--in order to allow us to scale efficiently and capture market share during this phase of industry disruption.

We plan to continue making significant upfront investments in activities to acquire more customers. We plan to continue investing in our direct marketing efforts, which includes our sales force, new e-commerce solutions, and digital marketing spend. We also intend to continue investing in our indirect channel to acquire more third-party selling agents to help sell our solutions. Should these upfront investments not result in additional revenue from new or existing customers, our operating results may be adversely impacted.
COMPONENTS OF RESULTS OF OPERATIONS
Service Revenue
Service revenue consists primarily of our cloud communication and collaboration subscription services, and to a lesser extent, usage and professional services fees.
We plan to continue to drive and increased service revenue through increased sales and marketing efforts, geographic expansion of our platform outside the United States, and through strategic acquisitions of new technologies and businesses.
Product Revenue
Product revenue consists primarily of revenues from sales of IP telephones in conjunction with our cloud telephony service. Product revenue is dependent on the number of customers who choose to purchase an IP telephone in conjunction with our service instead of using the solution on their cell phone, computer or other compatible device.
Cost of Service Revenue
Cost of service revenue primarily consists of costs associated with network operations and related personnel, technology licenses, amortization of internally developed software, and other costs such as customer service, which includes deployment and technical support costs. Cost of service also includes other communication origination and termination services provided by third-party carriers and outsourced customer service call center operations. We expect that cost of revenue will increase in absolute dollars in future periods and vary from period-to-period as a percentage of revenue.
Cost of Product Revenue
The cost of product revenue consists primarily of IP telephones, estimated warranty obligations and direct and indirect costs associated with product purchasing, scheduling, shipping and handling.
Research and Development
Research and development expenses consist primarily of personnel and related costs, consulting, and equipment costs necessary for us to conduct our development and engineering efforts.
We plan to continue to hire employees to support our research and development efforts to expand the capabilities and scope of our platform and enhance the user experience. We expect that research and development expenses will increase in absolute dollars in future periods and vary from period-to-period as a percentage of revenue.
Sales and Marketing
Sales and marketing expenses consist primarily of personnel and related overhead costs for sales and marketing. Such costs also include sales commissions, trade shows, advertising and other marketing, demand generation, channel, and promotional expenses. We plan to continue to invest in sales and marketing to attract and retain customers on our platform and increase our brand awareness. We expect that sales and marketing expenses will increase in absolute dollars in future periods and vary from period-to-period as a percentage of revenue.
General and Administrative
General and administrative expenses consist primarily of personnel and related costs for finance, human resources, legal and general management, as well as professional services fees. We expect that our general and administrative expenses will increase in absolute dollars in future periods as we grow our business and vary from period-to-period as a percentage of revenue.
Other (Expense) Income, net
Other (expense) income, net, primarily consisted of interest expense related to the convertible notes, offset by income earned on our cash, cash equivalents and investments.
Provision for Income Taxes

Our provision for income taxes consists primarily of state minimum taxes in the United States. As we expand the scale of our international business activities, any changes in the U.S. and foreign taxation of such activities may increase our overall provision for income taxes in the future. We have a valuation allowance for our U.S. deferred tax assets, including federal and state net operating loss carryforwards, or NOLs. We expect to maintain this valuation allowance until it becomes more likely than not that the benefit of our federal and state deferred tax assets will be realized by way of expected future taxable income in the United States.
RESULTS OF OPERATIONS
The following discussion should be read in conjunction with our condensed consolidated financial statements and the notes thereto.

	Three Months Ended June 30,		Dollar	Percent
Service revenue	2019	2018	Change	Change
	(dollar amounts in thousands)
Three months ended	$92,372	$78,121	$14,251	18.2%
Percentage of total revenue	95.5%	93.9%
Service revenue increased for the three months ended June 30, 2019 compared with the same period of the previous fiscal year primarily due to an increase in our business customer subscriber base (net of customer churn), and an increase in the average service revenue from each customer on a monthly basis in the three months ended June 30, 2019 as compared to the same prior year period.

	Three Months Ended June 30,		Dollar	Percent
Product revenue	2019	2018	Change	Change
	(dollar amounts in thousands)
Three months ended	$4,303	$5,104	$(801)	(15.7)%
Percentage of total revenue	4.5%	6.1%
Product revenue decreased during the three months ended June 30, 2019 compared with the same period in the prior fiscal year, primarily due to decreased equipment unit sales to customers combined with product discounts and promotions during the three months ended June 30, 2019.
No customer represented greater than 10% of the Company's total revenues for the three months ended June 30, 2019 or 2018.

	Three Months Ended June 30,		Dollar	Percent
Cost of service revenue	2019	2018	Change	Change
	(dollar amounts in thousands)
Three months ended	$31,967	$24,549	$7,418	30.2%
Percentage of service revenue	34.6%	31.4%
Cost of service revenue for the three months ended June 30, 2019 increased over the same prior year period and faster than revenue growth primarily due to a $2.7 million increase in personnel and related costs, a $1.8 million increase in amortization of intangibles and capitalized software expenses, and a $0.8 million increase in consulting and outside services. These increases were partially offset by a decrease of $0.8 million in third-party network services expenses.

	Three Months Ended June 30,		Dollar	Percent
Cost of product revenue	2019	2018	Change	Change
	(dollar amounts in thousands)
Three months ended	$5,724	$6,281	$(557)	(8.9)%
Percentage of product revenue	133.0%	123.1%
The cost of product revenue for the three months ended June 30, 2019 decreased over the same prior year period primarily due to the decrease in the number of telephones shipped to customers. The increase in negative margin was due to the product discounts and promotions during the three months ended June 30, 2019.

	Three Months Ended June 30,		Dollar	Percent
Research and development	2019	2018	Change	Change
	(dollar amounts in thousands)
Three months ended	$18,331	$13,050	$5,281	40.5%
Percentage of total revenue	19.0%	15.7%
Research and development expenses for the three months ended June 30, 2019 increased over the same prior year period primarily due to a $4.2 million increase in personnel and related costs, a $2.0 million increase in stock-based compensation expense, as well as other smaller cost increases. These increases were offset by a $2.2 million increase in costs that were capitalized for internally developed software.

	Three Months Ended June 30,		Dollar	Percent
Sales and marketing	2019	2018	Change	Change
	(dollar amounts in thousands)
Three months ended	$53,599	$40,495	$13,104	32.4%
Percentage of total revenue	55.4%	48.7%
Sales and marketing expenses for the three months ended June 30, 2019 increased over the same prior year period primarily due to a $6.5 million increase in personnel and related costs, a $7.1 million increase in advertising and marketing expenses, and a $2.7 million increase in stock-based compensation costs, as well as other smaller cost increases. These cost increases were partially offset by $2.7 million commission costs that were capitalized.

	Three Months Ended June 30,		Dollar	Percent
General and administrative	2019	2018	Change	Change
	(dollar amounts in thousands)
Three months ended	$19,607	$14,833	$4,774	32.2%
Percentage of total revenue	20.3%	17.8%
General and administrative expenses for the three months ended June 30, 2019 increased over the same prior year period primarily due to a $2.9 million increase related to personnel and related costs and $1.2 million in expenses incurred related our recent acquisition. Refer to Part I, Note 13 of Notes to Unaudited Consolidated Financial Statements.

	Three Months Ended June 30,		Dollar	Percent
Other (expense) income, net	2019	2018	Change	Change
	(dollar amounts in thousands)
Three months ended	$(1,564)	$719	$(2,283)	(317.5)%
Percentage of total revenue	(1.6)%	0.9%
Other (expense) income, net changed for the three months ended June 30, 2019 over the same prior year period primarily due to an increase of $3.5 million related contractual interest expense, amortization of debt discount, and amortization of issuance costs associated with our convertible notes issued in the fourth quarter of fiscal year 2019. Refer to Part 1, Note 8 of Notes to Unaudited Consolidated Financial Statements. We had no such similar costs in the same prior year period.

	Three Months Ended June 30,		Dollar
Provision for income taxes	2019	2018	Change
	(dollar amounts in thousands)
Three months ended	$148	$91	$57
Percentage of loss before provision for income taxes	-0.4%	-0.6%
For the three months ended June 30, 2019 and 2018, we recorded income tax expense of $0.1 million and $0.1 million, respectively, related to state minimum taxes and income taxes from our foreign operations.
Our effective tax rate was -0.4% and -0.6% for the three months ended June 30, 2019 and 2018, respectively. The change in our effective tax rate was primarily due to the full valuation allowance we continue to maintain against our deferred tax asset.

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
Liquidity and Capital Resources
As of June 30, 2019, we had $318.2 million of cash, cash equivalents and investments. In addition, we had $8.1 million in deposits as restricted cash in support of a letter of credit, securing a lease for the Coleman facility in San Jose, California. By comparison, at March 31, 2019, we had $346.5 million of cash, cash equivalents and investments as well as the $8.1 million in deposit as restricted cash. These cash, cash equivalents, restricted cash and investments balances as of June 30, 2019 do not reflect cash payments made for our recent acquisition of WaveCell. We believe that our existing cash, cash equivalents and investment balances, and our anticipated cash flows from operations will be sufficient to meet our working capital and expenditure requirements for the next 12-months.
Historically, the Company had maintained all investments as short-term investments on its balance sheet, as the Company could liquidate these investments at any time and did not limit its liquidation of investments by contractual maturity date. Given the recent issuance of the convertible senior note, and the associated increased cash, cash equivalents and investment balances. The Company expects to hold certain investments for at least 12-months from the reporting date and will record these investments in either short-term or long-term investments in alignment with the contractual maturity dates.
Period-over-Period Changes
Net cash used in operating activities for the three months ended June 30, 2019 was $20.5 million, compared with $0.8 million provided by operating activities for the three months ended June 30, 2018. Cash used in or provided by operating activities has historically been affected by:
•the amount of net income or loss;

•	the amount of non-cash expense items such as deferred income tax, depreciation, amortization and impairments;
•the expense associated with stock options and stock-based awards; and

•	changes in working capital accounts, particularly in the timing of collections from receivable and payments of obligations.
Net cash provided by investing activities was $11.2 million in the three months ended June 30, 2019, compared with $1.8 million provided by investing activities in three months ended June 30, 2018. The cash provided by investing activities during the three months ended June 30, 2019 was primarily related to $20.9 million of proceeds from sales and maturities of investments, net of purchases of investments. This was partially offset by $2.0 million of property and equipment investments and capitalized internal software development costs of $7.7 million.
Net cash provided by financing activities was $1.4 million in the three months ended June 30, 2019, compared with $0.5 million provided by financing activities in the three months ended June 30, 2018. Our financing activities for the three months ended June 30, 2019 provided cash of $1.5 million from the issuance of common stock under employee incentive plans. These inflows were partially offset by $0.1 million in payments for finance lease obligations.
Contractual Obligations

	Payments due by Period
Contractual Obligations	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Senior convertible notes	287,500	—	—	287,500	—
Interest on senior convertible notes	7,116	1,366	2,875	2,875	—
Operating leases that commence after June 30, 2019	95,058	248	12,729	18,436	63,645
Total Contractual Obligations	95,058	248	12,729	18,436	63,645

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
There have been no significant changes during the three months ended June 30, 2019 to our critical accounting policies and estimates previously disclosed in our Form 10-K for the fiscal year ended March 31, 2019, except for our adoption of ASU 2016-02 as discussed in Notes 2 and 6 of the Notes to the Unaudited Condensed Consolidated Financial Statements.
RECENTLY ADOPTED ACCOUNTING PRONOUNCEMENTS
See Item 1 of Part I, "Notes to Unaudited Consolidated Financial Statements - Note 2 - Significant Accounting Pronouncements."
RECENT ACCOUNTING PRONOUNCEMENTS
See Item 1 of Part I, "Notes to Unaudited Consolidated Financial Statements - Note 2 - Significant Accounting Pronouncements."
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
As of June 30, 2019, we had $219.2 million outstanding on our 0.50% convertible senior notes due 2024. The values of the Notes are exposed to interest rate risk. Generally, the fair market value of our fixed interest rate Notes will increase as interest rates fall and decrease as interest rates rise. In addition, the fair values of the Notes are affected by our stock price. The fair market value of the Notes will generally increase as our common stock price increases and will generally decrease as our common stock price declines in value. However, we carry the Notes at face value less unamortized discount on our balance sheet, and we present the fair value for required disclosure purposes only.
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
Gains or losses from the translation of certain cash balances, accounts receivable balances and intercompany balances that are denominated in these currencies impact our net income (loss). A hypothetical decrease in all foreign currencies against the US dollar of 10%, would not result in a material foreign currency loss on foreign-denominated balances, at June 30, 2019. As our foreign operations expand, our results may be more impacted by fluctuations in the exchange rates of the currencies in which we do business.
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
As of the end of the period covered by this Quarterly Report on Form 10-Q, under the supervision of our Chief Executive Officer and our Chief Financial Officer, we evaluated the effectiveness of our Disclosure Controls. Based on this evaluation, our Chief Executive Officer and our Chief Financial Officer have concluded that our Disclosure Controls were effective as of June 30, 2019.
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
Changes in Internal Control over Financial Reporting
During the first quarter of fiscal year 2020, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
PART II -- OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
The information set forth in Note 7, “Legal Proceedings” of Notes to Unaudited Consolidated Financial Statements under ITEM 1. FINANCIAL STATEMENTS of PART I is incorporated by reference in response to this item.
ITEM 1A. RISK FACTORS
If any of the following risks actually occur, our business, results of operations and financial condition could suffer significantly.
Our success depends on acquiring new customers and retaining and selling additional services to existing customers.
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
The rate at which our existing customers purchase any new or enhanced services we may offer depends on a number of factors, including general economic conditions, the importance of these additional features and services to our customers, the quality and performance of our cloud communications solutions, and the price at which we offer them. If our customers react negatively to our new or enhanced service offerings, such as our recently launched X Series suite of services or our recently acquired communications API platform-as-a-service (CPaaS) product, or our efforts to upsell are otherwise not as successful as we anticipate, our business may suffer. Our sales strategies must also continue to evolve and adapt as our market matures, for example through the offering of additional customer self-service tools and automation for the SMB sector and the development of new and more sophisticated sales channels that leverage the strengths of our partners. In addition, marketing and selling new and enhanced features and services may require increasingly sophisticated and costly sales and marketing efforts that may require us to incur additional expenses and negatively impact the results of our operations.
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
Larger customers' networks are often more complex than those of smaller customers, and the configuration of our services for these customers generally require participation from the customer’s information technology (IT) team. There is no guaranty that the customer will make available to us the necessary personnel and other resources for a successful configuration of services. The lack of local resources may prevent us from properly configuring our services for the customer, which can in turn adversely impact the quality of services that we deliver over our customers' networks, and/or may result in delays in the implementation of our services. This may create a public perception that we are unable to deliver high quality of service to our customers, which could harm our reputation and make it more difficult to attract new customers and retain existing customers. Moreover, larger customers tend to require higher levels of customer service and individual attention (including periodic business reviews and in-person visits, for example), which may increase our costs for implementing and delivering services. If a customer is unsatisfied with the quality of services we provide or the quality of work performed by us or a third party, we may decide to incur costs beyond the scope of our contract with the customer in order to address the situation and protect our reputation, which may in turn reduce or eliminate the profitability of our contract with the customer. In addition, negative publicity related to our larger customer relationships, regardless of its accuracy, could harm our reputation and make it more difficult for us to compete for new business with current and prospective customers.
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
If we are unable to develop new features and services internally due to factors such as competitive labor markets, high employee turnover, lack of management ability or a lack of other research and development resources, we may miss market opportunities. Further, many of our competitors have historically spent a greater amount of funds on their research and development programs, and those that do not may be acquired by larger companies that would allocate greater resources to our competitors' research and development programs. In addition, there is no guaranty that our research and development efforts will succeed, or that our new products and services will enable us to maintain or grow our revenue or recover our development costs. Our failure to maintain adequate research and development resources, to compete effectively with the research and development programs of our competitors and to successfully monetize our research and development efforts could materially and adversely affect our business and results of operations.

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
We recorded a net operating loss of approximately $34.3 million for the three months ended June 30, 2019 and ended the period with an accumulated deficit of approximately $284.6 million. We expect to continue to incur operating losses in the near future as we continue to invest in growth. During our fiscal year ending March 31, 2020, we intend to increase significantly our investments in sales and marketing (and digital demand generation in particular), and in research and development, among other areas of our business, in order to compete more successfully for the business of companies that are transitioning to cloud communications and otherwise position ourselves to take advantage of long-term revenue-generating opportunities.
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
We face risks related to acquisitions now (such as our recent acquisition of Wavecell Pte. Ltd.) and in the future that may divert our management's attention, result in dilution to our stockholders and consume resources that are necessary to sustain and grow our existing business.
Although we have acquired several small companies and business units in recent years, we have limited experience with purchasing and integrating other businesses. We may not be able to identify suitable acquisition candidates in the future, or negotiate and complete acquisitions on favorable terms.
If appropriate opportunities present themselves, we may decide to acquire such companies, or their products, technologies or assets. Acquisitions involve numerous risks, and there is no guarantee that we will ultimately strengthen our competitive position or achieve other benefits expected from the transaction. Among other risks we may encounter in connection with acquisitions:

•
We may experience difficulty and delays in integrating the products, technology platform, operations, systems and personnel of the acquired business with our own, particularly if the acquired business is outside of our core competencies and current geographic markets.

•
We may not be able to manage the acquired business, or the integration process, effectively, which may limit our ability to realize the financial and strategic benefits we expected from the transaction.

•	The acquisition and integration may divert management’s attention from our day-to-day operations and disrupt the ordinary functioning of our ongoing business.

•
We may have difficulty establishing and maintaining appropriate governance, reporting relationships, policies, controls and procedures for the acquired business, particularly if it is based in a country or region where we did not previously operate.

•
Any failure to successfully manage the integration process may also adversely impact relationships with our employees, suppliers, customers and business partners, or those of the acquired business, and may result in increased churn or the loss of key customers, business partners or employees for our business or those of the acquired business.

•
We may become subject to new or more stringent regulatory compliance obligations and costs by virtue of the acquisition, including risks related to international acquisitions that may operate in new jurisdictions or geographic areas where we may have no or limited experience;

•
We may become subject to litigation, investigations, proceedings, fines or penalties arising from or relating to the transaction or the acquired business, and any resulting liabilities may exceed our forecasts.

•
We may acquire businesses with different revenue models, increased customer concentration risks, and different contractual relationships, such as our recent acquisition of Wavecell which bills customers primarily on an usage-based basis as opposed to a subscription basis.

•
We may assume long-term contractual obligations, commitments or liabilities (for example, those relating to leased facilities), which could adversely impact our efforts to achieve and maintain profitability and impair our cash flow.

•	We may not successfully evaluate or utilize the acquired technology and accurately forecast the financial impact of an acquisition transaction, including accounting charges.

•	The acquisition may create a drag on our overall revenue growth rate or increase our net loss, which could lead analysts and investors to reduce their valuation of our company.
In addition, we may have to pay cash, incur debt or issue equity securities to pay for any such acquisition, each of which could affect our financial condition or the value of our capital stock. The sale of equity to finance any such acquisitions could result in dilution to our stockholders. If we incur more debt, it would result in increased fixed obligations and could also subject us to covenants or other restrictions that would impede our ability to flexibly operate our business.
As a result of these potential problems and risks, among others, businesses that we may acquire or invest in may not produce the revenue, competitive advantages, or business synergies that we anticipate, and the results and effects of any such acquisition may not be favorable enough to justify the amount of consideration we pay or the other investments we make in the acquired business.
Because our long-term growth strategy involves continued expansion outside the United States, our business will be susceptible to risks associated with international operations.
An important component of our growth strategy involves the further expansion of our operations and customer base internationally. We have formed several subsidiaries outside the United States, including a Romanian subsidiary that contributes significantly to our research and development efforts. We have also acquired two UK-based companies and, most recently, a Singapore-based company with operations in Southeast Asia. The risks and challenges associated with sales and other operations outside the United States are different in some ways from those associated with our operations in the United States, and we have a limited history addressing those risks and meeting those challenges. Our current international operations and future initiatives, including Southeast Asia, will involve a variety of risks, including:

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

•
increased competition from regional cloud communications competitors in the various geographic markets in which we compete now and in the future, which may have different sales cycles, selling processes, and feature requirements which may limit our ability to compete effectively in different regions globally;

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
On June 23, 2016, voters in the United Kingdom approved an advisory referendum to withdraw from the EU. The timing of the proposed exit is subject to further change; however, it is currently scheduled for as late as October 31, 2019, with a transition period expected to run through December 31, 2020. The political uncertainty that it has raised extends to regulatory uncertainty associated with the proposed exit from the EU. Since the vote to withdraw from the EU, negotiations and arrangements between the United Kingdom, the EU and other countries outside of the EU have been, and will continue to be, complex and time consuming. The potential withdrawal could adversely impact our UK subsidiary, 8x8 UK Limited (previously referred to as Voicenet Solutions Ltd.), and add operational complexities that did not previously exist. Currently, the most immediate impact may be to the relevant regulatory regimes under which 8x8 UK Limited operates, including the offering of communications services, as well as to data privacy regulations. The impact on regulatory regimes remains uncertain. For example, while the United Kingdom government has announced its intent to introduce domestic legislation that would largely reconcile United Kingdom domestic law with many EU laws, including GDPR, it remains unknown what will actually occur it what the departure from the EU may mean with respect to data privacy regulation including its impact on data transfers from the EU to the United Kingdom, and vice versa, as well as data transfers from the United Kingdom to jurisdictions outside of the EU. Also, it remains unclear what impact a United Kingdom withdrawal may have on taxes which may increase the cost of our services sold in the United Kingdom, or reduce our profit margins, or make our services less competitive with traditional communications service providers, or some combination of any of these potential issues. Additionally, the impending withdrawal of the United Kingdom from the EU has resulted in significant volatility in the international financial currency markets. Although most of our services revenues are denominated in U.S. dollars, we also receive payments in international currencies including the pound and the euro. Like all businesses that derive revenue in differing currencies, we incur risks with respect to currency translation when there are fluctuations in exchange rates and when the U.S. dollar is valued higher as compared to other currencies. While we cannot predict the impact that an actual exit from the EU will have on 8x8 UK Limited, the potential collateral impact it may have on our operations elsewhere including the U.S., nor its potential impact on our financial results, the United Kingdom’s vote to leave the European Union and the uncertainties associated with whether it will be with or without a formal plan has created legal, regulatory, and currency risk that may have a materially adverse impact on our business.
Our future operating results may vary substantially from period-to-period and may be difficult to predict.
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
As of June 30, 2019, we had federal net operating loss (“NOL”) carryforwards related to fiscal year 2019 of approximately $88.6 million which carryforward indefinitely and carryforwards related to prior years of $156.4 million which begin to expire in 2021. As of June 30, 2019, the Company had state net operating loss carryforwards $80.0 million, which expire at various dates between 2029 and 2037. We also had research and development credit carryforwards for federal and California tax purposes of approximately $10.1 million and $11.5 million, respectively. The federal income tax credit carryforwards related to research and development will expire at various dates between 2021 and 2036, while the California income tax credits will carryforward indefinitely. Utilization of our NOL and tax credit carryforwards can become subject to a substantial annual limitation due to the ownership change limitations provided by Section 382 of the Internal Revenue Code and similar state provisions. A Section 382 ownership change generally occurs if one or more stockholders or groups of stockholders who own at least 5% of the stock increase their ownership by more than 50 percentage points over their lowest ownership percentage within a rolling three-year period. Similar rules may apply under state tax laws. Such an ownership change, or any future ownership change, could have a material effect on our ability to utilize the net operating loss or research credit carryforwards. In addition, under the Tax Cuts and Jobs Act, or the Tax Act, the amount of NOLs that we are permitted to deduct in any taxable year is limited to 80% of the taxable income in such year. There is a risk that due to changes under the Tax Act, regulatory changes, or other unforeseen reasons, the existing NOLs could expire or otherwise be unavailable to offset future income tax liabilities, which could have a material impact on our net income (loss) in future periods.
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
Under Accounting Standards Codification 470-20, Debt with Conversion and Other Options (“ASC 470-20”), an entity must separately account for the liability and equity components of the convertible debt instruments (such as the notes) that may be settled entirely or partially in cash upon conversion in a manner that reflects the issuer’s economic interest cost. The effect of ASC 470-20 on the accounting for the notes is that the equity component is required to be included in the additional paid-in capital section of stockholders’ equity on our condensed consolidated balance sheet at the issuance date and the value of the equity component would be treated as debt discount for purposes of accounting for the debt component of the notes. As a result, we will be required to record a greater amount of non-cash interest expense as a result of the amortization of the discounted carrying value of the notes to their face amount over the term of the notes. We will report larger net losses (or lower net income) in our financial results because ASC 470-20 will require interest to include both the amortization of the debt discount and the instrument’s non-convertible coupon interest rate, which could adversely affect our reported or future financial results, the trading price of our common stock and the trading price of the notes.
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
We currently rely on small and medium-sized businesses for a significant portion of our revenue. Customers in this market generally have more limited financial resources, and may be affected by economic downturns, to a greater extent than larger or more established businesses. If small and medium-sized businesses experience financial hardship as a result of a weak economy, the demand for our services could be materially and adversely affected, and our revenue may not increase from period-to-period as rapidly as our competitors who have less dependence on sales to these sectors, or may even decrease from period-to-period.
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
As of June 30, 2019, our directors and executive officers held an aggregate of 1,694,523 shares, or 1.75%, of our common stock outstanding as of such date. In addition, as of June 30, 2019, 11,167,565 shares of our common stock were subject to options, restricted stock units, and performance stock units outstanding, and 10,023,008 shares of our common stock were available for future grant under our equity incentive plans. These shares may be sold in the public market upon issuance and once vested, subject to the restrictions provided under the terms of the applicable plan or award agreement. If these additional shares are sold, or if it is perceived that they will be sold, in the public market, the trading price of our common stock could decline.
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
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
None.
ITEM 3. DEFAULTS UPON SENIOR SECURITIES
None.
ITEM 4. MINE SAFETY DISCLOSURES
None.
ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

Exhibit Number	Description
2.1+	Share Purchase Agreement, dated as of July 17, 2019, by and among, 8x8, Inc., Wavecell Pte. Ltd., the Sellers named herein, and Qualgro Partners Pte. Ltd.*
10.1+	8x8, Inc. Employee Bonus Plan.**
31.1	Certification of Chief Executive Officer pursuant to Rules 13a-14 and 15d-14 under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer pursuant to Rules 13a-14 and 15d-14 under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH	XBRL Taxonomy Extension Schema
101.CAL	XBRL Taxonomy Extension Calculation Linkbase
101.DEF	XBRL Taxonomy Extension Definition Linkbase
101.LAB	XBRL Taxonomy Extension Label Linkbase
101.PRE	XBRL Taxonomy Extension Presentation Linkbase

*
Certain schedules and exhibits to this agreement have been omitted in accordance with Item 601(b)(2) of Regulation S-K. A copy of any omitted schedule and/or exhibit will be furnished to the Securities and Exchange Commission on request.

**	Management contract or compensatory plan or arrangement.
+	Furnished herewith.

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
Date: July 30, 2019

8X8, INC.
(Registrant)
By: /s/ Steven Gatoff
Steven Gatoff
Chief Financial Officer (Principal Financial and Duly Authorized Officer)