Form 10-Q
period 2019-09-30
8X8 INC /DE/
filed 2019-10-31
CIK 1023731

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM	10-Q
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2019
OR
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.    ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes    ☐        No    ☒ The number of shares of the Registrant's Common Stock outstanding as of October 21, 2019 was 100,225,912.

FORM 10-Q

Forward-Looking Statements and Risk Factors
Statements contained in this quarterly report on Form 10-Q, or Quarterly Report, regarding our expectations, beliefs, estimates, intentions or strategies are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Any statements contained herein that are not statements of historical fact may be deemed to be forward-looking statements. For example, words such as "may," "will," "should," "estimates," "predicts," "potential," "continue," "strategy," "believes," "anticipates," "plans," "expects," "intends," and similar expressions are intended to identify forward-looking statements. You should not place undue reliance on these forward-looking statements. Actual results and trends may differ materially from historical results and those projected in any such forward-looking statements depending on a variety of factors. These factors include, but are not limited to:

•	market acceptance of new or existing services and features we may offer from time to time;

•	customer acceptance and demand for our cloud communication and collaboration services, including voice, contact center, video, messaging, and communication APIs;

•	competitive market pressures, and any changes in the competitive dynamics of the markets in which we compete;

•	the quality and reliability of our services;

•	customer cancellations and rate of customer churn;

•	our ability to scale our business;

•	customer acquisition costs;

•	our reliance on infrastructure of third-party network services providers;

•	risk of failure in our physical infrastructure;

•	risk of defects or bugs in our software;

•	our ability to maintain the compatibility of our software with third-party applications and mobile platforms;

•
continued compliance with industry standards and regulatory requirements in the United States and foreign countries in which we make our cloud software and services solutions available, and the costs of such compliance;

•
risks relating to the acquisition and integration of businesses we have acquired (most recently, Wavecell Pte. Ltd.) or may acquire in the future, particularly if the acquired business operates in a different product market space from us or is based in a region where we do not have significant operations;

•	the amount and timing of costs associated with recruiting, training and integrating new employees;

•	timing and extent of improvements in operating results from increased spending in marketing, sales, and research and development;

•	introduction and adoption of our cloud software solutions in markets outside of the United States;

•	risk of cybersecurity breaches;

•	risks related to our senior convertible notes and the related capped call transactions;

•	general economic conditions that could adversely affect our business and operating results;

•	implementation and effects of new accounting standards and policies in our reported financial results; and

•	potential future intellectual property infringement claims and other litigation that could adversely impact our business and operating results.
Please refer to the "Risk Factors" section of our annual report on Form 10-K for the fiscal year ended March 31, 2019, and subsequent Securities and Exchange Commission ("SEC") filings for additional factors that could materially affect our financial performance. All forward-looking statements included in this Quarterly Report are based on information available to us on the date hereof, and we assume no obligation to update any such forward-looking statements. Readers are urged to carefully review and consider the various disclosures made in this Quarterly Report, which attempts to advise interested parties of the risks and factors that may affect our business, financial condition, results of operations and prospects.
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

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
8X8, Inc.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, unaudited)

	September 30, 2019	March 31, 2019
ASSETS
Current assets:
Cash and cash equivalents	$162,219	$276,583
Restricted cash, current	3,459	—
Short-term investments	29,324	69,899
Accounts receivable, net	30,743	20,181
Deferred sales commission costs	18,572	15,601
Other current assets	22,803	15,127
Total current assets	267,120	397,391
Property and equipment, net	64,776	52,835
Operating lease, right-of-use assets	78,147	—
Intangible assets, net	28,410	11,680
Goodwill	131,879	39,694
Long-term investments	20,448	—
Restricted cash, non-current	15,558	8,100
Deferred sales commission costs, non-current	42,139	33,693
Other assets	18,133	2,965
Total assets	$666,610	$546,358
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$42,134	$32,280
Accrued compensation	25,847	18,437
Accrued taxes	12,175	13,862
Operating lease liabilities, current	5,292	—
Deferred revenue	4,270	3,336
Other accrued liabilities	19,329	6,790
Total current liabilities	109,047	74,705

Operating lease liabilities, non-current	75,221	—
Convertible senior notes, net	222,432	216,035
Other liabilities, non-current	21,033	6,228
Total liabilities	427,733	296,968
Commitments and contingencies (Note 8)
Stockholders' equity:
Common stock	100	96
Additional paid-in capital	575,416	506,949
Accumulated other comprehensive loss	(11,140)	(7,353)
Accumulated deficit	(325,499)	(250,302)
Total stockholders' equity	238,877	249,390
Total liabilities and stockholders' equity	$666,610	$546,358
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

8X8, Inc.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share amounts; unaudited)

	Three Months Ended September 30,		Six Months Ended September 30,
	2019	2018	2019	2018
Service revenue	$104,529	$81,346	$196,901	$159,467
Product revenue	4,988	4,336	9,291	9,440
Total revenue	109,517	85,682	206,192	168,907
Cost of revenue and operating expenses:
Cost of service revenue	43,195	26,202	75,162	50,751
Cost of product revenue	6,502	5,397	12,226	11,678
Research and development	19,434	14,064	37,765	27,114
Sales and marketing	57,895	41,680	111,494	82,175
General and administrative	20,435	20,326	40,042	35,159
Total operating expenses	147,461	107,669	276,689	$206,877
Loss from operations	(37,944)	(21,987)	(70,497)	$(37,970)
Other (expense) income, net	(2,732)	635	(4,296)	1,354
Loss before provision for income taxes	(40,676)	(21,352)	(74,793)	(36,616)
Provision for income taxes	256	130	404	221
Net loss	$(40,932)	$(21,482)	$(75,197)	$(36,837)
Net loss per share:
Basic and diluted	$(0.42)	$(0.23)	$(0.77)	$(0.39)
Weighted-average common shares outstanding:
Basic and diluted	98,353	93,831	97,356	93,449

 The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

8X8, Inc.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(In thousands, unaudited)

	Three Months Ended September 30,		Six Months Ended September 30,
	2019	2018	2019	2018
Net loss	$(40,932)	$(21,482)	(75,197)	(36,837)
Other comprehensive loss, net of tax
Unrealized gain (loss) on investments in securities	(3)	149	118	262
Foreign currency translation adjustment	(3,253)	(379)	(3,905)	(2,051)
Comprehensive loss	$(44,188)	$(21,712)	(78,984)	(38,626)
  The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

8X8, Inc.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(In thousands, except shares, unaudited)

	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total
	Shares	Amount
Balance at March 31, 2019	96,119,888	$96	$506,949	$(7,353)	$(250,302)	$249,390
Issuance of common stock under stock plans, less withholding	451,308	1	1,493	—	—	1,494
Stock-based compensation expense	—	—	14,059	—	—	14,059
Unrealized investment gain	—	—	—	121	—	121
Foreign currency translation adjustment	—	—	—	(652)	—	(652)
Net loss	—	—	—	—	(34,265)	(34,265)
Balance at June 30, 2019	96,571,196	97	522,501	(7,884)	(284,567)	230,147
Issuance of common stock under stock plans, less withholding	1,761,483	2	(790)	—	—	(788)
Stock-based compensation expense	—	—	17,867	—	—	17,867
Issuance of common stock related to acquisitions	1,476,009	1	35,838	—	—	35,839
Unrealized investment loss	—	—	—	(3)	—	(3)
Foreign currency translation adjustment	—	—	—	(3,253)	—	(3,253)
Net loss	—	—	—	—	(40,932)	(40,932)
Balance at September 30, 2019	99,808,688	$100	$575,416	$(11,140)	$(325,499)	$238,877

	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total
	Shares	Amount
Balance at March 31, 2018	92,847,354	$93	$425,790	$(5,645)	$(201,464)	$218,774
Issuance of common stock under stock plans, less withholding	403,377	—	777	—	—	777
Stock-based compensation expense	—	—	9,304	—	—	9,304
Unrealized investment gain	—	—	—	113	—	113
Foreign currency translation adjustment	—	—	—	(1,672)	—	(1,672)
Adjustment from adoption of ASU 2016-9	—	—	—	—	39,901	39,901
Net loss	—	—	—	—	(15,355)	(15,355)
Balance at June 30, 2018	93,250,731	93	435,871	(7,204)	(176,918)	251,842
Issuance of common stock under stock plans, less withholding	1,840,387	1	(596)	—	—	(595)
Stock-based compensation expense	—	—	9,829	—	—	9,829
Unrealized investment gain	—	—	—	149	—	149
Foreign currency translation adjustment	—	—	—	(379)	—	(379)
Net loss	—	—	—	—	(21,482)	(21,482)
Balance at September 30, 2018	95,091,118	$94	$445,104	$(7,434)	$(198,400)	$239,364

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

8X8, Inc.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands, unaudited)

	Six Months Ended September 30,
	2019	2018
Cash flows from operating activities:
Net loss	$(75,197)	$(36,837)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	4,599	4,231
Amortization of intangible assets	3,827	2,857
Amortization of capitalized software	8,242	3,749
Amortization of debt discount and issuance costs	6,397	—
Amortization of deferred sales commission costs	8,718	6,664
Operating lease expense, net of accretion	6,234	—
Non-cash lease expenses	—	2,401
Stock-based compensation	30,988	19,040
Other	1,634	538
Changes in assets and liabilities:
Accounts receivable, net	(2,563)	(3,347)
Deferred sales commission costs	(20,498)	(11,339)
Other current and non-current assets	(17,418)	(1,452)
Accounts payable and accruals	(400)	8,131
Deferred revenue	922	814
Net cash used in operating activities	(44,515)	(4,550)
Cash flows from investing activities:
Purchases of property and equipment	(7,138)	(2,878)
Purchase of businesses	(58,741)	(2,625)
Capitalized software development costs	(14,339)	(11,386)
Proceeds from maturities of investments	8,545	35,455
Proceeds from sales of investments	30,639	23,604
Purchases of investments	(18,890)	(42,437)
Net cash used in investing activities	(59,924)	(267)
Cash flows from financing activities:
Finance lease payments	(227)	(525)
Tax-related withholding of common stock	(5,426)	(8,183)
Proceeds from issuance of common stock under employee stock plans	6,134	6,720
Net cash provided by (used in) financing activities	481	(1,988)
Effect of exchange rate changes on cash	511	(221)
Net decrease in cash and cash equivalents, and restricted cash	(103,447)	(7,026)
Cash, cash equivalents, and restricted cash at the beginning of the period	284,683	39,803
Cash, cash equivalents, and restricted cash at the end of the period	$181,236	$32,777
Supplemental cash flow information
Income taxes paid	$361	$250
Interest paid	647	—
Right of use assets obtained in exchange for new operating lease liabilities	62,832	—

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
The Company is a leading cloud provider of enterprise Software-as-a-Service (SaaS) communications solutions, that enable businesses of all sizes to communicate faster and smarter across voice, contact center, video meetings, messaging, and communication APIs, transforming both employee and customer experiences with communications that work simply, integrate seamlessly, and perform reliably. From one proprietary cloud technology platform, customers have access to unified communications, team collaboration, video conferencing, contact center, data and analytics, communication APIs, and other services. Since fiscal 2004, substantially all revenue has been generated from the sale of communications services and related hardware. Prior to fiscal 2003, the Company's main business was Voice over Internet Protocol semiconductors.
2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
BASIS OF PRESENTATION AND CONSOLIDATION
The Company's fiscal year ends on March 31 of each calendar year. Each reference to a fiscal year in these notes to the condensed consolidated financial statements refers to the fiscal year ended March 31 of the calendar year indicated (for example, fiscal 2020 refers to the fiscal year ending March 31, 2020).
The accompanying interim condensed consolidated financial statements are unaudited and have been prepared on substantially the same basis as our annual consolidated financial statements for the fiscal year ended March 31, 2019 with the exception of new lease accounting guidance discussed in the recently adopted accounting principles section below. Certain information and note disclosures normally included in the financial statements prepared in accordance with U.S. generally accepted accounting principles ("GAAP") have been condensed or omitted pursuant to the rules and regulations of the SEC, regarding interim financial reporting.
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
USE OF ESTIMATES
The preparation of the condensed consolidated financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities and equity and disclosure of contingent assets and liabilities at the date of the condensed consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. On an ongoing basis, the Company evaluates its estimates, including, but not limited to, those related to bad debts, returns reserve for expected cancellations, income and sales tax liabilities, stock-based compensation, litigation and other contingencies. The Company bases its estimates on historical experience and on various other assumptions. Actual results could differ from those estimates under different assumptions or conditions.
RECLASSIFICATIONS AND OTHER CHANGES

Certain prior year amounts in the statement of cash flows have been reclassified to conform with current year presentation.
SIGNIFICANT ACCOUNTING POLICIES
The significant accounting policies used in preparation of these condensed consolidated financial statements are disclosed in our Annual Report on Form 10-K for the fiscal year ended March 31, 2019 filed with the SEC on May 21, 2019, and there have been no changes to the Company's significant accounting policies during the three and six months ended September 30, 2019 except for the accounting policies described below that were updated as a result of adopting Accounting Standards Update ("ASU") 2016-02, Leases. All amounts and disclosures set forth herein are in compliance with this standard.
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
The new standard provides a number of optional practical expedients in transition. The Company has elected the package of practical expedients permitted under the new lease standard, which among other things, allows the carryforward of the historical lease classification. As a result, there was no impact to opening retained earnings. The new standard also provides a practical expedient for an entity’s ongoing accounting. The Company has elected such practical expedient to not separate lease and non-lease components for all leases. It also made an accounting policy election to not recognize right-of-use assets and lease liabilities on the balance sheet for leases with a term of 12 months or less and will recognize lease payments as an expense on a straight-line basis over the lease term.
The adoption of the new lease standard resulted in the recognition of right-of-use assets and lease liabilities of approximately $20.0 million and $21.4 million, respectively, for existing operating leases. The Company does not have significant finance lease right-of-use assets or liabilities. The adoption of the new lease standard did not have a material impact on the Company's accumulated deficit as of April 1, 2019. For additional information on leases and the impact of the new lease standard, refer to Note 7.
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
In June 2016, the FASB issued ASU 2016‑13, Financial Instruments—Credit Losses: Measurement of Credit Losses on Financial Instruments, which changes the impairment model for most financial assets. The new model uses a forward‑looking expected loss method, which will generally result in earlier recognition of allowances for losses. In November 2018, the FASB issued ASU 2018‑19, Codification Improvements to Topic 326, Financial Instruments—Credit Losses, which clarifies that receivables arising from operating leases are not within the scope of Topic 326, Financial Instruments—Credit Losses. Instead, impairment of receivables arising from operating leases should be accounted for in accordance with Topic 842, Leases. In April 2019, the FASB issued ASU 2019-04, Codification Improvements to Topic 326, Financial Instruments—Credit Losses, Topic 815, Derivatives and Hedging, and Topic 825, Financial Instruments, which clarifies treatment of certain credit losses. In May 2019, the FASB issued ASU 2019-05, Financial Instruments — Credit Losses (Topic 326): Targeted Transition Relief, which permits an entity, upon adoption of ASU 2016-13, to irrevocably elect the fair value option (on an instrument-by-instrument basis) for eligible financial assets measured at amortized cost basis. These ASUs are effective for annual and interim periods beginning after December 15, 2019, and early adoption is permitted. The Company is currently assessing the impact of this pronouncement to its condensed consolidated financial statements.

3. REVENUE RECOGNITION
Revenue Recognition
The Company recognizes service revenue, mainly from subscription services to its cloud-based voice, call center, video, collaboration and communication APIs solutions using the five-step model as prescribed by ASC 606:

•	Identification of the contract, or contracts, with a customer;

•	Identification of the performance obligations in the contract;

•	Determination of the transaction price;

•	Allocation of the transaction price to the performance obligations in the contract; and

•	Recognition of revenue when or as the Company satisfies a performance obligation.
The Company identifies performance obligations in contracts with customers, which may include subscription services and related usage, product revenue and professional services. The transaction price is determined based on the amount the Company expects to be entitled to receive in exchange for transferring the promised services or products to the customer. The transaction price in the contract is allocated to each distinct performance obligation in an amount that represents the relative amount of consideration expected to be received in exchange for satisfying each performance obligation. Revenue is recognized when performance obligations are satisfied. Revenues are recorded based on the transaction price excluding amounts collected on behalf of third parties such as sales and telecommunication taxes, which are collected on behalf of and remitted to governmental authorities. The Company usually bills its customers on a monthly basis. Contracts typically range from annual to multi-year agreements with payment terms of net 30-days or less. The Company occasionally allows a 30-day period to cancel a subscription and return products shipped for a full refund.
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
Service Revenue
Service revenue from subscriptions to the Company's cloud-based technology platform is recognized over time on a ratable basis over the contractual subscription term beginning on the date that the platform is made available to the customer. Payments received in advance of subscription services being rendered are recorded as a deferred revenue. Usage fees for our UCaaS and CCaaS offerings, either bundled or not bundled, are recognized as revenue when earned. Usage fees for our CPaaS offerings are typically invoiced monthly in arrears and recognized as revenues when earned. Professional services for configuration, system integration, optimization, customer training or education are primarily billed on a fixed-fee basis and are performed by the Company directly or, alternatively, customers may also choose to perform these services themselves or engage their own third-party service providers. Professional services revenue is recognized over time as the services are rendered.
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
Disaggregation of Revenue
The Company disaggregates its revenue by geographic region. See Note 13 for more information.
Contract Balances
The following table provides information about receivables, contract assets and deferred revenues from contracts with customers (in thousands):

September 30, 2019
Accounts receivable, net	$30,743
Contract assets	$13,490
Deferred revenue - current	$4,270
Deferred revenue - non-current	$43
Changes in the contract assets and the deferred revenue balances during the six months ended September 30, 2019 are as follows (in thousands):

	September 30, 2019	March 31, 2019	$ Change
Contract assets	$13,490	$5,717	$7,773
Deferred revenue	$4,313	$3,342	$971

The change in contract assets was primarily driven by the recognition of revenue that has not yet been billed. The increase in deferred revenues was due to billings in advance of performance obligations being satisfied. Revenues of $2.8 million were recognized during the six months ended September 30, 2019, a portion of which were included in the deferred revenues balance at the beginning of the period, which was offset by additional deferrals during the period.
Remaining Performance Obligations
The Company's subscription terms typically range from one to four years. Contract revenue as of September 30, 2019 that has not yet been recognized was approximately $220.0 million. This excludes contracts with an original expected length of one year or less. The Company expects to recognize revenue on most of the remaining performance obligation over the next 36 months.
4. FAIR VALUE MEASUREMENTS
Cash, cash equivalents, and available-for-sale investments (in thousands):

	Amortized	Gross Unrealized	Gross Unrealized	Estimated	Cash and Cash	Short-Term	Long-Term
As of September 30, 2019	Costs	Gain	Loss	Fair Value	Equivalents	Investments	Investments
Cash	$25,673	$—	$—	$25,673	$25,673	$—	$—
Level 1:
Money market funds	132,551	—	—	132,551	132,551	—	—
Treasury securities	6,578	7	(5)	6,580	—	—	6,580
Subtotal	164,802	7	(5)	164,804	158,224	—	6,580
Level 2:
Corporate bonds	37,858	123	(3)	37,978	—	24,110	13,868
Commercial paper	5,592	—	—	5,592	3,995	1,597	—
Municipal securities	2,099	19	—	2,118	—	2,118	—
Agency bonds	1,499	—	—	1,499	—	1,499	—
Subtotal	47,048	142	(3)	47,187	3,995	29,324	13,868
Total assets	$211,850	$149	$(8)	$211,991	$162,219	$29,324	$20,448

	Amortized	Gross Unrealized	Gross Unrealized	Estimated	Cash and Cash	Short-Term
As of March 31, 2019	Costs	Gain	Loss	Fair Value	Equivalents	Investments
Cash	$25,364	$—	$—	$25,364	$25,364	$—
Level 1:
Money market funds	251,219	—	—	251,219	251,219	—
Subtotal	276,583	—	—	276,583	276,583	—
Level 2:
Corporate debt	46,516	51	(29)	46,538	—	46,538
Municipal securities	5,511	17	—	5,528	—	5,528
Asset backed securities	13,596	9	(17)	13,588	—	13,588
Agency bonds	4,260	—	(15)	4,245	—	4,245
Subtotal	69,883	77	(61)	69,899	—	69,899
Total assets	$346,466	$77	$(61)	$346,482	$276,583	$69,899

Historically, the Company had maintained all investments as short-term investments on its balance sheet, as the Company could liquidate these investments at any time and did not limit its liquidation of investments by contractual maturity date. Given the recent issuance of the convertible senior notes, and the associated increased cash, cash equivalents and investment balances, the Company expects to hold certain investments for at least 12 months from the reporting date and records these investments in long-term investments in accordance with the contractual maturity dates.

As of September 30, 2019, the estimated fair value of the Company's outstanding convertible senior notes (the Notes) was $302.7 million. The fair value of the Notes was determined based on the closing price for the Notes on the last trading day of the reporting period and is considered as Level 2 in the fair value hierarchy.

5. BUSINESS COMBINATIONS
Wavecell Acquisition
On July 17, 2019, the Company entered into a Share Purchase Agreement (the “Share Purchase Agreement”) with Wavecell Pte. Ltd., a corporation incorporated under the laws of the Republic of Singapore (“Wavecell”), the equity holders of Wavecell (collectively, the “Sellers”), and Qualgro Partners Pte. Ltd., in its capacity as the representative of the equity holders of Wavecell. Pursuant to the Share Purchase Agreement, the Company acquired all of the outstanding shares and other equity interests of Wavecell (the “Transaction”). This acquisition extends 8x8’s technology advantage as a fully-owned, cloud technology platform with unified communications ("UCaaS"), contact center ("CCaaS"), video ("VCaaS") and platform communication APIs ("CPaaS") solutions able to natively offer pre-packaged communications, contact center and video solutions and open APIs to embed these and other communications into an organization’s core business processes.
The total fair value of the purchase consideration of approximately $117.1 million was comprised of approximately $72.8 million in cash and $44.3 million in shares of common stock of the Company, of which approximately $10.4 million in cash and $8.5 million in equity have been heldback to cover potential indemnity claims made by the Company after the closing date. One-third of these heldback amounts are eligible to be released in twelve months from the date of acquisition and the remainder in eighteen months from the date of the acquisition. The heldback cash of $3.5 million and $6.9 million are recorded in restricted cash, current and restricted cash, non-current, respectively and other accrued liabilities and other liabilities, non-current, respectively, in the Company's condensed consolidated balance sheet. The holdback of $8.5 million in equity is included in other liabilities, non-current in the Company's condensed consolidated balance sheet. Additionally, in connection with the acquisition, the Company issued $13.2 million in time-based restricted stock awards and $6.6 million in performance based restricted stock awards all of which vest over the next three years, and which the Company will expense over the same such period.
The major classes of assets and liabilities to which the Company has preliminarily allocated the fair value of purchase consideration were as follows (in thousands):

July 17, 2019
Cash	$4,473
Accounts receivable	9,438
Intangible assets	21,010
Other assets	787
Goodwill	94,584
Accounts payable	(13,072)
Deferred revenue	(90)
Total consideration	$117,130

The Company will continue to collect information and reevaluate the estimates and assumptions and will record any adjustments to the Company’s preliminary estimates provided that the Company is within the measurement period. The goodwill recognized was primarily attributed to increased synergies that are expected to be achieved from the integration of Wavecell and is not expected to be deductible for income tax purposes. The Company determined the fair values of intangible assets acquired and liabilities assumed with the assistance of third-party valuation consultants. Based on this valuation, the intangible assets acquired are preliminarily (in thousands):

	Fair Value	Useful life (in Years)
Trade and domain names	$990	3
Developed technology	13,830	7
Customer relationships	6,190	7
Total intangible assets	$21,010

The Company incurred costs related to this acquisition of approximately $1.6 million during the six months ended September 30, 2019. All acquisition related costs were expensed as incurred and have been recorded in general and administrative expenses in the accompanying consolidated statements of operations.
The revenue and earnings of the acquired business have been included in the Company’s results since the acquisition date and are not material to the Company’s condensed consolidated financial results. Pro forma results of operations for this acquisition have not been presented, as the financial impact to the Company’s condensed consolidated financial statements is not material.
6. INTANGIBLE ASSETS AND GOODWILL
The carrying value of intangible assets consisted of the following (in thousands):

	September 30, 2019			March 31, 2019
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Developed technology	$33,466	$(12,706)	$20,760	$25,702	$(15,409)	$10,293
Customer relationships	11,293	(4,534)	6,759	9,467	(8,080)	1,387
Trade and domain names	972	(81)	891	2,108	(2,108)	—
Total acquired identifiable intangible assets	$45,731	$(17,321)	$28,410	$37,277	$(25,597)	$11,680

During the six months ended September 30, 2019 the Company wrote off approximately $11.3 million of fully amortized intangible assets and the corresponding accumulated amortization.
At September 30, 2019, annual amortization of intangible assets, based upon our existing intangible assets and current useful lives, is estimated to be the following (in thousands):

Amount
Remaining 2020	$4,603
2021	6,673
2022	4,896
2023	3,116
2024	2,807
Thereafter	6,315
Total	$28,410

The following table provides a summary of the changes in the carrying amounts of goodwill (in thousands):

Total
Balance at March 31, 2019	$39,694
Additions due to acquisitions	94,584
Foreign currency translation	(2,399)
Balance at September 30, 2019	$131,879

7. RIGHT-OF-USE ASSETS AND LEASES
The Company primarily leases facilities for office and data center space under non-cancellable operating leases for its U.S. and international locations that expire at various dates through 2030. For leases with a term greater than 12 months, the Company recognizes a right-of-use asset and a lease liability based on the present value of lease payments over the lease term. Variable lease payments are not included in the lease payments to measure the lease liability and are expensed as incurred. The Company’s leases have remaining terms of one to eleven years and some of the leases include a Company option to extend the lease term for one to five years, or more, which if reasonably certain to exercise, the Company includes in the determination of lease payments. The lease agreements do not contain any material residual value guarantees or material restrictive covenants.
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
Leases with an initial term of 12 months or less are not recognized on the balance sheet and the expense for these short-term leases is recognized on a straight-line basis over the lease term. Common area maintenance fees (or CAMs) and other charges related to these leases continue to be expensed as incurred. The following table provides balance sheet information related to leases as of September 30, 2019 (in thousands):

September 30, 2019
Assets
Operating lease, right-of-use assets	$78,147

Liabilities
Operating lease liabilities, current	$5,292
Operating lease liabilities, non-current	75,221
Total operating lease liabilities	$80,513

During the three and six months ended September 30, 2019, operating lease expense was approximately $4.2 million and $6.2 million, respectively. Variable lease cost and short-term lease cost were immaterial during the three and six months ended September 30, 2019.
The following table presents supplemental information for the six months ended September 30, 2019 (in thousands, except for weighted average):

Weighted average remaining lease term	9.1 years
Weighted average discount rate	4.0%
Cash paid for amounts included in the measurement of lease liabilities	$4,487
Operating cash flow from operating leases	$4,487

The following table presents maturity of lease liabilities under the Company's non-cancellable operating leases as of September 30, 2019 (in thousands):

Remaining 2020	$5,298
2021	8,103
2022	13,768
2023	11,189
2024	11,224
Thereafter	68,839
Total lease payments	$118,421
Less: imputed interest	(22,486)
Less: lease incentives receivable	(15,422)
Present value of lease liabilities	$80,513

The Company has an operating lease for an office space that has not yet commenced and as such, have not yet been recognized on the Company's condensed consolidated balance sheet as of September 30, 2019. The contractual obligation for this lease is $2.2 million.
The Company's lease agreement (the "Agreement") with CAP Phase I, a Delaware limited liability company (the "Landlord") for the Coleman property is not included in the right-of-use assets and operating lease liabilities as of September 30, 2019. On April 30, 2019, the Company entered into an assignment and assumption of the Company's previously executed lease agreement with the Landlord, and Roku Inc., a Delaware corporation ("Roku"), whereby the Company assigned to Roku this lease that had been executed between the Company and the Landlord on January 23, 2018. Pursuant to the Agreement, the Company expects to be released from all of its obligations under the lease and related standby letter of credit by the end of the Company’s fiscal year ending March 31, 2022 or shortly thereafter.

On July 3, 2019, the Company entered into a lease for a new company headquarters to rent 177,815 square feet of office space as the sole tenant in a new five-story office building located in Campbell, California.
The lease is for a 132-month term, anticipated to begin on January 1, 2020. The Company has the option to extend the lease for two additional five-year terms, on substantially the same terms and conditions as the prior term, with the base rent rate adjusted to fair market value at that time. The Company recognized an operating lease right-of-use asset and operating lease liability during second quarter of fiscal 2020, when the Company was given full access to the leased property.
Base rent is approximately $0.7 million per month for the first 12 months of the lease, with the rate increasing by approximately 3% on each anniversary of the lease. The Company is responsible for paying its share of building and common area expenses. The Company is entitled to full rent abatement during the first 12 months of the lease term. The Company is also entitled to a tenant improvement allowance of approximately $15.4 million. The Company paid to the landlord a security deposit in the amount of $2.0 million, which may be drawn down in the event the Company defaults under the lease. This new lease increased our operating lease right-of-use assets by $56.8 million and our operating lease liabilities by $56.1 million.
8. COMMITMENTS AND CONTINGENCIES
Other Commitments, Indemnifications and Contingencies
From time to time the Company receives inquiries from various state and municipal taxing agencies with respect to the remittance of sales, use, telecommunications, excise, and income taxes. Several jurisdictions currently are conducting tax audits of the Company's records. The Company collects from its customers or has accrued for taxes that it believes are required to be remitted. The amounts that have been remitted have historically been within the accruals established by the Company. The Company adjusts its accrued taxes when facts relating to specific exposures warrant such adjustment.
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
As of September 30, 2019, the Company has not recorded any provisions for any such lawsuits, claims and proceedings and believes it is not probable that a loss had been incurred. Litigation is inherently unpredictable and subject to significant uncertainties. While there can be no assurances that favorable final outcomes will be obtained, the Company believes it has valid defenses with respect to legal matters pending against it. Future litigation could be costly to defend, could impose significant burdens on employees and cause the diversion of management's attention, and could upon resolution have a material adverse effect on the Company's business, results of operations, financial condition and cash flows.
9. CONVERTIBLE SENIOR NOTES AND CAPPED CALL
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
During the three and six months ended September 30, 2019, the conditions allowing holders of the Notes to convert were not met.
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
The Notes are senior unsecured obligations and will rank senior in right of payment to any of the Company’s indebtedness that is expressly subordinated in right of payment to the Notes, equal in right of payment with the Company’s existing and future liabilities that are not so subordinated, effectively junior in right of payment to any of the Company’s secured indebtedness to the extent of the value of the assets securing such indebtedness, and structurally junior to all indebtedness and other liabilities (including trade payables) of current or future subsidiaries of the Company.
The net carrying amount of the liability component of the Notes was as follows (in thousands):

	September 30, 2019	March 31, 2019
Principal	$287,500	$287,500
Unamortized debt discount	(64,532)	(70,876)
Unamortized issuance costs	(536)	(589)
Net carrying amount	$222,432	$216,035
Interest expense related to the Notes was as follows (in thousands):

	Three Months Ended September 30, 2019	Six Months Ended September 30, 2019
Contractual interest expense	$360	$719
Amortization of debt discount	3,198	$6,344
Amortization of issuance costs	27	$53
Total interest expense	$3,585	$7,116

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
10. STOCK-BASED COMPENSATION
The following tables summarize information pertaining to the stock-based compensation expense from stock options and stock awards (in thousands, except weighted-average grant-date fair value and recognition period):

	Three Months Ended September 30,		Six Months Ended September 30,
	2019	2018	2019	2018
Cost of service revenue	$1,939	$1,379	$3,670	$2,405
Research and development	4,217	2,823	8,081	5,017
Sales and marketing	5,340	2,206	9,261	4,604
General and administrative	5,895	3,721	9,976	7,014
Total	$17,391	$10,129	$30,988	$19,040

	Six Months Ended September 30,
	2019	2018
Stock options outstanding at the beginning of the period:	3,114	3,998
Options granted	—	195
Options exercised	(287)	(574)
Options canceled and forfeited	(39)	(97)
Options outstanding at the end of the period:	2,788	3,522
Weighted-average fair value of grants during the period	$—	$8.47
Total intrinsic value of options exercised during the period	$3,726	$8,525
Weighted-average remaining recognition period at period-end (in years)	2.32	2.52

Stock awards outstanding at the beginning of the period:	7,820	5,939
Stock awards granted	5,123	2,112
Stock awards vested	(1,945)	(1,720)
Stock awards canceled and forfeited	(663)	(433)
Stock awards outstanding at the end of the period:	10,335	5,898
Weighted-average fair value of grants during the period	$22.35	$22.01
Weighted-average remaining recognition period at period-end (in years)	2.28	2.44
Total unrecognized compensation expense at period-end	$129,136	$79,121

Stock Repurchases
In May 2017, the Company's board of directors authorized the Company to purchase up to $25.0 million of its common stock from time to time (the "2017 Repurchase Plan"). The 2017 Repurchase Plan expires when the maximum purchase amount is reached, or upon the earlier revocation or termination by the board of directors. The remaining amount available under the 2017 Repurchase Plan at September 30, 2019 was approximately $7.1 million. There were no stock repurchases under the 2017 Repurchase Plan during the three and six months ended September 30, 2019.
11. INCOME TAXES
The Company's effective tax rate was -0.6% for the three months ended September 30, 2019 and 2018, and -0.5% and -0.6% for the six months ended September 30, 2019 and 2018, respectively. The difference in the effective tax rate and the U.S. federal statutory rate was primarily due to the full valuation allowance the Company continues to maintain against its deferred tax assets. The effective tax rate is calculated by dividing the income tax provision by net loss before income tax expense.
12. NET LOSS PER SHARE

The following table summarizes the computation of basic and diluted net loss per share (in thousands, except share and per share data):

	Three Months Ended September 30,		Six Months Ended September 30,
	2019	2018	2019	2018
Numerator:
Net loss available to common stockholders	$(40,932)	$(21,482)	$(75,197)	$(36,837)
Denominator:
Common shares - basic and diluted	98,353	93,831	97,356	93,449
Net loss per share
Basic and diluted	$(0.42)	$(0.23)	$(0.77)	$(0.39)

The following shares attributable to outstanding stock options and stock awards were excluded from the calculation of diluted earnings per share because their inclusion would have been anti-dilutive (in thousands):

	Three Months Ended September 30,		Six Months Ended September 30,
	2019	2018	2019	2018
Stock options	2,788	3,496	2,788	3,496
Stock awards	10,334	5,854	10,334	5,854
Contingently issuable shares (hold-back shares)	350	—	350	—
Potential shares to be issued from ESPP	387	360	387	360
Total anti-dilutive shares	13,859	9,710	13,859	9,710

13. GEOGRAPHICAL INFORMATION
The following tables set forth the geographic information for each period (in thousands):

	Three Months Ended September 30,		Six Months Ended September 30,
	2019	2018	2019	2018
Revenue by geographic area:
United States	85,428	74,361	168,676	146,083
International	24,089	11,321	37,516	22,824
	$109,517	$85,682	$206,192	$168,907

	September 30, 2019	March 31, 2019
Property and equipment by geographic area:
Americas (principally US)	$58,574	$45,639
Europe (principally UK)	6,202	7,196
	$64,776	$52,835

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
BUSINESS OVERVIEW
We are a leading Software-as-a-Service provider of voice, video, chat, contact center, and enterprise-class API solutions powered by one global cloud communications platform. From our proprietary cloud technology platform, customers have access to unified communications, team collaboration, video conferencing, contact center, data and analytics, communication APIs, and other services.

As of September 30, 2019, our customers range from small businesses to large enterprises and their users are spread across more than 150 countries. In recent years, we have increased our focus on the mid-market and enterprise customer sectors.
We generate service revenue from software service subscriptions, platform usage revenue, and professional services revenue. We generate product revenues from the sale of office phones and other hardware equipment. We define a “customer” as one or more legal entities to which we provide services pursuant to a single contractual arrangement. In some cases, we may have multiple billing relationships with a single customer (for example, where we establish separate billing accounts for a parent company and each of its subsidiaries).
Our flagship service is our 8x8 X Series, a next generation suite of unified communications as a service ("UCaaS") and contact center as a service ("CCaaS") solutions, which consist of service plans designated X1, X2, etc., through X8. With 8x8 X Series, we provide both UCaaS and CCaaS functionalities from a single platform, with a single interface, in the high-end set of our service plans (X5 through X8). We also offer more basic, cost-efficient UCaaS in X1 through X4 and a stand-alone CCaaS offering called 8x8 Contact Center. During the second quarter of fiscal 2020, we launched a new automated, self-service, e-commerce offering called 8x8 Express. We also sell platform communication APIs ("CPaaS") as part of our existing and new cloud communication solutions. In July 2019, we acquired Wavecell Pte. Ltd., a company selling CPaaS in Asia. Prior to the launch of 8x8 X Series in 2018, our customers subscribed to Virtual Office and Virtual Contact Center solutions. We have now begun migrating these customers from these legacy solutions to our 8x8 X Series, and we intend to accelerate the pace of migrations during the remainder of fiscal 2020 and into fiscal 2021. These migrations may require us to incur professional services costs that we may not be able to recover from our customers.
SUMMARY AND OUTLOOK
Our second quarter results illustrate the fundamental strength in our cloud communications service revenue, which for the quarter was $104.5 million, including revenue from our CPaaS offerings, and reflects growth of 28.5% year-over-year. We continued to show an increase in our average monthly service revenue per customer ("ARPC"), as we are selling more to mid-market and enterprise customers.
Since the beginning of fiscal 2018, we have de-emphasized profitability as a short-term corporate goal and have focused instead on making investments necessary to accelerate revenue growth. This decision was based, in part, on our belief that the communications market is at an inflection point in the shift of businesses from legacy on-premise solutions to cloud services. We believe that this industry trend will continue in fiscal 2020 and beyond. Accordingly, we believe that it is in the Company's interest to continue to invest in our business -- in particular, to further build our technology platform, add new service offerings, grow our international presence and operations, and expand our sales and marketing activities, particularly in the channel--in order to allow us to scale efficiently and capture market share during this phase of industry disruption.
We plan to continue making significant investments in activities to acquire more customers. We plan to continue investing in our direct marketing efforts, sales force, e-commerce, and outbound marketing efforts. We also intend to continue investing in our indirect channel to acquire more third-party selling agents to help sell our solutions, including investments in value added resellers ("VARs") and master agents. Should these upfront investments not result in additional revenue from new or existing customers, our operating results may be adversely impacted.
COMPONENTS OF RESULTS OF OPERATIONS
Service Revenue
Service revenue consists of software service subscriptions, platform usage revenue, and professional services revenue from our UCaaS, CCaaS and CPaaS offerings.
We plan to continue to drive our business to increase service revenue through a combination of increased sales and marketing efforts, geographic expansion of our customer base outside the United States, and through strategic acquisitions of technologies and businesses.
Product Revenue
Product revenue consists primarily of revenues from hardware sales of IP telephones in conjunction with our cloud telephony service. Product revenue is dependent on the number of customers who choose to purchase an IP telephone in conjunction with our service instead of using the solution on their cell phone, computer or other compatible devices.
Cost of Service Revenue

Cost of service revenue consists primarily of costs associated with network operations and related personnel, technology licenses, amortization of internally developed software, and other costs such as customer service, which includes deployment and technical support costs. Cost of service revenue also includes other communication origination and termination services provided by third-party carriers and outsourced customer service call center operations. We expect that cost of service revenue will increase in absolute dollars in future periods and vary from period-to-period as a percentage of revenue.
Cost of Product Revenue
Cost of product revenue consists primarily of IP telephones, estimated warranty obligations and direct and indirect costs associated with product purchasing, scheduling, shipping and handling.
Research and Development
Research and development expenses consist primarily of personnel and related costs, consulting, third-party development work and equipment costs necessary for us to conduct our development and engineering efforts.
We plan to continue to hire employees to support our research and development efforts to expand the capabilities and scope of our platform and enhance the user experience. We expect that research and development expenses will increase in absolute dollars in future periods and vary from period-to-period as a percentage of revenue.
Sales and Marketing
Sales and marketing expenses consist primarily of personnel and related costs, sales commissions, trade shows, advertising and other marketing, demand generation, channel, and promotional expenses. We plan to continue to invest in sales and marketing to attract and retain customers on our platform and increase our brand awareness. We expect that sales and marketing expenses will increase in absolute dollars in future periods and vary from period-to-period as a percentage of revenue.
General and Administrative
General and administrative expenses consist primarily of personnel and related costs for finance, human resources, legal and general management, as well as professional fees. We expect that our general and administrative expenses will increase in absolute dollars in future periods as we grow our business and vary from period-to-period as a percentage of revenue.
General and administrative expenses also include costs for facilities and IT. Our facilities costs primarily include lease and related expenses and IT costs include costs for IT infrastructure and compensation of IT personnel. Facilities and IT costs are allocated to other cost centers based on headcount.
Other (Expense) Income, net
Other (expense) income, net, consists primarily of interest expense related to the convertible notes, offset by income earned on our cash, cash equivalents and investments.
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

RESULTS OF OPERATIONS
The following discussion should be read in conjunction with our condensed consolidated financial statements and the notes thereto.

	September 30,		Dollar	Percent
Service revenue	2019	2018	Change	Change
	(dollar amounts in thousands)
Three months ended	$104,529	$81,346	$23,183	28.5%
Percentage of total revenue	95.4%	94.9%
Six months ended	$196,901	$159,467	$37,434	23.5%
Percentage of total revenue	95.5%	94.4%
Service revenue increased for the three and six months ended September 30, 2019 compared with the same periods of the previous fiscal year primarily due to an increase in our business customer subscriber base (net of customer churn), an increase in the average service revenue from each customer on a monthly basis and, to a lesser extent, revenue associated with our newly acquired CPaaS product as compared to the same prior year period.

	September 30,		Dollar	Percent
Product revenue	2019	2018	Change	Change
	(dollar amounts in thousands)
Three months ended	$4,988	$4,336	$652	15.0%
Percentage of total revenue	4.6%	5.1%
Six months ended	$9,291	$9,440	$(149)	(1.6)%
Percentage of total revenue	4.5%	5.6%
Product revenue increased during the three months ended September 30, 2019 compared with the same period in the prior fiscal year primarily due to increased equipment unit sales to customers combined with product discounts and promotions during the three months ended September 30, 2019.
Product revenue remained relatively flat during the six months ended September 30, 2019 compared with the same period in the prior fiscal year.
No customer represented greater than 10% of the Company's total revenue for the three and six months ended September 30, 2019 or 2018.

	September 30,		Dollar	Percent
Cost of service revenue	2019	2018	Change	Change
	(dollar amounts in thousands)
Three months ended	$43,195	$26,202	$16,993	64.9%
Percentage of service revenue	41.3%	32.2%
Six months ended	$75,162	$50,751	$24,411	48.1%
Percentage of service revenue	38.2%	31.8%
Cost of service revenue for the three months ended September 30, 2019 increased over the same prior year period and faster than revenue growth due to increases related to our newly acquired CPaaS products combined with increased overhead allocation expense, as well as a $2.5 million increase in personnel and related costs, a $2.4 million increase in amortization of intangibles and capitalized software expenses, a $1.1 million increase in consulting and outside services and a $0.6 million increase in stock-based compensation costs, as well as other smaller increases.
Cost of service revenue for the six months ended September 30, 2019 increased over the same prior year period and faster than revenue growth due to increases related to our newly acquired CPaaS products combined with increased overhead allocation expense, a $4.8 million increase in personnel and related costs, a $4.1 million increase in amortization of intangibles and capitalized software expenses, and a $1.9 million increase in consulting and outside services and a $1.0 million increase in stock-based compensation costs, as well as other smaller increases.

	September 30,		Dollar	Percent
Cost of product revenue	2019	2018	Change	Change
	(dollar amounts in thousands)
Three months ended	$6,502	$5,397	$1,105	20.5%
Percentage of product revenue	130.4%	124.5%
Six months ended	$12,226	$11,678	$548	4.7%
Percentage of product revenue	131.6%	123.7%
Cost of product revenue for the three and six months ended September 30, 2019 increased over the same prior year periods primarily due to the increase in the number of telephones shipped to customers. The increase in negative margin was due to the product discounts and promotions during the three and six months ended September 30, 2019.

	September 30,		Dollar	Percent
Research and development	2019	2018	Change	Change
	(dollar amounts in thousands)
Three months ended	$19,434	$14,064	$5,370	38.2%
Percentage of total revenue	17.7%	16.4%
Six months ended	$37,765	$27,114	$10,651	39.3%
Percentage of total revenue	18.3%	16.1%
Research and development expenses for the three months ended September 30, 2019 increased over the same prior year period primarily due to a $2.4 million increase in personnel and related costs, a $1.4 million increase in stock-based compensation expense, and a $0.7 million increase in amortization of capitalized software expenses, as well as other smaller cost increases.
Research and development expenses for the six months ended September 30, 2019 increased over the same prior year period primarily due to a $6.4 million increase in personnel and related costs, a $3.1 million increase in stock-based compensation expense, and a $1.2 million increase in amortization of capitalized software expenses, as well as other smaller cost increases. These increases were partially offset by capitalization of internally developed software costs.

	September 30,		Dollar	Percent
Sales and marketing	2019	2018	Change	Change
	(dollar amounts in thousands)
Three months ended	$57,895	$41,680	$16,215	38.9%
Percentage of total revenue	52.9%	48.6%
Six months ended	$111,494	$82,175	$29,319	35.7%
Percentage of total revenue	54.1%	48.7%
Sales and marketing expenses for the three months ended September 30, 2019 increased over the same prior year period primarily due to a $10.0 million increase in personnel and related costs, a $2.9 million increase in advertising and marketing expenses, a $3.1 million increase in third-party commission expenses, and a $3.1 million increase in stock-based compensation costs, as well as other smaller cost increases. These cost increases were partially offset by $4.3 million commission costs that were capitalized.
Sales and marketing expenses for the six months ended September 30, 2019 increased over the same prior year period primarily due to a $11.7 million increase in personnel and related costs, a $9.9 million increase in advertising and marketing expenses, a $5.9 million increase in third-party commission expenses, and a $4.7 million increase in stock-based compensation costs, as well as other smaller cost increases. These cost increases were partially offset by $7.2 million commission costs that were capitalized.

	September 30,		Dollar	Percent
General and administrative	2019	2018	Change	Change
	(dollar amounts in thousands)
Three months ended	$20,435	$20,326	$109	0.5%
Percentage of total revenue	18.7%	23.7%
Six months ended	$40,042	$35,159	$4,883	13.9%
Percentage of total revenue	19.4%	20.8%

General and administrative expenses for the three months ended September 30, 2019 increased slightly as compared to the same prior year period due to a $3.0 million increase in personnel and related costs, and a $2.2 million increase in stock-based compensation costs. These increases were partially offset by a decrease in sales and use tax expenses of $4.5 million that the company recognized in the three months ended September 30, 2018.
General and administrative expenses for the six months ended September 30, 2019 increased over the same prior year period primarily due to a $6.0 million increase related to personnel and related costs, a $3.0 million increase in stock-based compensation costs, a $1.6 million increase in costs associated with our recent acquisition, a $0.8 million increase in recruiting related expenses, and a $0.7 million increase in lease expenses, as well as other smaller cost increases. These increases were partially offset by a decrease in sales and use tax expenses of $4.5 million that the company recognized in the six months ended September 30, 2018.

	September 30,		Dollar	Percent
Other (expense) income, net	2019	2018	Change	Change
	(dollar amounts in thousands)
Three months ended	$(2,732)	$635	$(3,367)	(530.2)%
Percentage of total revenue	(2.5)%	0.7%
Six months ended	$(4,296)	$1,354	$(5,650)	(417.3)%
Percentage of total revenue	(2.1)%	0.8%
Other (expense) income, net changed for the three and six months ended September 30, 2019 over the same prior year periods primarily due to an increase of $3.5 million and $7.1 million, respectively, related to contractual interest expense, amortization of debt discount, and amortization of issuance costs associated with our convertible notes issued in the fourth quarter of fiscal year 2019. These increases were partially offset by an increase in interest income. Refer to Part 1, Note 9 of Notes to Unaudited Condensed Consolidated Financial Statements. We had no such similar costs in the same prior year period.

	September 30,		Dollar
Provision for income taxes	2019	2018	Change
	(dollar amounts in thousands)
Three months ended	$256	$130	$126
Percentage of loss before provision for income taxes	-0.6%	-0.6%
Six months ended	$404	$221	183
Percentage of loss before provision for income taxes	(0.5)%	(0.6)%
For the three months ended September 30, 2019 and 2018, we recorded income tax expense of $0.3 million and $0.1 million, respectively. For the six months ended September 30, 2019 and 2018, we recorded income tax expense of $0.4 million and $0.2 million, respectively. These taxes were related to state minimum taxes and income taxes from our foreign operations.
Our effective tax rate was -0.6% for each of the three months ended September 30, 2019 and 2018, and -0.5% and -0.6% for the six months ended September 30, 2019 and 2018, respectively.
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
Liquidity and Capital Resources
As of September 30, 2019, we had $212.0 million of cash, cash equivalents and investments. In addition, we had $19.0 million as restricted cash, $8.6 million in support of letter of credits securing leases for office facilities in California and New York, and $10.4 million held in escrow for our recent acquisition of Wavecell, pursuant to the terms of the acquisition agreement. By comparison, at March 31, 2019, we had $346.5 million of cash, cash equivalents and investments as well as a $8.1 million in deposit as restricted cash. We believe that our existing cash, cash equivalents, and investment balances, and our anticipated cash flows from operations will be sufficient to meet our working capital and expenditure requirements for the next 12 months.

Historically, the Company maintained all investments as short-term investments on its balance sheet, as the Company could liquidate these investments at any time and did not limit its liquidation of investments by contractual maturity date. Given the recent issuance of the convertible senior notes, and the associated increased cash, cash equivalents and investment balances, the Company expects to hold certain investments for at least 12 months from the reporting date and records these investments in long-term investments in alignment with the contractual maturity dates.
Period-over-Period Changes
Net cash used in operating activities for the six months ended September 30, 2019 was $44.5 million, compared with $4.6 million used in operating activities for the six months ended September 30, 2018. Cash used in operating activities has historically been affected by:
•the amount of net income or loss;

•	the amount of non-cash expense items such as depreciation and amortization;
•the expense associated with stock options and stock-based awards; and

•	changes in working capital accounts, particularly in the timing of collections from receivable and payments of obligations.
Net cash used in investing activities was $59.9 million in the six months ended September 30, 2019, compared with $0.3 million used in investing activities in six months ended September 30, 2018. The cash used in investing activities during the six months ended September 30, 2019 was primarily related to $57.8 million used in the acquisition of Wavecell, a $0.9 million payment released from escrow held for MarianalQ acquisition in the first quarter of fiscal 2019, combined with purchases of $7.1 million of property and equipment investments and capitalized internal software development costs of $14.3 million. These amounts were partially offset by $20.3 million of proceeds from sales and maturities of investments, net of purchases of investments.
Net cash provided by financing activities was $0.5 million in the six months ended September 30, 2019, compared with $2.0 million used by financing activities in the six months ended September 30, 2018. Our financing activities for the six months ended September 30, 2019 provided cash of $6.1 million from the issuance of common stock under employee incentive plans. These inflows were partially offset by $5.4 million of deemed repurchases of our common stock related to shares withheld for payroll taxes combined with $0.2 million in payments for finance lease obligations.
Contractual Obligations

	Payments due by Period
Contractual Obligations	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Senior convertible notes	$287,500	$—	$—	$287,500	$—
Interest on senior convertible notes	6,469	1,438	2,875	2,156	—
Operating leases	120,703	8,717	24,867	23,239	63,880
Total Contractual Obligations	$414,672	$10,155	$27,742	$312,895	$63,880
CRITICAL ACCOUNTING POLICIES & ESTIMATES
The discussion and analysis of our financial condition and results of operations are based upon our condensed consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenue and expenses, and related disclosures of assets and liabilities. On an on-going basis, we evaluate our critical accounting policies and estimates. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.
There have been no significant changes during the three months ended September 30, 2019 to our critical accounting policies and estimates previously disclosed in our Form 10-K for the fiscal year ended March 31, 2019, except for our adoption of ASU 2016-02 as discussed in Notes 2 and 7 of the Notes to the Unaudited Condensed Consolidated Financial Statements.

RECENTLY ADOPTED ACCOUNTING PRONOUNCEMENTS
See Item 1 of Part I, "Notes to Unaudited Condensed Consolidated Financial Statements - Note 2 - Significant Accounting Pronouncements."
RECENT ACCOUNTING PRONOUNCEMENTS
See Item 1 of Part I, "Notes to Unaudited Condensed Consolidated Financial Statements - Note 2 - Significant Accounting Pronouncements."
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
As of September 30, 2019, we had $222.4 million outstanding on our 0.50% convertible senior notes due 2024. The values of the Notes are exposed to interest rate risk. Generally, the fair market value of our fixed interest rate Notes will increase as interest rates fall and decrease as interest rates rise. In addition, the fair market value of the Notes is affected by our stock price. The fair market value of the Notes will generally increase as our common stock price increases and will generally decrease as our common stock price declines in value. However, we carry the Notes at face value less unamortized discount on our balance sheet, and we present the fair value for required disclosure purposes only.
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
Gains or losses from the translation of certain cash balances, accounts receivable balances and intercompany balances that are denominated in these currencies impact our other comprehensive income. A hypothetical decrease in all foreign currencies against the US dollar of 10%, would not result in a material foreign currency loss on foreign-denominated balances, at September 30, 2019. As our foreign operations expand, our results may be more impacted by fluctuations in the exchange rates of the currencies in which we do business.
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
As of the end of the period covered by this Quarterly Report on Form 10-Q, under the supervision of our Chief Executive Officer and our Chief Financial Officer, we evaluated the effectiveness of our Disclosure Controls. Based on this evaluation, our Chief Executive Officer and our Chief Financial Officer have concluded that our Disclosure Controls were effective as of September 30, 2019.
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
Changes in Internal Control over Financial Reporting
During the second quarter of fiscal year 2020, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
PART II -- OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
The information set forth in Note 8, “Legal Proceedings” of Notes to Unaudited Condensed Consolidated Financial Statements under ITEM 1. FINANCIAL STATEMENTS of PART I is incorporated by reference in response to this item.
ITEM 1A. RISK FACTORS
There have been no material changes from the risk factors previously disclosed in our annual report on Form 10-K for the fiscal year ended March 31, 2019 and our quarterly report on Form 10-Q for the quarterly period ended June 30, 2019.
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
On July 17, 2019, we issued 2,628,761 shares of our common stock in connection with the purchase of all of the issued and outstanding capital stock held by shareholders of Wavecell Pte. Ltd., a corporation incorporated under the laws of the Republic of Singapore. This transaction was exempt from registration under the Securities Act pursuant to Section 4(a)(2) of the Securities Act and Regulation S.
Purchases of Equity Securities.

Period	(a) Total Number of shares repurchased (1)	(b) Average Price Paid Per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares that May Yet be Purchased Under the Plans or Programs
July 1, 2019 through July 31, 2019	12,976	$25.38	—	$7,065,978
August 1, 2019 through August 31, 2019	25,487	$25.01	—	$7,065,978
September 1, 2019 through September 30, 2019	—	$—	—	$7,065,978
(1) The 38,463 shares purchased represent shares surrendered to the Company to pay the exercise price in connection with the exercise of employee stock options pursuant to the Company's Amended & Restated 2012 Equity Incentive Plan.
ITEM 3. DEFAULTS UPON SENIOR SECURITIES
None.
ITEM 4. MINE SAFETY DISCLOSURES
None.
ITEM 5. OTHER INFORMATION
None.

ITEM 6. EXHIBITS

Exhibit Number	Description
2.1
Share Purchase Agreement, dated as of July 17, 2019, by and among, 8x8, Inc., Wavecell Pte. Ltd., the Sellers named herein, and Qualgro Partners Pte. Ltd (incorporated by reference to Exhibit 2.1 to Form 10-Q filed on July 31, 2019).

10.1*	Amended and Restated 2012 Equity Incentive Plan, as amended and restated effective August 1, 2019 (incorporated by reference to Form S-8 filed on August 26, 2019).
31.1	Certification of Chief Executive Officer pursuant to Rules 13a-14 and 15d-14 under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer pursuant to Rules 13a-14 and 15d-14 under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101
The following materials from the 8x8, Inc. Quarterly Report on Form 10-Q for the quarter ended September 30, 2019, formatted in iXBRL (Inline eXtensible Business Reporting Language):
(i) Condensed Consolidated Balance Sheets as of September 30, 2019 and March 31, 2019; (ii) Condensed Consolidated Statements of Operations for the three and six months ended September 30, 2019 and 2018; (iii) Condensed Consolidated Statements of Comprehensive Loss for the three and six months ended September 30, 2019 and 2018; (iv) Condensed Consolidated Statements of Stockholders' Equity for the three and six months ended September 30, 2019 and 2018; (v) Condensed Consolidated Statements of Cash Flows for the six months ended September 30, 2019 and 2018; and (vi) notes to unaudited condensed consolidated financial statements.

104	Cover Page Interactive Data File, formatted in iXBRL and contained in Exhibit 101.

*	Management contract or compensatory plan or arrangement.
+	Furnished herewith.

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
Date: October 30, 2019

8X8, INC.
(Registrant)
By: /s/ Steven Gatoff
Steven Gatoff
Chief Financial Officer (Principal Financial and Duly Authorized Officer)