Form 10-Q
period 2019-12-31
8X8 INC /DE/
filed 2020-02-05
CIK 1023731

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM	10-Q
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended December 31, 2019
OR
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ________to _________
Commission file number 001-38312
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.    ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes    ☐        No    ☒ The number of shares of the Registrant's Common Stock outstanding as of January 30, 2020 was 102,458,236.
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

•
continued compliance with industry standards and regulatory, including privacy, requirements in the United States and foreign countries in which we make our cloud software and services solutions available, and the costs of such compliance;

•
risks relating to the acquisition and integration of businesses we have acquired (for example, Wavecell Pte. Ltd.) or may acquire in the future, particularly if the acquired business operates in a different product market space from us or is based in a region where we do not have significant operations;

•	the amount and timing of costs associated with recruiting, training and integrating new employees;

•	timing and extent of improvements in operating results from increased spending in marketing, sales, and research and development;

•
upfront investments, including the cost to support new strategic initiatives such as our cloud migration program with Poly and Scansource, to acquire more customers may not result in additional revenue from new or existing customers;

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

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
8X8, Inc.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, unaudited)

	December 31, 2019	March 31, 2019
ASSETS
Current assets:
Cash and cash equivalents	$184,794	$276,583
Restricted cash, current	3,459	—
Short-term investments	30,283	69,899
Accounts receivable, net	37,384	20,181
Deferred sales commission costs	20,749	15,601
Other current assets	25,712	15,127
Total current assets	302,381	397,391
Property and equipment, net	89,776	52,835
Operating lease, right-of-use assets	77,062	—
Intangible assets, net	26,455	11,680
Goodwill	131,000	39,694
Long-term investments	20,126	—
Restricted cash, non-current	15,558	8,100
Deferred sales commission costs, non-current	48,656	33,693
Other assets	21,485	2,965
Total assets	$732,499	$546,358
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$50,334	$32,280
Accrued compensation	24,392	18,437
Accrued taxes	11,670	13,862
Operating lease liabilities, current	4,320	—
Deferred revenue	7,216	3,336
Other accrued liabilities	23,704	6,790
Total current liabilities	121,636	74,705

Operating lease liabilities, non-current	86,187	—
Convertible senior notes, net	287,464	216,035
Other liabilities, non-current	17,721	6,228
Total liabilities	513,008	296,968
Commitments and contingencies (Note 8)
Stockholders' equity:
Common stock	101	96
Additional paid-in capital	598,525	506,949
Accumulated other comprehensive loss	(6,565)	(7,353)
Accumulated deficit	(372,570)	(250,302)
Total stockholders' equity	219,491	249,390
Total liabilities and stockholders' equity	$732,499	$546,358
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

8X8, Inc.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share amounts; unaudited)

	Three Months Ended December 31,		Nine Months Ended December 31,
	2019	2018	2019	2018
Service revenue	$113,566	$85,911	$310,467	$245,378
Product revenue	5,001	4,001	14,292	13,441
Total revenue	118,567	89,912	324,759	258,819
Cost of revenue and operating expenses:
Cost of service revenue	49,326	27,632	124,488	78,383
Cost of product revenue	6,893	5,318	19,119	16,996
Research and development	19,870	16,886	57,635	43,999
Sales and marketing	63,099	46,276	174,593	128,451
General and administrative	22,547	18,038	62,589	53,198
Total operating expenses	161,735	114,150	438,424	321,027
Loss from operations	(43,168)	(24,238)	(113,665)	(62,208)
Other (expense) income, net	(3,623)	579	(7,919)	1,933
Loss before provision for income taxes	(46,791)	(23,659)	(121,584)	(60,275)
Provision for income taxes	280	112	684	333
Net loss	$(47,071)	$(23,771)	$(122,268)	$(60,608)
Net loss per share:
Basic and diluted	$(0.47)	$(0.25)	$(1.23)	$(0.64)
Weighted-average common shares outstanding:
Basic and diluted	99,922	95,370	99,082	94,093

 The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

8X8, Inc.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(In thousands, unaudited)

	Three Months Ended December 31,		Nine Months Ended December 31,
	2019	2018	2019	2018
Net loss	$(47,071)	$(23,771)	$(122,268)	$(60,608)
Other comprehensive income (loss), net of tax
Unrealized gain (loss) on investments in securities	(12)	(101)	106	160
Foreign currency translation adjustment	4,587	(549)	682	(2,600)
Comprehensive loss	$(42,496)	$(24,421)	$(121,480)	$(63,048)
  The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

8X8, Inc.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(In thousands, except shares, unaudited)

	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total
	Shares	Amount
Balance at March 31, 2019	96,119,888	$96	$506,949	$(7,353)	$(250,302)	$249,390
Issuance of common stock under stock plans, less withholding	451,308	1	1,493	—	—	1,494
Stock-based compensation expense	—	—	14,059	—	—	14,059
Unrealized investment gain	—	—	—	121	—	121
Foreign currency translation adjustment	—	—	—	(652)	—	(652)
Net loss	—	—	—	—	(34,265)	(34,265)
Balance at June 30, 2019	96,571,196	97	522,501	(7,884)	(284,567)	230,147
Issuance of common stock under stock plans, less withholding	1,761,483	2	(790)	—	—	(788)
Stock-based compensation expense	—	—	17,867	—	—	17,867
Issuance of common stock related to acquisitions	1,476,009	1	35,838	—	—	35,839
Unrealized investment loss	—	—	—	(3)	—	(3)
Foreign currency translation adjustment	—	—	—	(3,253)	—	(3,253)
Net loss	—	—	—	—	(40,932)	(40,932)
Balance at September 30, 2019	99,808,688	100	575,416	(11,140)	(325,499)	238,877
Issuance of common stock under stock plans, less withholding	976,272	1	139	—	—	140
Stock-based compensation expense	—	—	19,881	—	—	19,881
Equity component of convertible senior notes, net of issuance costs	—	—	3,089	—	—	3,089
Unrealized investment loss	—	—	—	(12)	—	(12)
Foreign currency translation adjustment	—	—	—	4,587	—	4,587
Net loss	—	—	—	—	(47,071)	(47,071)
Balance at December 31, 2019	100,784,960	$101	$598,525	$(6,565)	$(372,570)	$219,491

	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total
	Shares	Amount
Balance at March 31, 2018	92,847,354	$93	$425,790	$(5,645)	$(201,464)	$218,774
Issuance of common stock under stock plans, less withholding	403,377	—	777	—	—	777
Stock-based compensation expense	—	—	9,304	—	—	9,304
Unrealized investment gain	—	—	—	113	—	113
Foreign currency translation adjustment	—	—	—	(1,672)	—	(1,672)
Adjustment from adoption of ASU 2016-9	—	—	—	—	39,901	39,901
Net loss	—	—	—	—	(15,355)	(15,355)
Balance at June 30, 2018	93,250,731	93	435,871	(7,204)	(176,918)	251,842
Issuance of common stock under stock plans, less withholding	1,840,387	1	(596)	—	—	(595)
Stock-based compensation expense	—	—	9,829	—	—	9,829
Unrealized investment gain	—	—	—	149	—	149
Foreign currency translation adjustment	—	—	—	(379)	—	(379)
Net loss	—	—	—	—	(21,482)	(21,482)
Balance at September 30, 2018	95,091,118	94	445,104	(7,434)	(198,400)	239,364
Issuance of common stock under stock plans, less withholding	418,105	1	(281)	—	—	(280)
Stock-based compensation expense	—	—	13,066	—	—	13,066
Unrealized investment loss	—	—	—	(101)	—	(101)
Foreign currency translation adjustment	—	—	—	(549)	—	(549)
Net loss	—	—	—	—	(23,771)	(23,771)
Balance at December 31, 2018	95,509,223	$95	$457,889	$(8,084)	$(222,171)	$227,729
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

8X8, Inc.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands, unaudited)

	Nine Months Ended December 31,
	2019	2018
Cash flows from operating activities:
Net loss	$(122,268)	$(60,608)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	6,801	6,464
Amortization of intangible assets	6,149	4,551
Amortization of capitalized software	13,263	6,452
Amortization of debt discount and issuance costs	9,987	—
Amortization of deferred sales commission costs	13,805	—
Operating lease expense, net of accretion	10,676	—
Non-cash lease expenses	—	3,601
Stock-based compensation	50,305	31,574
Other	2,671	873
Changes in assets and liabilities:
Accounts receivable, net	(8,776)	(3,965)
Deferred sales commission costs	(33,651)	(7,234)
Other current and non-current assets	(24,780)	(2,565)
Accounts payable and accruals	7,876	13,198
Deferred revenue	5,106	986
Net cash used in operating activities	(62,836)	(6,673)
Cash flows from investing activities:
Purchases of property and equipment	(22,853)	(5,778)
Purchase of businesses	(58,853)	(5,625)
Capitalized software development costs	(22,784)	(18,210)
Proceeds from maturities of investments	16,195	44,850
Proceeds from sales of investments	33,117	41,780
Purchases of investments	(29,658)	(52,353)
Net cash (used in) provided by investing activities	(84,836)	4,664
Cash flows from financing activities:
Finance lease payments	(312)	(771)
Tax-related withholding of common stock	(6,186)	(7,631)
Proceeds from issuance of common stock under employee stock plans	7,035	7,372
Net proceeds from issuance of convertible senior notes	65,305	—
Net cash provided by (used in) financing activities	65,842	(1,030)
Effect of exchange rate changes on cash	958	(339)
Net decrease in cash and cash equivalents, and restricted cash	(80,872)	(3,378)
Cash, cash equivalents, and restricted cash at the beginning of the period	284,683	39,803
Cash, cash equivalents, and restricted cash at the end of the period	$203,811	$36,425
Supplemental cash flow information
Income taxes paid	$719	$290
Interest paid	647	—
Right of use assets obtained in exchange for new operating lease liabilities	64,869	—

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
The Company is a leading cloud provider of enterprise Software-as-a-Service ("SaaS") communications solutions, that enable businesses of all sizes to communicate faster and smarter across voice, contact center, video meetings, messaging, and communication APIs, transforming both employee and customer experiences with communications that work simply, integrate seamlessly, and perform reliably. From one proprietary cloud technology platform, customers have access to unified communications, team collaboration, video conferencing, contact center, data and analytics, communication APIs, and other services. Since fiscal 2004, substantially all revenue has been generated from the sale of communications services and related hardware. Prior to fiscal 2003, the Company's main business was Voice over Internet Protocol semiconductors.
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
USE OF ESTIMATES
The preparation of the condensed consolidated financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities and equity and disclosure of contingent assets and liabilities at the date of the condensed consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. On an ongoing basis, the Company evaluates its estimates, including, but not limited to, those related to bad debts, returns reserve for expected cancellations, fair value of and/or potential impairment of goodwill and intangible assets, capitalization of internally developed software, benefit period for deferred commissions, stock-based compensation, discount rate used to calculate operating lease liabilities, income and sales tax liabilities, convertible senior notes fair value, litigation, and other contingencies. The Company bases its estimates on known facts and circumstances, historical experience, and various other assumptions. Actual results could differ from those estimates under different assumptions or conditions.

RECLASSIFICATIONS AND OTHER CHANGES
Certain prior year amounts in the statements of cash flows have been reclassified to conform with current year presentation.
SIGNIFICANT ACCOUNTING POLICIES
The significant accounting policies used in preparation of these condensed consolidated financial statements are disclosed in our Annual Report on Form 10-K for the fiscal year ended March 31, 2019 filed with the SEC on May 21, 2019, and there have been no changes to the Company's significant accounting policies during the three and nine months ended December 31, 2019 except for the accounting policies described below that were updated as a result of adopting Accounting Standards Update ("ASU") 2016-02, Leases. All amounts and disclosures set forth herein are in compliance with this standard.
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
The new standard provides a number of optional practical expedients in transition. The Company has elected certain practical expedients permitted under the new lease standard, which among other things, allows the carryforward of the historical lease classification. As a result, there was no impact to opening retained earnings. The new standard also provides a practical expedient for an entity’s ongoing accounting. The Company has elected such practical expedient to not separate lease and non-lease components for all leases. It also made an accounting policy election to not recognize right-of-use assets and lease liabilities on the balance sheet for leases with a term of 12 months or less and will recognize lease payments as an expense on a straight-line basis over the lease term.
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
RECENT ACCOUNTING PRONOUNCEMENTS
In December 2019, the Financial Accounting Standards Board (the "FASB") issued ASU 2019-02, Income Taxes (Topic 740), which enhances and simplifies various aspects of the income tax accounting guidance, including requirements such as tax basis step-up in goodwill obtained in a transaction that is not a business combination, ownership changes in investments, and interim-period accounting for enacted changes in tax law. The amendment will be effective for public companies with fiscal years beginning after December 15, 2020, which is fiscal 2022 for the Company; early adoption is permitted. The Company is currently assessing the impact of this pronouncement to its consolidated financial statements.

In November 2019, the FASB issued ASU 2019-08, Compensation - Stock Compensation (Topic 718). The amendment requires that an entity measure and classify share-based payment awards granted to a customer by applying the guidance in Topic 718. The amount recorded as a reduction of the transaction price is required to be measured on the basis of the grant-date fair value of the share-based payment award in accordance with Topic 718. The amendments in this update are effective for fiscal years beginning after December 15, 2019, which is fiscal 2021 for the Company; early adoption is permitted. The Company is currently assessing the impact of this pronouncement to its consolidated financial statements.
In August 2018, the FASB issued ASU 2018-13, Fair Value Measurement (Topic 820), which makes modifications to disclosure requirements on fair value measurements. The amendment is effective for public companies with fiscal years beginning after December 15, 2019, which is fiscal 2021 for the Company; early adoption is permitted. The Company is currently assessing the impact of this pronouncement to its consolidated financial statements.
In August 2018, the FASB issued ASU 2018-15, Intangibles-Goodwill and Other-Internal Use Software (Subtopic 350-40), which reduces complexity for the accounting for costs of implementing a cloud computing service arrangement. The amendment is effective for public companies with fiscal years beginning after December 15,

2019, which is fiscal 2021 for the Company; early adoption is permitted. The Company is currently assessing the impact of this pronouncement to its consolidated financial statements.
In June 2016, the FASB issued ASU 2016‑13, Financial Instruments—Credit Losses: Measurement of Credit Losses on Financial Instruments, which changes the impairment model for most financial assets. The new model uses a forward‑looking expected loss method, which will generally result in earlier recognition of allowances for losses. In November 2018, the FASB issued ASU 2018‑19, Codification Improvements to Topic 326, Financial Instruments—Credit Losses, which clarifies that receivables arising from operating leases are not within the scope of Topic 326, Financial Instruments—Credit Losses. Instead, impairment of receivables arising from operating leases should be accounted for in accordance with Topic 842, Leases. In April 2019, the FASB issued ASU 2019-04, Codification Improvements to Topic 326, Financial Instruments—Credit Losses, Topic 815, Derivatives and Hedging, and Topic 825, Financial Instruments, which clarifies treatment of certain credit losses. In May 2019, the FASB issued ASU 2019-05, Financial Instruments — Credit Losses (Topic 326): Targeted Transition Relief, which permits an entity, upon adoption of ASU 2016-13, to irrevocably elect the fair value option (on an instrument-by-instrument basis) for eligible financial assets measured at amortized cost basis. In November 2019, the FASB issued ASU 2019-11, Codification Improvements to Topic 326, Financial Instruments—Credit Losses, which included various narrow-scope improvements and clarifications. In November 2019, FASB issued ASU No. 2019-10, Financial Instruments—Credit Losses (Topic 326), Derivatives and Hedging (Topic 815), and Leases (Topic 842). These ASUs are effective for annual and interim periods beginning after December 15, 2019, which is fiscal 2021 for the Company; early adoption is permitted. The Company is currently assessing the impact of this pronouncement to its consolidated financial statements.
3. REVENUE RECOGNITION
Revenue Recognition
The Company recognizes service revenue, mainly from subscription services to its cloud-based voice, contact center, video, collaboration and communication APIs solutions using the five-step model as prescribed by ASC 606, Revenue from Contracts with Customers:

•	Identification of the contract, or contracts, with a customer;

•	Identification of the performance obligations in the contract;

•	Determination of the transaction price;

•	Allocation of the transaction price to the performance obligations in the contract; and

•	Recognition of revenue when or as the Company satisfies a performance obligation.
The Company identifies performance obligations in contracts with customers, which may include subscription services and related usage, products, and professional services. The transaction price is determined based on the amount the Company expects to be entitled to receive in exchange for transferring the promised services or products to the customer. The transaction price in the contract is allocated to each distinct performance obligation in an amount that represents the relative amount of consideration expected to be received in exchange for satisfying each performance obligation. Revenue is recognized when performance obligations are satisfied. Revenues are recorded based on the transaction price, excluding amounts collected on behalf of third parties such as sales and telecommunication taxes, which are collected on behalf of and remitted to governmental authorities. The Company usually bills its customers on a monthly basis. Contracts typically range from annual to multi-year agreements with payment terms of net 30-days or less. The Company occasionally allows a 30-day period to cancel a subscription and return products shipped for a full refund.
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
Service Revenue
Service revenue from subscriptions to the Company's cloud-based technology platform is recognized over time on a ratable basis over the contractual subscription term beginning on the date that the platform is made available to the customer. Payments received in advance of subscription services being rendered are recorded as a deferred revenue. Usage fees from our unified communications as a service ("UCaaS") and contact center as a service ("CCaaS") offerings, either bundled or not bundled, are recognized as revenue when earned. Usage fees for our communication platform as a service ("CPaaS") offerings are typically invoiced monthly in arrears and recognized as revenues when earned. Professional services for configuration, system integration, optimization, customer training or education are primarily billed on a fixed-fee basis and are performed by the Company directly or, alternatively, customers may also choose to perform these services themselves or engage their own third-party service providers. Professional services revenue is recognized over time as the services are rendered.
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
Contract Balances
The following table provides information about receivables, contract assets and deferred revenues from contracts with customers (in thousands):

December 31, 2019
Accounts receivable, net	$37,384
Contract assets - current	$10,507
Contract assets - non-current	$8,413
Deferred revenue - current	$7,216
Deferred revenue - non-current	$1,411
Changes in the contract assets and the deferred revenue balances during the nine months ended December 31, 2019 are as follows (in thousands):

	December 31, 2019	March 31, 2019	$ Change
Contract assets	$18,920	$5,717	$13,203
Deferred revenue	$8,627	$3,342	$5,285

The change in contract assets was primarily driven by the recognition of revenue that has not yet been billed, net of amounts billed during the period. The increase in deferred revenues was due to billings in advance of performance obligations being satisfied, net of revenue recognized for services rendered during the period. Revenues of $2.9 million were recognized during the nine months ended December 31, 2019, of which were included in the deferred revenues balance at the beginning of the period, which was offset by additional deferrals during the period.
Remaining Performance Obligations
The Company's subscription terms typically range from one to four years. Contract revenue as of December 31, 2019 that has not yet been recognized was approximately $245.0 million. This excludes contracts with an original expected length of one year or less. The Company expects to recognize revenue on most of the remaining performance obligation over the next 36 months.
4. FAIR VALUE MEASUREMENTS
Cash, cash equivalents, and available-for-sale investments (in thousands):

	Amortized	Gross Unrealized	Gross Unrealized	Estimated	Cash and Cash	Short-Term	Long-Term
As of December 31, 2019	Costs	Gain	Loss	Fair Value	Equivalents	Investments	Investments
Cash	$22,722	$—	$—	$22,722	$22,722	$—	$—
Level 1:
Money market funds	157,401	—	—	157,401	157,401	—	—
Treasury securities	6,498	13	—	6,511	—	—	6,511
Subtotal	186,621	13	—	186,634	180,123	—	6,511
Level 2:
Corporate bonds	36,181	93	—	36,274	—	22,659	13,615
Commercial paper	8,835	1	—	8,836	4,671	4,165	—
Municipal securities	1,345	—	—	1,345	—	1,345	—
Agency bonds	2,099	15	—	2,114	—	2,114	—
Subtotal	48,460	109	—	48,569	4,671	30,283	13,615
Total assets	$235,081	$122	$—	$235,203	$184,794	$30,283	$20,126

	Amortized	Gross Unrealized	Gross Unrealized	Estimated	Cash and Cash	Short-Term
As of March 31, 2019	Costs	Gain	Loss	Fair Value	Equivalents	Investments
Cash	$25,364	$—	$—	$25,364	$25,364	$—
Level 1:
Money market funds	251,219	—	—	251,219	251,219	—
Subtotal	276,583	—	—	276,583	276,583	—
Level 2:
Corporate debt	46,516	51	(29)	46,538	—	46,538
Municipal securities	5,511	17	—	5,528	—	5,528
Asset backed securities	13,596	9	(17)	13,588	—	13,588
Agency bonds	4,260	—	(15)	4,245	—	4,245
Subtotal	69,883	77	(61)	69,899	—	69,899
Total assets	$346,466	$77	$(61)	$346,482	$276,583	$69,899

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
As of December 31, 2019, the estimated fair value of the Company's outstanding convertible senior notes ("the Notes") was $362.3 million. The estimated fair value of the Notes was determined based on the closing price for the Notes on the last trading day of the reporting period and is considered as Level 2 in the fair value hierarchy.
5. BUSINESS COMBINATIONS
Wavecell Acquisition
On July 17, 2019, the Company entered into a Share Purchase Agreement (the “Share Purchase Agreement”) with Wavecell Pte. Ltd., a corporation incorporated under the laws of the Republic of Singapore (“Wavecell”), the equity holders of Wavecell (collectively, the “Sellers”), and Qualgro Partners Pte. Ltd., in its capacity as the representative of the equity holders of Wavecell. Pursuant to the Share Purchase Agreement, the Company acquired all of the outstanding shares and other equity interests of Wavecell (the “Transaction”). This Transaction extends 8x8’s technology advantage as a fully-owned, cloud technology platform with UCaaS, CCaaS, video communication as a service ("VCaaS") and CPaaS solutions able to natively offer pre-packaged communications, contact center and video solutions and open APIs to embed these and other communications into an organization’s core business processes.
The total fair value of the purchase consideration of approximately $117.1 million was comprised of approximately $72.8 million in cash and $44.3 million in shares of common stock of the Company, of which approximately $10.4 million in cash and $8.5 million in equity have been heldback to cover potential indemnity claims made by the Company after the closing date. One-third of these heldback amounts are eligible to be released in twelve months from the date of the Transaction and the remainder in eighteen months from the date of the Transaction. The heldback cash of $3.5 million and $6.9 million are recorded in restricted cash, current and restricted cash, non-current, respectively and other accrued liabilities and other liabilities, non-current, respectively, in the Company's condensed consolidated balance sheet. The holdback of $8.5 million in equity, of which $2.8 million is included in current other accrued liabilities, and $5.7 million is included in other liabilities, non-current, is reflected in the Company's condensed consolidated balance sheet. Additionally, in connection with the Transaction, the Company issued $13.2 million in time-based restricted stock awards and $6.6 million in performance based restricted stock awards all of which vest over the next three years, and which the Company will expense over the same such period.

The major classes of assets and liabilities to which the Company has preliminarily allocated the fair value of purchase consideration were as follows (in thousands):

July 17, 2019
Cash	$4,473
Accounts receivable	9,438
Intangible assets	21,010
Other assets	787
Goodwill	91,060
Accounts payable	(9,548)
Deferred revenue	(90)
Total consideration	$117,130

The acquisition has been accounted for as a business combination under the acquisition method and, accordingly, the total purchase price is allocated to the tangible and intangible assets acquired and the liabilities assumed based on their estimated fair value on the acquisition date. The fair value of assets acquired and liabilities assumed from the acquisition of Wavecell is based on a preliminary valuation and, as such, the Company's estimates and allocations to certain assets, liabilities, and tax estimates are subject to change within the measurement period as additional information becomes available. The goodwill recognized was primarily attributed to increased synergies that are expected to be achieved from the integration of Wavecell and is not expected to be deductible for income tax purposes.
The preliminary value of the acquired intangible assets acquired are as follows (in thousands):

	Fair Value	Useful life (in Years)
Trade and domain names	$990	3
Developed technology	13,830	7
Customer relationships	6,190	7
Total intangible assets	$21,010

The Company incurred costs related to this acquisition of approximately $1.8 million during the nine months ended December 31, 2019. All acquisition related costs were expensed as incurred and have been recorded in general and administrative expenses in the accompanying consolidated statements of operations.
The revenue and earnings of the acquired business have been included in the Company’s results since the acquisition date and are not material to the Company’s condensed consolidated financial results. Pro forma results of operations for this acquisition have not been presented, as the financial impact to the Company’s condensed consolidated financial statements is not material.
Jitsi Acquisition
On October 29, 2018, the Company entered into an Asset Purchase Agreement with Atlassian Corporation PLC ("Atlassian") through which the Company purchased certain assets from Atlassian. The asset purchase from Atlassian did not contribute materially to revenue or net loss from the date of acquisition to December 31, 2018.

6. INTANGIBLE ASSETS AND GOODWILL
The carrying value of intangible assets consisted of the following (in thousands):

	December 31, 2019			March 31, 2019
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Developed technology	$33,685	$(14,497)	$19,188	$25,702	$(15,409)	$10,293
Customer relationships	11,601	(5,297)	6,304	9,467	(8,080)	1,387
Trade and domain names	1,128	(165)	963	2,108	(2,108)	—
Total acquired identifiable intangible assets	$46,414	$(19,959)	$26,455	$37,277	$(25,597)	$11,680

At December 31, 2019, annual amortization of intangible assets, based upon our existing intangible assets and current useful lives, is estimated to be the following (in thousands):

Amount
Remaining 2020	$2,326
2021	6,755
2022	4,946
2023	3,162
2024	2,851
Thereafter	6,415
Total	$26,455

The following table provides a summary of the changes in the carrying amounts of goodwill (in thousands):

Total
Balance at March 31, 2019	$39,694
Additions due to acquisitions	91,060
Foreign currency translation	246
Balance at December 31, 2019	$131,000

7. RIGHT-OF-USE ASSETS AND LEASES
The Company primarily leases facilities for office and data center space under non-cancellable operating leases for its U.S. and international locations that expire at various dates through 2030. For leases with a term greater than 12 months, the Company recognizes a right-of-use asset and a lease liability based on the present value of lease payments over the lease term. Variable lease payments are not included in the lease payments to measure the lease liability and are expensed as incurred. The Company’s leases have remaining terms of one to eleven years and some of the leases include a Company option to extend the lease term for less than twelve months to five years, or more, which if reasonably certain to exercise, the Company includes in the determination of lease payments. The lease agreements do not contain any material residual value guarantees or material restrictive covenants.
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
Leases with an initial term of 12 months or less are not recognized on the balance sheet and the expense for these short-term leases is recognized on a straight-line basis over the lease term. Common area maintenance fees (or CAMs) and other charges related to these leases continue to be expensed as incurred. The following table provides balance sheet information related to leases as of December 31, 2019 (in thousands):

December 31, 2019
Assets
Operating lease, right-of-use assets	$77,062

Liabilities
Operating lease liabilities, current	$4,320
Operating lease liabilities, non-current	86,187
Total operating lease liabilities	$90,507

During the three and nine months ended December 31, 2019, operating lease expense was approximately $4.4 million and $10.7 million, respectively. Variable lease cost and short-term lease cost were immaterial during the three and nine months ended December 31, 2019.
The following table presents supplemental information for the nine months ended December 31, 2019 (in thousands, except for weighted average):

Weighted average remaining lease term	9.2 years
Weighted average discount rate	4.0%
Cash paid for amounts included in the measurement of lease liabilities	$7,207
Operating cash flow from operating leases	$7,207

The following table presents maturity of lease liabilities under the Company's non-cancellable operating leases as of December 31, 2019 (in thousands):

Remaining 2020	$2,674
2021	8,609
2022	14,324
2023	11,724
2024	11,765
Thereafter	69,554
Total lease payments	$118,650
Less: imputed interest	(22,003)
Less: lease incentives receivable	(6,140)
Present value of lease liabilities	$90,507

The Company entered into an operating lease for an office space that has not yet commenced and as such, have not yet been recognized on the Company's condensed consolidated balance sheet as of December 31, 2019. The contractual obligation for this lease is $2.9 million.
The Company's lease agreement (the "Agreement") with CAP Phase I, a Delaware limited liability company (the "Landlord") for the Coleman property is not included in the right-of-use assets and operating lease liabilities as of December 31, 2019. On April 30, 2019, the Company entered into an assignment and assumption of the Company's previously executed lease agreement with the Landlord, and Roku Inc., a Delaware corporation ("Roku"), whereby the Company assigned to Roku this lease that had been executed between the Company and the Landlord on January 23, 2018. Pursuant to the Agreement, the Company expects to be released from all of its obligations under the lease and related standby letter of credit by the end of the Company’s fiscal year ending March 31, 2022, or shortly thereafter.
On July 3, 2019, the Company entered into a lease for a new company headquarters to rent 177,815 square feet of office space as the sole tenant in a new five-story office building located in Campbell, California.
The lease is for a 132-month term that started on January 1, 2020. The Company has the option to extend the lease for two additional five-year terms, on substantially the same terms and conditions as the prior term, with the base rent rate adjusted to fair market value at that time.

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
As of December 31, 2019, the Company does not have any material provisions for any such lawsuits, claims and proceedings and believes it is not probable that a loss had been incurred. Litigation is inherently unpredictable and subject to significant uncertainties. While there can be no assurances that favorable final outcomes will be obtained, the Company believes it has valid defenses with respect to legal matters pending against it. Future litigation could be costly to defend, could impose significant burdens on employees and cause the diversion of management's attention, and could upon resolution have a material adverse effect on the Company's business, results of operations, financial condition and cash flows.
9. CONVERTIBLE SENIOR NOTES AND CAPPED CALL
Convertible Senior Notes
In February 2019, the Company issued $287.5 million aggregate principal amount of 0.50% convertible senior notes (the "Initial Notes") due 2024 in a private placement, including the exercise in full of the initial purchasers' option to purchase additional notes. The Initial Notes are senior unsecured obligations of the Company and interest is payable semiannually in arrears on February 1 and August 1 of each year, beginning on August 1, 2019. The Initial Notes will mature on February 1, 2024, unless earlier repurchased, redeemed, or converted. The total net proceeds from the debt offering, after deducting initial purchase discounts, debt issuance costs, and costs of the capped call transactions described below, were approximately $245.8 million.
In November 2019, the Company issued an additional $75 million aggregate principal amount of 0.50% convertible senior notes (the "Additional Notes" and together with the Initial Notes, the "Notes") due 2024 in a registered offering under the same indenture as the Initial Notes.  The total net proceeds from the Additional Notes, after deducting underwriting discounts, debt issuance costs, and costs of the capped call transactions described below, were approximately $64.6 million. The Additional Notes constitute a further issuance of, and form a single series with, the Company’s outstanding 0.50% convertible senior notes due 2024 issued in February 2019 in the aggregate principal amount of $287.5 million. Immediately after giving effect to the issuance of the Additional Notes, the Company has $362.5 million aggregate principal amount of convertible senior notes.

The Notes are senior unsecured obligations of the Company and interest is payable semiannually in arrears on February 1 and August 1 of each year, beginning on February 1, 2020. The Notes will mature on February 1, 2024, unless earlier repurchased, redeemed, or converted.
Each $1,000 principal amount of the Notes are initially convertible into 38.9484 shares of the Company’s common stock, par value $0.001, which is equivalent to an initial conversion price of approximately $25.68 per share. The conversion rate is subject to adjustment upon the occurrence of certain specified events but will not be adjusted for any accrued and unpaid interest. In addition, upon the occurrence of certain corporate events that occur prior to the maturity date or following the Company's issuance of a notice of redemption, in each case as described in the Indenture, the Company will, in certain circumstances, increase the conversion rate for a holder that elects to convert its Notes in connection with such a corporate event or during the relevant redemption period.
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
During the three and nine months ended December 31, 2019, the conditions allowing holders of the Notes to convert were not met.
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
The net carrying amount of the liability component of the Notes was as follows (in thousands):

	December 31, 2019	March 31, 2019
Principal	$362,500	$287,500
Unamortized premium	1,323	—
Unamortized debt discount	(75,315)	(70,876)
Unamortized issuance costs	(1,043)	(589)
Net carrying amount	$287,465	$216,035
Interest expense related to the Notes was as follows (in thousands):

	Three Months Ended	Nine Months Ended
	December 31, 2019	December 31, 2019
Contractual interest expense	$400	$1,119
Amortization of debt premium	(31)	—
Amortization of debt discount	3,582	9,926
Amortization of issuance costs	40	92
Total interest expense	$3,991	$11,137

Capped Call

In connection with the pricing of the Initial Notes and Additional Notes, the Company entered into privately negotiated capped call transactions ("Capped Calls") with certain counterparties. The Capped Calls each have an initial strike price of approximately $25.68 per share, subject to certain adjustments, which corresponds to the initial conversion price of the Notes. The Capped Calls have initial cap prices of $39.50 per share, subject to certain adjustments. The Capped Calls are expected to partially offset the potential dilution to the Company’s Common Stock upon any conversion of the Notes, with such offset subject to a cap based on the cap price. The Capped Calls cover, subject to anti-dilution adjustments, approximately 14.1 million shares of the Company’s Common Stock. The Capped Calls are subject to adjustment upon the occurrence of specified extraordinary events affecting the Company, including merger events, tender offers and announcement events. In addition, the Capped Calls are subject to certain specified additional disruption events that may give rise to a termination of the Capped Calls, including nationalization, insolvency or delisting, changes in law, failures to deliver, insolvency filings and hedging disruptions. For accounting purposes, the Capped Calls are separate transactions, and not part of the terms of the Notes. As these transactions meet certain accounting criteria, the Capped Calls are recorded in stockholders' equity and are not accounted for as derivatives. The cost of $33.7 million incurred to purchase the Capped Calls in connection with the Initial Notes and $9.3 million in connection with the Additional Notes were recorded as a reduction to additional paid-in capital and will not be remeasured.
10. STOCK-BASED COMPENSATION
The following tables summarize information pertaining to the stock-based compensation expense from stock options and stock awards (in thousands, except weighted-average grant-date fair value and recognition period):

	Three Months Ended December 31,		Nine Months Ended December 31,
	2019	2018	2019	2018
Cost of service revenue	$2,226	$1,562	$5,896	$3,967
Research and development	5,535	3,570	13,616	8,587
Sales and marketing	5,197	3,798	14,458	8,402
General and administrative	6,359	3,605	16,335	10,619
Total	$19,317	$12,535	$50,305	$31,575

	Nine Months Ended December 31,
	2019	2018
Stock options outstanding at the beginning of the period:	3,114	3,998
Options granted	—	222
Options exercised	(391)	(641)
Options canceled and forfeited	(55)	(192)
Options outstanding at the end of the period:	2,668	3,387
Weighted-average fair value of grants during the period	$—	$8.27
Total intrinsic value of options exercised during the period	$4,844	$9,148
Weighted-average remaining recognition period at period-end (in years)	2.16	2.53

Stock awards outstanding at the beginning of the period:	7,820	5,939
Stock awards granted	5,886	4,993
Stock awards vested	(2,860)	(2,123)
Stock awards canceled and forfeited	(1,056)	(700)
Stock awards outstanding at the end of the period:	9,790	8,109
Weighted-average fair value of grants during the period	$22.35	$20.05
Weighted-average remaining recognition period at period-end (in years)	2.13	2.40
Total unrecognized compensation expense at period-end	$143,593	$112,970

Stock Repurchases
In May 2017, the Company's board of directors authorized the Company to purchase up to $25.0 million of its common stock from time to time (the "2017 Repurchase Plan"). The 2017 Repurchase Plan expires when the maximum purchase amount is reached, or upon the earlier revocation or termination by the board of directors. The remaining amount available under the 2017 Repurchase Plan at December 31, 2019 was approximately $7.1 million. There were no stock repurchases under the 2017 Repurchase Plan during the three and nine months ended December 31, 2019.
11. INCOME TAXES
The Company's effective tax rate was (0.6)% and (0.5)% for the three months ended December 31, 2019 and 2018, and (0.6)% and for each of the nine months ended December 31, 2019 and 2018. The difference in the effective tax rate and the U.S. federal statutory rate was primarily due to the full valuation allowance the Company continues to maintain against its deferred tax assets. The effective tax rate is calculated by dividing the income tax provision by net loss before income tax expense.
12. NET LOSS PER SHARE
The following table summarizes the computation of basic and diluted net loss per share (in thousands, except share and per share data):

	Three Months Ended December 31,		Nine Months Ended December 31,
	2019	2018	2019	2018
Numerator:
Net loss available to common stockholders	$(47,071)	$(23,771)	$(122,268)	$(60,608)
Denominator:
Common shares - basic and diluted	99,922	95,370	99,082	94,093
Net loss per share
Basic and diluted	$(0.47)	$(0.25)	$(1.23)	$(0.64)

The following shares attributable to outstanding stock options and stock awards were excluded from the calculation of diluted earnings per share because their inclusion would have been anti-dilutive (in thousands):

	Three Months Ended December 31,		Nine Months Ended December 31,
	2019	2018	2019	2018
Stock options	2,668	3,387	2,668	3,387
Stock awards	9,790	8,109	9,790	8,109
Contingently issuable shares (hold-back shares)	350	—	350	—
Potential shares to be issued from ESPP	387	—	387	—
Total anti-dilutive shares	13,195	11,496	13,195	11,496

13. GEOGRAPHICAL INFORMATION
The following tables set forth the geographic information for each period (in thousands):

	Three Months Ended December 31,		Nine Months Ended December 31,
	2019	2018	2019	2018
Revenue by geographic area:
United States	$90,171	$77,606	$258,847	$223,690
International	28,396	12,306	65,912	35,129
	$118,567	$89,912	$324,759	$258,819

	December 31, 2019	March 31, 2019
Property and equipment by geographic area:
United States	$82,790	$45,639
International	6,986	7,196
	$89,776	$52,835

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our condensed consolidated financial statements and related notes appearing elsewhere in this Quarterly Report on Form 10-Q. As discussed in the section titled “Forward-Looking Statements,” the following discussion and analysis contains forward-looking statements that involve risks and uncertainties, as well as assumptions that, if they never materialize or prove incorrect, could cause our results to differ materially from those expressed or implied by such forward-looking statements. Factors that could cause or contribute to these differences include, but are not limited to, those discussed below and elsewhere in this report, particularly those incorporated by reference into this Quarterly Report on Form 10-Q in the section entitled “Risk Factors” discussed under Part II, Item 1A below.
BUSINESS OVERVIEW
We are a leading software-as-a-service (“SaaS”) provider of voice, video, chat, contact center, and enterprise-class API solutions powered by one global cloud communications platform. From our proprietary cloud technology platform, organizations across all their locations and employees have access to unified communications, team collaboration, video conferencing, contact center, data and analytics, communication APIs, and other services, enabling them to be more productive and responsive to their customers.
Our customers range from small businesses to large enterprises and their users are spread across more than 150 countries. In recent years, we have increased our up-market focus on the mid-market and enterprise customer sectors.
We have a portfolio of cloud-based offerings that are subscription based, made available at different rates varying by the specific functionalities, services and number of users. We generate service revenue from software service subscriptions, platform usage, and professional services. We generate product revenues from the sale of office phones and other hardware equipment. We define a “customer” as one or more legal entities to which we provide services pursuant to a single contractual arrangement. In some cases, we may have multiple billing relationships with a single customer (for example, where we establish separate billing accounts for a parent company and each of its subsidiaries).
Our flagship service is our 8x8 X Series, a next generation suite of UCaaS and CCaaS solutions, which consist of service plans designated X1, X2, etc., through X8. With 8x8 X Series, we provide global voice, chat, video and contact center functionalities from a single platform, with a single interface, in the high-end set of our service plans (X5 through X8). We also offer more basic, cost-efficient UCaaS in X1 through X4 and a stand-alone CCaaS offering called 8x8 Contact Center. In July 2019, we acquired Wavecell Pte. Ltd., an Asian-based global CPaaS provider of SMS, messaging, voice and video APIs to enterprises. Also in July 2019, we launched a new self-service e-commerce platform called 8x8 Express.
Prior to the launch of 8x8 X Series in 2018, our customers subscribed to Virtual Office and Virtual Contact Center solutions. We have now begun migrating these customers from these legacy solutions to our 8x8 X Series product suite, and we intend to accelerate the pace of migrations during the remainder of fiscal 2020 and into fiscal 2021. These migrations may require us to incur professional services costs that we may not be able to recover from our customers, but we believe we will realize other benefits by reducing the number of platforms that we are required to support.
SUMMARY AND OUTLOOK
Our third quarter fiscal 2020 results illustrate the fundamental strength in our cloud communications service revenue, which for the quarter was $113.6 million, including revenue from our CPaaS offerings, and reflects growth of 32.2% year-over-year. We continued to show an increase in our average annual service revenue per customer, as we are selling more to mid-market and enterprise customers.
In the second half of fiscal 2018, we de-emphasized profitability as a short-term corporate goal focused instead on making investments necessary to accelerate revenue growth. This decision was based, in part, on our belief that the communications market is at an inflection point in the shift of businesses from legacy on-premise solutions to cloud-based services. We believe that this industry trend will continue in fiscal 2020 and beyond. Accordingly, we believe that it is in the Company's interest to continue to invest in our business to drive revenue growth. With recent successes driving growth in the business, we are also now focused on managing the business to achieve operating efficiencies. We believe that this enables the Company to scale and capture market share during this phase of industry disruption in a cost effective way and support the Company in pursuit of its path to profitability.
We plan to continue making significant investments in activities to acquire more customers, including investing in our direct marketing efforts, sales force, e-commerce, and outbound marketing efforts. We also intend to continue investing in our indirect channel to acquire more third-party selling agents to help sell our solutions, including investments in our value added resellers ("VARs") and master agent programs. Should these upfront investments not result in additional revenue from new or existing customers, and/or these cost reduction and efficiency efforts not result in meaningful savings, our operating results may be adversely impacted.
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
Cost of Service Revenue
Cost of service revenue consists primarily of costs associated with network operations and related personnel, technology licenses, amortization of internally developed software, and other costs such as customer service, deployment and technical support costs. Cost of service revenue also includes other communication origination and termination services provided by third-party carriers and outsourced customer service call center operations. We also allocate overhead costs such as facilities and IT to cost of service, as well as to each of the operating expense categories. Our facilities costs primarily include lease and related expenses and IT costs include costs for IT infrastructure and compensation of IT personnel. We expect that cost of service revenue will increase in absolute dollars in future periods and vary from period-to-period as a percentage of revenue.
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
We plan to continue to hire employees to support our research and development efforts to expand the capabilities and scope of our platform and enhance the user experience. While we expect to continue to improve our cost structure and achieve operational efficiencies, we expect that research and development expenses will increase in absolute dollars in future periods and vary from period-to-period as a percentage of revenue.
Sales and Marketing
Sales and marketing expenses consist primarily of personnel and related costs, sales commissions, trade shows, advertising and other marketing, demand generation, channel, and promotional expenses. We plan to continue to invest in sales and marketing to attract and retain customers on our platform and increase our brand awareness. While we expect to continue to improve our cost structure and achieve operational efficiencies, we expect that sales and marketing expenses will increase in absolute dollars in future periods and vary from period-to-period as a percentage of revenue.
General and Administrative
General and administrative expenses consist primarily of personnel and related costs for finance, human resources, legal and general management, as well as professional fees. While we expect to continue to improve our cost structure and achieve operational efficiencies, we expect that our general and administrative expenses will increase in absolute dollars in future periods as we grow our business and vary from period-to-period as a percentage of revenue.

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
RESULTS OF OPERATIONS
The following discussion should be read in conjunction with our condensed consolidated financial statements and the notes thereto.
Revenue

	December 31,		Dollar	Percent
Service revenue	2019	2018	Change	Change
	(dollar amounts in thousands)
Three months ended	$113,566	$85,911	$27,655	32.2%
Percentage of total revenue	95.8%	95.6%
Nine months ended	$310,467	$245,378	$65,089	26.5%
Percentage of total revenue	95.6%	94.8%
Service revenue increased for the three and nine months ended December 31, 2019 compared with the same periods of the previous fiscal year primarily due to an increase in our business customer subscriber base (net of customer churn), an increase in the average service revenue from each customer on a monthly basis and, to a lesser extent, revenue associated with our newly acquired products as compared to the same prior year period.

	December 31,		Dollar	Percent
Product revenue	2019	2018	Change	Change
	(dollar amounts in thousands)
Three months ended	$5,001	$4,001	$1,000	25.0%
Percentage of total revenue	4.2%	4.4%
Nine months ended	$14,292	$13,441	$851	6.3%
Percentage of total revenue	4.4%	5.2%
Product revenue increased during the three and nine months ended December 31, 2019 compared with the same period in the prior fiscal year primarily due to increased equipment unit sales to customers during the three months ended December 31, 2019.
No customer represented greater than 10% of the Company's total revenue for the three and nine months ended December 31, 2019 or 2018.
Cost of Revenue

	December 31,		Dollar	Percent
Cost of service revenue	2019	2018	Change	Change
	(dollar amounts in thousands)
Three months ended	$49,326	$27,632	$21,694	78.5%
Percentage of service revenue	43.4%	32.2%
Nine months ended	$124,488	$78,383	$46,105	58.8%
Percentage of service revenue	40.1%	31.9%

Cost of service revenue for the three months ended December 31, 2019 increased over the same prior year period and faster than revenue growth due to increases related to our newly acquired CPaaS products combined with increased overhead allocation expense, as well as a $2.5 million increase in personnel and related costs, a $2.3 million increase in amortization of intangibles and capitalized software expenses and a $0.6 million increase in stock-based compensation costs, as well as other smaller increases.
Cost of service revenue for the nine months ended December 31, 2019 increased over the same prior year period and faster than revenue growth due to increases related to our newly acquired CPaaS products combined with increased overhead allocation expense, a $7.4 million increase in personnel and related costs, a $6.4 million increase in amortization of intangibles and capitalized software expenses, a $1.7 million increase in stock-based compensation costs, and a $1.6 million increase in consulting and outside services, as well as other smaller increases.

	December 31,		Dollar	Percent
Cost of product revenue	2019	2018	Change	Change
	(dollar amounts in thousands)
Three months ended	$6,893	$5,318	$1,575	29.6%
Percentage of product revenue	137.8%	132.9%
Nine months ended	$19,119	$16,996	$2,123	12.5%
Percentage of product revenue	133.8%	126.4%
Cost of product revenue for the three and nine months ended December 31, 2019 increased over the same prior year periods primarily due to the increase in the number of telephones shipped to customers. The increase in negative margin was due to the product discounts and promotions during the three and nine months ended December 31, 2019.
Operating Expenses

	December 31,		Dollar	Percent
Research and development	2019	2018	Change	Change
	(dollar amounts in thousands)
Three months ended	$19,870	$16,886	$2,984	17.7%
Percentage of total revenue	16.8%	18.8%
Nine months ended	$57,635	$43,999	$13,636	31.0%
Percentage of total revenue	17.7%	17.0%
Research and development expenses for the three months ended December 31, 2019 increased over the same prior year period primarily due to a $2.3 million increase in stock-based compensation expense, a $1.0 million increase in personnel and related costs, and a $0.5 million increase in amortization of capitalized software expenses. These increases were partially offset by capitalization of internally developed software costs.
Research and development expenses for the nine months ended December 31, 2019 increased over the same prior year period primarily due to a $7.4 million increase in personnel and related costs, a $5.9 million increase in stock-based compensation expense, and a $1.8 million increase in amortization of capitalized software expenses, as well as other smaller cost increases. These increases were partially offset by capitalization of internally developed software costs.

	December 31,		Dollar	Percent
Sales and marketing	2019	2018	Change	Change
	(dollar amounts in thousands)
Three months ended	$63,099	$46,276	$16,823	36.4%
Percentage of total revenue	53.2%	51.5%
Nine months ended	$174,593	$128,451	$46,142	35.9%
Percentage of total revenue	53.8%	49.6%
Sales and marketing expenses for the three months ended December 31, 2019 increased over the same prior year period primarily due to a $5.4 million increase in third-party commission expenses, a $4.5 million increase in personnel and related costs, a $4.4 million increase in advertising and marketing expenses, and a $1.2 million increase in stock-based compensation costs, as well as other smaller cost increases. These cost increases were partially offset by $4.6 million in commission costs that were capitalized.
Sales and marketing expenses for the nine months ended December 31, 2019 increased over the same prior year period primarily due to a $15.7 million increase in advertising and marketing expenses, a $14.3 million increase in third-party commission expenses, a $9.3 million increase in personnel and related costs, and a $5.4 million increase in stock-based compensation costs, as well as other smaller cost increases. These cost increases were partially offset by $13.6 million in commission costs that were capitalized.

	December 31,		Dollar	Percent
General and administrative	2019	2018	Change	Change
	(dollar amounts in thousands)
Three months ended	$22,547	$18,038	$4,509	25.0%
Percentage of total revenue	19.0%	20.1%
Nine months ended	$62,589	$53,198	$9,391	17.7%
Percentage of total revenue	19.3%	20.6%
General and administrative expenses for the three months ended December 31, 2019 increased slightly as compared to the same prior year period due to a $3.0 million increase in personnel and related costs, a $2.7 million increase in stock-based compensation costs, and a $0.5 million increase in consulting and outside services, as well as other smaller increases. These increases were partially offset by a reduction in sales and use tax expenses of $1.5 million that the Company recognized in the three months ended December 31, 2018, as well as other smaller decreases.
General and administrative expenses for the nine months ended December 31, 2019 increased over the same prior year period primarily due to a $9.1 million increase related to personnel and related costs, a $5.7 million increase in stock-based compensation costs, a $1.8 million increase in costs associated with our recent acquisition, and a $0.5 million increase in consulting and outside services, as well as other smaller increases. These increases were partially offset by a reduction in sales and use tax expenses of $6.5 million that the Company recognized in the nine months ended December 31, 2018, as well as other smaller decreases.

	December 31,		Dollar	Percent
Other (expense) income, net	2019	2018	Change	Change
	(dollar amounts in thousands)
Three months ended	$(3,623)	$579	$(4,202)	(725.7)%
Percentage of total revenue	(3.1)%	0.6%
Nine months ended	$(7,919)	$1,933	$(9,852)	(509.7)%
Percentage of total revenue	(2.4)%	0.7%
Other (expense) income, net changed for the three and nine months ended December 31, 2019 over the same prior year periods primarily due to an increase of $3.9 million and $11.1 million, respectively, related to contractual interest expense, amortization of debt discount, and amortization of issuance costs associated with our convertible Initial and Additional Notes issued in February 2019 and November 2019, respectively. These increases were partially offset by an increase in interest income. Refer to Part 1, Note 9 of Notes to Unaudited Condensed Consolidated Financial Statements. We had no such similar costs in the same prior year period.

	December 31,		Dollar
Provision for income taxes	2019	2018	Change
	(dollar amounts in thousands)
Three months ended	$280	$112	$168
Percentage of loss before provision for income taxes	(0.6)%	(0.5)%
Nine months ended	$684	$333	$351
Percentage of loss before provision for income taxes	(0.6)%	(0.6)%
For the three months ended December 31, 2019 and 2018, we recorded income tax expense of $0.3 million and $0.1 million, respectively. For the nine months ended December 31, 2019 and 2018, we recorded income tax expense of $0.7 million and $0.3 million, respectively. These taxes were related to state minimum taxes and income taxes from our foreign operations.

Our effective tax rate was (0.6)% and (0.5)% for the three months ended December 31, 2019 and 2018, respectively, and (0.6)% each of the nine months ended December 31, 2019 and 2018.
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
Liquidity and Capital Resources
As of December 31, 2019, we had $235.2 million of cash, cash equivalents and investments. In addition, we had $19.0 million as restricted cash, $8.6 million in support of letter of credits securing leases for office facilities in California and New York, and $10.4 million held in escrow for our recent acquisition of Wavecell, pursuant to the terms of the acquisition agreement. By comparison, at March 31, 2019, we had $346.5 million of cash, cash equivalents and investments as well as a $8.1 million in deposit as restricted cash. We believe that our existing cash, cash equivalents, and investment balances, and our anticipated cash flows from operations will be sufficient to meet our working capital and expenditure requirements for the next 12 months.
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
Period-over-Period Changes
Net cash used in operating activities for the nine months ended December 31, 2019 was $62.8 million, primarily due to making investments necessary to accelerate revenue growth. For comparison, $6.7 million was used in operating activities for the nine months ended December 31, 2018. Cash used in operating activities has historically been affected by:
•the amount of net income or loss;

•	the amount of non-cash expense items such as depreciation and amortization;

•	the amortization associated with deferred sales commissions, debt discount and issuance costs;
•the expense associated with stock options and stock-based awards; and

•	changes in working capital accounts, particularly in the timing of collections from receivable and payments of obligations.
Net cash used in investing activities was $84.8 million in the nine months ended December 31, 2019, compared with $4.7 million provided by investing activities in nine months ended December 31, 2018. The cash used in investing activities during the nine months ended December 31, 2019 was primarily related to $58.9 million used in the acquisition of Wavecell, a $0.9 million payment released from escrow held for MarianalQ acquisition in the first quarter of fiscal 2019, combined with purchases of $22.9 million of property and equipment investments and capitalized internal software development costs of $22.8 million. These amounts were partially offset by $19.7 million of proceeds from sales and maturities of investments, net of purchases of investments.
Net cash provided by financing activities was $65.8 million in the nine months ended December 31, 2019, compared with $1.0 million used by financing activities in the nine months ended December 31, 2018. Our financing activities for the nine months ended December 31, 2019 provided cash of $65.3 million from the issuance of convertible debt, and $7.0 million from the issuance of common stock under employee incentive plans. These inflows were partially offset by $6.2 million of deemed repurchases of our common stock related to shares withheld for payroll taxes combined with $0.3 million in payments for finance lease obligations.

Contractual Obligations

	Payments due by Period
Contractual Obligations	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Senior convertible notes	$362,500	$—	$—	$362,500	$—
Interest on senior convertible notes	8,156	1,813	3,625	2,718	—
Operating leases	121,508	8,801	28,192	23,594	60,921
Total Contractual Obligations	$492,164	$10,614	$31,817	$388,812	$60,921
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
There have been no significant changes during the three and nine months ended December 31, 2019 to our critical accounting policies and estimates previously disclosed in our Form 10-K for the fiscal year ended March 31, 2019, except for our adoption of ASU 2016-02 as discussed in Notes 2 and 7 of the Notes to the Unaudited Condensed Consolidated Financial Statements.
RECENTLY ADOPTED ACCOUNTING PRONOUNCEMENTS
See Item 1 of Part I, "Notes to Unaudited Condensed Consolidated Financial Statements - Note 2 - Summary of Significant Accounting Policies."
RECENT ACCOUNTING PRONOUNCEMENTS
See Item 1 of Part I, "Notes to Unaudited Condensed Consolidated Financial Statements - Note 2 - Summary of Significant Accounting Policies."
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
As of December 31, 2019, we had $287.5 million outstanding on our 0.50% convertible senior notes due 2024. The values of the Notes are exposed to interest rate risk. Generally, the fair market value of our fixed interest rate Notes will increase as interest rates fall and decrease as interest rates rise. In addition, the fair market value of the Notes is affected by our stock price. The fair market value of the Notes will generally increase as our common stock price increases and will generally decrease as our common stock price declines in value. However, we carry the Notes at face value less unamortized discount on our balance sheet, and we present the fair value for required disclosure purposes only.
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

Gains or losses from the translation of certain cash balances, accounts receivable balances and intercompany balances that are denominated in these currencies impact our other comprehensive income. A hypothetical decrease in all foreign currencies against the US dollar of 10%, would not result in a material foreign currency loss on foreign-denominated balances, at December 31, 2019. As our foreign operations expand, our results may be more impacted by fluctuations in the exchange rates of the currencies in which we do business.
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
As of the end of the period covered by this Quarterly Report on Form 10-Q, under the supervision of our Chief Executive Officer and our Chief Financial Officer, we evaluated the effectiveness of our Disclosure Controls. Based on this evaluation, our Chief Executive Officer and our Chief Financial Officer have concluded that our Disclosure Controls were effective as of December 31, 2019.
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
Changes in Internal Control over Financial Reporting
During the third quarter of fiscal year 2020, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
PART II. OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
The information set forth in Note 8, “Legal Proceedings” of Notes to Unaudited Condensed Consolidated Financial Statements under ITEM 1. FINANCIAL STATEMENTS of PART I is incorporated by reference in response to this item.
ITEM 1A. RISK FACTORS
There have been no material changes from the risk factors previously disclosed in our annual report on Form 10-K for the fiscal year ended March 31, 2019 and our quarterly reports on Form 10-Q for the quarterly period ended June 30, 2019 and September 30, 2019.
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
None.
Purchases of Equity Securities.

Period	(a) Total Number of shares repurchased (1)	(b) Average Price Paid Per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares that May Yet be Purchased Under the Plans or Programs
October 1, 2019 through October 31, 2019	—	$—	—	$7,065,978
November 1, 2019 through November 30, 2019	4,088	$20.82	—	$7,065,978
December 1, 2019 through December 31, 2019	—	$—	—	$7,065,978
(1) The 4,088 shares purchased represent shares surrendered to the Company to pay the exercise price in connection with the exercise of employee stock options pursuant to the Company's Amended & Restated 2012 Equity Incentive Plan.
ITEM 3. DEFAULTS UPON SENIOR SECURITIES
None.
ITEM 4. MINE SAFETY DISCLOSURES
None.
ITEM 5. OTHER INFORMATION
None.

ITEM 6. EXHIBITS

Exhibit Number	Description
1.1	Underwriting Agreement, dated as of November 18, 2019, between 8x8, Inc. and Morgan Stanley & Co. LLC (incorporated by reference to Exhibit 1.1 of Current Report on Form 8-K filed November 21, 2019).
4.1
Indenture, dated as of February 19, 2019, between 8x8, Inc. and Wilmington Trust, National Association, as trustee (including form of Note) (incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K filed February 19, 2019).

10.1	Form of Capped Call Confirmation (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed November 21, 2019).
31.1	Certification of Chief Executive Officer pursuant to Rules 13a-14 and 15d-14 under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer pursuant to Rules 13a-14 and 15d-14 under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101
The following materials from the 8x8, Inc. Quarterly Report on Form 10-Q for the quarter ended December 31, 2019, formatted in iXBRL (Inline eXtensible Business Reporting Language):
(i) Condensed Consolidated Balance Sheets as of December 31, 2019 and March 31, 2019; (ii) Condensed Consolidated Statements of Operations for the three and nine months ended December 31, 2019 and 2018; (iii) Condensed Consolidated Statements of Comprehensive Loss for the three and nine months ended December 31, 2019 and 2018; (iv) Condensed Consolidated Statements of Stockholders' Equity for the three and nine months ended December 31, 2019 and 2018; (v) Condensed Consolidated Statements of Cash Flows for the nine months ended December 31, 2019 and 2018; and (vi) notes to unaudited condensed consolidated financial statements.

104	Cover Page Interactive Data File, formatted in iXBRL and contained in Exhibit 101.

*	Management contract or compensatory plan or arrangement.
+	Furnished herewith.

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
Date: February 5, 2020

8X8, INC.
(Registrant)
By: /s/ Steven Gatoff
Steven Gatoff
Chief Financial Officer (Principal Financial and Duly Authorized Officer)