Form 10-K
period 2020-03-31
8X8 INC /DE/
filed 2020-05-19
CIK 1023731

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended March 31, 2020
OR
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ________to _________
Commission file number 000-21783
8x8, Inc.
(Exact name of Registrant as Specified in its Charter)

Delaware	77-0142404
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification Number)
675 Creekside Way
Campbell, CA 95008
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.   ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes  ☐ No  ☒
The aggregate market value of voting stock held by non-affiliates of the Registrant on September 30, 2019, based on the closing price of $20.72 for shares of the Registrant’s common stock as reported by the New York Stock Exchange, was approximately $1.6 billion. Shares of common stock held by each executive officer, director, and their affiliated holders have been excluded in that such persons may be deemed to be affiliates. The determination of affiliate status for this purpose is not necessarily a conclusive determination for any other purpose.
The number of shares of the Registrant's common stock outstanding as of May 15, 2020 was 103,642,454.
DOCUMENTS INCORPORATED BY REFERENCE
Items 10, 11, 12, 13 and 14 of Part III incorporate information by reference from the Proxy Statement to be filed within 120 days of March 31, 2020 for the 2020 Annual Meeting of Stockholders.

8X8, INC.
INDEX TO
ANNUAL REPORT ON FORM 10-K
FOR THE YEAR ENDED MARCH 31, 2020

PART I
Forward-Looking Statements and Risk Factors
Statements contained in this annual report on Form 10-K, or Annual Report, regarding our expectations, beliefs, estimates, intentions or strategies are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Any statements contained herein that are not statements of historical fact may be deemed to be forward-looking statements. For example, words such as "may," "will," "should," "estimates," "predicts," "potential," "continue," "strategy," "believes," "anticipates," "plans," "expects," "intends," and similar expressions are intended to identify forward-looking statements. These forward-looking statements include, but are not limited to, statements regarding: industry trends; our number of customers; average annual service revenue per customer; cost of service revenue; research and development expenses; hiring of employees; sales and marketing expenses; and general and administrative expenses in future periods; and the impact of the COVID-19 pandemic. You should not place undue reliance on these forward-looking statements. Actual results and trends may differ materially from historical results and those projected in any such forward-looking statements depending on a variety of factors. These factors include, but are not limited to:

•	the impact of economic downturns on us and our customers, including the impacts of the COVID-19 pandemic;

•	customer cancellations and rate of customer churn;

•	customer acceptance and demand for our cloud communication and collaboration services, including voice, contact center, video, messaging, and communication APIs;

•	competitive market pressures, and any changes in the competitive dynamics of the markets in which we compete;

•	market acceptance of new or existing services and features we may offer from time to time;

•	the quality and reliability of our services;

•	our ability to scale our business;

•	customer acquisition costs;

•	our reliance on a network of channel partners to provide substantial new customer demand;

•
upfront investments, including the cost to support new strategic initiatives such as our cloud migration program with value-added resellers ("VAR") and other partners, to acquire more customers may not result in additional revenue from new or existing customers;

•	timing and extent of improvements in operating results from increased spending in marketing, sales, and research and development;

•	the amount and timing of costs associated with recruiting, training and integrating new employees and retaining existing employees;

•	our reliance on infrastructure of third-party network services providers;

•	risk of failure in our physical infrastructure;

•	risk of defects or bugs in our software;

•	risk of cybersecurity breaches;

•	our ability to maintain the compatibility of our software with third-party applications and mobile platforms;

•
continued compliance with industry standards and regulatory requirements, including privacy, in the United States and foreign countries in which we make our cloud software and services solutions available, and the costs of such compliance;

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
ITEM 1. BUSINESS
Overview
8x8 is transforming the future of business communications as a leading Software-as-a-Service ("SaaS") provider of voice, video, chat, contact center, and enterprise-class API solutions powered by one global cloud communications platform. 8x8 empowers workforces worldwide by connecting individuals and teams so they can collaborate faster and work smarter. 8x8 provides real-time business analytics and intelligence giving its customers unique insights across all interactions and channels on our platform so they can delight their end-customers and accelerate their business. 8x8 has approximately 1.2 million global business users. Additionally, 8x8 supports its Jitsi open source video meetings platform and 8x8 free Video Meetings that surpassed 20 million monthly active users globally in May 2020.
Until recently, the unified communications market had been one of the last to move to the cloud. Today, boards and executive leadership teams increasingly see secure cloud communications as a core element of business resilience and a key enabler for driving competitive differentiation through seamless, personalized engagement with their customers. We believe the ability for employees to communicate productively from either a single, easy-to-use application or directly within their existing business applications is quickly becoming a fundamental differentiator in digital transformation.
The 8x8 open communications platform is one of the industry’s most complete cloud technology stack and operates in a SaaS business model. A consistent data layer across the platform powers 8x8 AI/ML (artificial intelligence/machine learning) algorithms to deliver data-driven business insights and intelligent, comprehensive, and integrated applications that drive employee productivity, resource optimization, and more effective end customer interactions. Our cloud communications, contact center, and collaboration solutions are designed for easy deployment, management, and use, operating across multiple devices and locations for any business workflow or global environment. Built from core cloud technologies that we own and manage internally, our platform solution enables 8x8 customers to rely on one provider for their global communications, video meetings, contact center and customer support requirements.
The 8x8 Platform Strategy
We offer a highly scalable and configurable cloud communications platform comprising voice, video meetings, chat and team collaboration, contact center, communication APIs, and analytics for businesses of all sizes across the globe. Customers can start out with an individual service or combination of services, for example, with video conferencing or phone service, and then scale their usage over time by enabling additional services, capabilities and analytics offerings when ready. The key attributes of the 8x8 solution include:

•
Unified Communications, Collaboration, and Contact Center on a single, API-based Cloud Technology Platform. We believe that a common platform for communication and collaboration drives more efficient employee and customer engagement and greater business productivity. Unlike many of our principal competitors, we own the core technology and manage the platform behind all of our services: voice, video meetings, contact center, chat and team collaboration and communications APIs. We believe having control over our entire platform enables us to deliver a more consistent and seamless experience for our customers across all aspects of the service from the user interface to the technical support experience. For example, our 8x8 team messaging technology helps our customers tear down information silos by providing instant access to all employees within a global directory and real-time interoperability among multiple third-party collaboration tools.

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

•
Global Reach®. 8x8's Global Reach® technology provides enterprise-grade quality of service, reliability, security and support for our multinational customers. Our platform utilizes intelligent geo-routing technology and leverages data centers across globally dispersed regions - North America, South America, Continental Europe, Asia, and Australia - to provide consistently high call quality to customers worldwide.

•
Intuitive User Experience. Our web, desktop and mobile interfaces act as the communications portal for all 8x8 services and provide customers with a familiar, consistent and integrated user experience across all endpoints.

•
Configurability and Flexibility. Each service plan in our flagship offering, X Series, is designed for the different roles in a company so customers only pay for the features each role needs. No matter what the business communication or contact center needs are now, X Series has a service plan designed to meet them, while giving customers an easy way to expand and upgrade their communications options in the future. The simplicity and ease of configuration and deployment is due to all solutions being owned by 8x8 and sharing the same platform.

•
Rapid Deployment. Business agility in the global, modern economy is a competitive necessity, and we embrace the notion that communication services should be deployable as quickly as possible, including across highly distributed businesses with multiple facilities or remote workforces. Our services can generally be provisioned in minutes from web-based administrative tools, and we continue to increase the automation across our deployment, billing, and support systems to provide greater speed and flexibility for our customers. To ensure consistency and quality across our services and customer base, we have developed a standard, yet flexible, deployment methodology. We apply this systematic approach to all of our deployments, regardless of size or complexity.

•
Integration with Third-Party Business Applications. Our software uses a combination of open APIs and pre-built integrations to retrieve contextually relevant data from, and to enhance the functionality of, a wide variety of customers' third-party applications, including Salesforce, Microsoft Dynamics, Google, NetSuite, Okta, Zendesk, Oracle Sales Cloud, Bullhorn, Aryaka, and Hubspot.

•
The Jitsi Open Source Project. 8x8 is the sponsor and primary contributor to the Jitsi secure video conferencing open source project. We operate jitsi.org and the Jitsi Meet service, and we develop our Video Meetings portfolio based on this code. The Jitsi community includes thousands of developers who either use the Jitsi Meet service or run independent instances of the Jitsi code. 8x8 offers the Jitsi community an intuitive upgrade path to rich, supported communications applications.

•
Committed Service Quality over the Public Internet. We currently offer our qualifying enterprise customers an "end-to-end" service level agreement (SLA), with meaningful uptime and voice quality commitments, backed by service credits and a no-penalty early termination right for the customer under specified conditions.

•
Emphasis on Security and Compliance. Our security program is designed to protect the confidentiality, integrity and availability of our customers data. We believe we have created a top-down culture of security and compliance, including a commitment to secure architecture and development. As such, we have made significant investments in achieving compliance with various industry standards for data security and related third-party certifications.

Our Solutions Through our integrated technology platform, we offer our customers a portfolio of voice, video, contact center, chat and team collaboration, communication APIs and business analytics solutions which include:

•	8x8 Virtual Office: a self-contained, feature-rich, end-to-end solution that delivers high quality voice, secure video meetings and unified communications-as-a-service globally.

•
8x8 Contact Center: a multi-channel cloud-based contact center solution that enables both large and small contact centers to enjoy the same customer experience and agent productivity benefits previously available only to large contact centers at a much higher cost.

•
8x8 Meetings: a cloud-based video conferencing and collaboration solution that enables secure, continuous collaboration with borderless high definition (HD) video and audio communications from mobile and desktop devices anywhere in the world.

•
8x8 Team Messaging: an integrated open team messaging platform to facilitate modern modes of communication with support for direct messages, public and private team messaging rooms, short messaging service ("SMS"), presence, emojis, and “@ mentions” (i.e., embedded links directed at named users). With our team messaging technology, our customers can collaborate across more than twenty third-party messaging solutions.

•
8x8 APIs: a comprehensive set of global communications platform-as-a-service ("CPaaS") capabilities that enable business to directly integrate our platform services within their websites, mobile apps and business systems for personalized customer engagement at high scale. Our SMS, Chat App, Video Interaction and Voice APIs enable companies to reach their customers anywhere with a proven, reliable global network.

•
8x8 Callstats Service: an analytics offering designed for real-time analytical responsiveness at scale. The AI-powered callstats service collects, aggregates and analyzes over 500 metrics every few seconds from each endpoint in a WebRTC session. The real-time dashboard aggregates the data and provides an at-a-glance view of service health and highlights potential issues before they happen to optimize video conferencing, contact center and business phone quality of service.

8x8 X Series
The capabilities of our core communications solutions are integrated into a comprehensive bundled offering called 8x8 X Series in addition to being available on an individual basis. X Series service plans are designed so customers pay for only those capabilities the business needs while providing businesses with an upgrade path over time as their needs evolve and grow.
Designated X1 through X8, we offer the following service plans and capabilities in the 8x8 X Series:

•
X1 through X4 provide enterprise-grade voice, unified communications, video meetings and team collaboration functionality. Delivered from a single platform, these service plans provide more than just PBX replacement by offering one application for business voice, team messaging and meetings so that employees can quickly, easily and with just one click move from a chat message to a phone call to a video conference. Users can access the essential communication and collaboration features through the desktop app, mobile app or a desk phone. As a business grows, the details and features of plans can be mapped to business needs such as a lobby or store floor, a global caller organization, or to supervisor/analyst requirements. Features expected by demanding communications and collaboration customers today, such as: auto attendants; worldwide extension dialing; corporate directory with click-to-call functionality; presence, messaging and chat; call recording; call monitoring; internet fax; and the ability to interact contextually with inbound communication (email, call or chat) can be mixed and matched for customizable packages fit for business to most effectively meet the needs of individual users.

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

The result is a communication, meeting, and contact center engagement platform that enables businesses to move at the speed of employee and customer expectations, leading to less churn and more revenue. While we believe in and continue to emphasize the power of the platform as the collective offering of our solutions, we also make our solutions available independently to introduce customers to our platform and expand their platform engagement over time.
Our Customers
We have a diverse and growing customer base of more than 55,000 companies in 150 countries, with no single customer representing 10% or more of our revenues in fiscal 2020, 2019, and 2018. This includes companies of every size and across a wide range of industries and use cases.
Sales, Marketing and Promotional Activities
We market our services directly to end users through a variety of means, including search engine marketing and optimization, third-party lead generation sources, industry conferences, trade shows, webinars, and digital advertising channels. We employ a direct sales organization, consisting of inside and field-based sales agents, and we partner with an indirect channel partner network consisting of master agents and the sub-agent community, value-added resellers (VARs), independent software vendors (ISVs), system integrators and service providers selling 8x8 solutions to small, mid-market, and enterprise businesses.
Research and Development
The cloud communications market is characterized by rapid technological changes and advancements, typical of most SaaS markets. Accordingly, we make substantial investments in the design and development of new products and services, as well as the development of enhancements and features to our existing products and services, and make these enhancements available to our customers frequently. We currently employ individuals in research, development, and engineering activities in the United States, United Kingdom, Romania, Singapore, and Philippines, as well as outsourced software development consultants around the world.
Intellectual Property
As of March 31, 2020, we have been awarded more than 200 patents, with another 109 U.S. and foreign patent applications pending. Our portfolio of patents, with expiration dates through 2038, and patent applications cover diverse aspects of our unified communications, video, API, collaboration and contact center services and infrastructure.

Our business relies on a combination of trade secrets, patents, copyrights, trademarks laws and contractual restrictions, such as confidentiality agreements, licenses, and intellectual property assignment agreements. We require our employees, contractors, and other third parties to sign agreements providing for the maintenance of confidentiality and also the assignment of rights to inventions made by them while providing services to us. We also use software components in our platform that are licensed to the public under open source licenses.
See the section entitled “Risks Related to Intellectual Property” in Part I, Item 1A "Risk Factors," for more information on our intellectual property risks.
Competition
Given the size and stage of the current market opportunity and the breadth of services provided by our communications platform, we face competition from many companies, including cloud communications providers of voice, video, chat and collaboration, contact center and communication APIs as well as other cloud services providers, incumbent telephone companies and resellers of legacy communications equipment described below. We believe that the cost of ownership benefits and superior user experience provided by the integration of our services over a common platform differentiates our services from those offered by these competitors.
Cloud Communications Providers of Voice, Video, Chat and Collaboration, Contact Center and Communication APIs: For customers looking to implement cloud-based communications, our single services platform competes with other cloud communication providers of voice, chat, collaboration, contact center and communication APIs such as RingCentral, Inc., Vonage Holdings Corp., Zoom Video Communications, Inc., Fuze, Inc., Five9, Inc., NICE inContact, Slack, Inc., Twilio Inc., and LogMeIn, Inc., among others.
Large and Disruptive Internet and Cloud Services Vendors: We also face competition from large communications and cloud vendors such as Cisco Systems, Inc., Google, Inc., Amazon Web Services, Inc., and Microsoft Corporation, among others, some of which are well established in the communications industry while others have only recently begun to market cloud communications solutions.
Incumbent Telephony Companies and Legacy Equipment Providers: Our cloud-based software replaces wire line business voice services sold by incumbent telephone and cable companies such as AT&T, Inc., CenturyLink, Inc., Comcast Corporation, and Verizon Communications, Inc. often in conjunction with on-premises hardware solutions from companies like Avaya, Inc., Cisco and Mitel Networks Corp. At the same time, some of these incumbent communication companies are now launching their own cloud communication services to more directly compete with us and other cloud communication providers.
See the section entitled “Risks Related to Our Business and Industry” in Part I, Item 1A "Risk Factors," for more information on our risks related to competition.
Operations
Our operations infrastructure consists of data management, monitoring, control, and billing systems that support all of our products and services. We have invested substantial resources to develop and implement our service monitoring real-time call management information system. Key elements of our operations infrastructure include customer quoting and ordering capabilities, customer provisioning, customer access control, fraud control, network security, video, voice and SMS message routing, quality monitoring, media processing and normalization, call reliability, detailed call record and message storage, transactional metering for usage-based services, product interfaces and billing and integration with third-party applications. Our software platform manages the admission, control, rating, and routing of calls and SMS messages to their appropriate destinations. The platform and its assets have been built to ensure connectivity, redundancy, security, and scalability. Our tools and processes aim at maximizing communications range, quality, and reliability.
Network Operations Center: We maintain global network operations centers at our headquarters in Campbell, California and in Cluj-Napoca, Romania, and employ experienced staff in voice and data operations in US, UK, Romania, Indonesia, Singapore and Philippines to provide 24-hour operations support, seven days per week, whether working in our network operations centers or remotely. We use various tools including an extensive set of synthetic tests and Application Performance Monitoring ("APMs") to monitor and manage elements of our network and our partners' and certain larger customers’ networks in real time. Additionally, our network operations centers provide technical support to troubleshoot equipment and network problems, monitor the quality of the communications transiting on the platform and connectivity with our network (including SMS and voice providers, mobile network operators, 3rd party applications, and data partners), and monitor the health and connectivity of our customer integrations. We also rely upon the network operations centers and resources of our telecommunications carrier partners and data center providers to augment our monitoring and response efforts. Even though our and our partner data centers have been designated as essential business exempt from shelter-in-place requirements in the locations where we operate during the COVID-19 pandemic, for example, our globally dispersed operations and remotely working capabilities allow us to maintain redundant back-up operations services to minimize or eliminate the impact of any local disruptions at any of our operations centers or data centers.
In the event of a major disruption at a data center, such as a natural disaster or service disruptions caused by COVID-19 pandemic, failover between data centers or public cloud regions for 8x8 X Series and most other products is designed to occur with no or minimal disruption. In addition, most of the maintenance services performed by 8x8 do not interrupt the service we provide to customers. For example, we can move the core call flow processing from one data center to another without dropping a call. We offer local redundancy (i.e., failover to a data center within the same region) as a standard feature of 8x8 X Series, and geographical redundancy (i.e., failover to a data center in a different region) can be enabled as an option to provision geo-redundant tenants on multiple sites.
Customer and Technical Support: 8x8 maintains a global customer support organization with operations in the United States, United Kingdom, Philippines, Singapore, and Romania. Customers can access 8x8 customer support services directly from the company website, or receive multi-channel technical support via phone, chat, web, and email. Emergency support is available on a 24x7 basis.
We take a lifecycle approach to customer support, supporting customers from on-boarding to deployment and training, and through the renewal process, to drive greater user adoption of 8x8 services. For our larger enterprise customers, our Elite Touch implementation methodology utilizes a deployment management team and provides active support through the "go-live" date at each customer site. We also have an elite customer success program, and, for a certain profile of customer, a dedicated customer success manager, as a single point of contact for every aspect of the post-sale relationship.  Finally, we offer a variety of training classes through our 8x8 Academy, either through instructor-led classes or self-paced on-line learning.
Interconnection Agreements: We have agreements with SMS, voice providers, and mobile network operators worldwide. Pursuant to these agreements, we can terminate SMS and voice calls on their network and process SMS and voice calls originating from their network and transiting via our platform.
Regulatory Matters
In the United States, at the federal level, we are subject to regulation by the Federal Communications Commission (FCC) as a provider of communication services over the Internet, or VoIP, as well as state and local regulations applicable to VoIP providers. For example, regulations we are subject to include E-911 services, porting of phone numbers under specific conditions, protection of customer data generated by the use of our services, and obligations to contribute to federal programs including universal service fund and other regulatory funds as well as state and local 911 and universal service funds.
In addition to regulations at the federal and state levels, many states are also enacting privacy legislation that apply to companies such as us which collect, store, and process many types of data, including personal data. In particular, California has recently enacted the California Consumer Privacy Act, or CCPA. The CCPA imposes new obligations on qualifying for- profit companies, such as us, doing business in California, and substantially increases potential liability for such companies for failure to comply with data protection rules applicable to California residents.
Internationally, we are subject to a complex patchwork of regulations that vary from country to country. Some countries have adopted laws that make the provision of VoIP services illegal within the country. Other countries have adopted laws that impose stringent licensing obligations on providers of VoIP services like ours. In many countries, it is not clear how laws that have historically been applied to traditional telecommunications providers will be applied to providers of VoIP services like us. In the European Union (EU), the General Data Protection Regulation, or GDPR, imposes obligations on all companies that collect, store, and process many types of data, including personal data, like us, and substantially increases potential liability for all companies, including us, for failure to comply with data protection rules.
The effect of any future laws, regulations and orders, or any changes in existing laws or their enforcement, including the application of new taxes and regulations on communication applications like ours running over the internet, on our operations cannot be determined. See the section entitled “Risks Related to Regulatory Matters” in Part I, Item 1A "Risk Factors," for more information on these risks.
Geographic Areas
We have one reportable segment. Financial information relating to revenues generated in different geographic areas are set forth in Note 12, "GEOGRAPHICAL INFORMATION", in the Notes to Consolidated Financial Statements contained in Part II, Item 8 of this Annual Report.
Employees
As of March 31, 2020, our workforce consisted of 1,675 full time employees who are primarily located in North America, Europe and Asia Pacific. None of our employees are represented by a labor union nor subject to a collective bargaining arrangement.
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
Vikram Verma, Chief Executive Officer. Vikram Verma, age 55, has served as our Chief Executive Officer since September 2013 and as a director since January 2012. From October 2008 through August 2013, Mr. Verma was President of Strategic Venture Development for Lockheed Martin, a global aerospace, defense, security, and advanced technologies company. From 2006 through 2008, Mr. Verma was President of the IS&GS Savi Group, a division of Lockheed Martin. Prior to 2006, Mr. Verma was Chairman and Chief Executive Officer of Savi Technology, Inc., an innovator in big data/machine learning analytic solutions, supply-chain-management software and sensor technology. Mr. Verma also has also served as a member of the board of directors of Cambium Networks Corporation (Nasdaq: CMBM), a wireless networking infrastructure solutions company, since January 2019. Mr. Verma received a B.S.E.E. degree from Florida Institute of Technology, a M.S.E. degree from the University of Michigan in electrical engineering, and the graduate degree of Engineer in Electrical Engineering from Stanford University.
Bryan Martin, Chairman and Chief Technology Officer. Bryan Martin, age 52, has served as our Chairman of the Board of Directors since December 2003, has served as our Chief Technology Officer since September 2013 and as a director since February 2002. From February 2002 to September 2013, Mr. Martin served as our Chief Executive Officer. From March 2007 to November 2008, and again from April 2011 to December 2011, he served as our President. From February 2001 to February 2002, he served as our President and Chief Operating Officer. He served as our Senior Vice President, Engineering Operations from July 2000 to February 2001 and as our Chief Technical Officer from August 1995 to August 2000. He also served as a director of the Company from January 1998 through July 1999. In addition, Mr. Martin served in various technical roles for the Company from April 1990 to August 1995. He received a B.S. and an M.S. in Electrical Engineering from Stanford University.
Steven Gatoff, Chief Financial Officer. Steven Gatoff, age 52, joined 8x8 in October 2018 and has served as our Executive Vice President and Chief Financial Officer since November 2018. Prior to joining the Company, Mr. Gatoff served as Chief Financial Officer of Elementum, software-as-a-service company behind the supply chain exception management platform, during 2018, and from 2017 through 2018 was the Chief Financial Officer of PagerDuty, a cloud computing company that produces a SaaS incident response platform for IT departments.  Prior to that, Mr. Gatoff was Chief Financial Officer of Rapid7, a leading cybersecurity solutions provider, from 2013 to 2017 and Chief Financial Officer of iPass, a service delivery platform company for enterprise mobility services, from 2009 to 2013. From 2002 through 2009, Mr. Gatoff held a succession of financial and accounting executive roles at software and technology companies, including Senior Vice President of Finance and Corporate Controller.  Prior to these roles, Mr. Gatoff spent eight years in investment banking with Morgan Stanley, Credit Suisse and Bear Stearns.  Mr. Gatoff holds a MBA from Columbia University and received his CPA license from the State of New York.
Dejan Deklich, Chief Product Officer. Dejan Deklich, age 45, has served as our Chief Product Officer and Executive Vice President since September 2017. Mr. Deklich had been serving as our Senior Vice President of Research and Development since February 2017. Prior to joining the Company, Mr. Deklich served as Vice President of Platform and Cloud at Splunk, a company that produces software for searching, monitoring, and analyzing machine-generated big data, from January 2013 to September 2016. Mr. Deklich also held various senior roles at Nice System, a leading provider of software solutions enabling organizations to improve customer experience and business results, post Merced Systems acquisition, as well as Atribbutor, a digital piracy prevention service for ebooks, Yahoo, a search engine provider, and IBM Research, an industrial research organization and the innovation engine of the IBM corporation. Mr. Deklich holds a Masters of Science degree in Computer Engineering from Santa Clara University and Masters in Physics from University of Bremen, Germany.
Matthew Zinn, Senior Vice President, General Counsel, Chief Privacy Officer and Secretary. Matthew Zinn, age 56, has served as our Senior Vice President, General Counsel, Secretary, and Chief Privacy Officer since September 2018. Mr. Zinn previously served as General Counsel and Secretary at Jaunt, Inc., a maker of augmented reality technology, from June 2017 to September 2018.  From April 2006 until January 2017, Mr. Zinn served as Senior Vice President, General Counsel, Secretary, and Chief Privacy Officer for TiVo Inc., a maker of digital video recording products and services. Prior to that at TiVo, Mr. Zinn had served as Vice President, General Counsel, and Chief Privacy Officer since July 2000 and as Corporate Secretary since November 2003 of TiVo Inc. Prior to TiVo, Mr. Zinn held senior legal positions at cable television providers MediaOne Group Inc. and Continental Cablevision and the law firms of Cole, Raywid & Braverman and Fisher, Wayland, Cooper & Leader. Mr. Zinn holds a B.A. degree in Political Science from the University of Vermont and holds a J.D. degree from the George Washington University National Law Center.
ITEM 1A. RISK FACTORS
Our operations and financial results are subject to various risks and uncertainties. You should consider carefully the risks and uncertainties described below, together with all of the other information in this report. If any of the following risks or other risks actually occur, our business, financial condition, results of operations, and future prospects could be materially harmed, and the price of our common stock could decline. Our business could also be materially and adversely affected by risks and uncertainties that are not presently known to us or that we currently believe are not material. Unless otherwise indicated, references to our business being harmed in these risk factors will include harm to our results of operations, financial condition, reputation and future prospects.
Risk Factors Table of Contents

Risks Related to our Business and Industry
Risks Related to our Products and Operations
Risks Related to Regulatory Matters
Risks Related to Intellectual Property
Risks Related to our Debt, our Stock, and our Charter
Risks Related to our Business and Industry
We have a history of losses, have incurred significant negative cash flows in the past, and anticipate continuing losses in the future. As such, we may not be able to achieve or maintain profitability in the future.
We recorded a net operating loss of approximately $159.8 million for the twelve months ended March 31, 2020 and ended the period with an accumulated deficit of approximately $422.7 million. We expect to continue to incur operating losses in the near future as we continue to invest in our business. During our fiscal year ending March 31, 2021, we intend to invest in sales and marketing (and digital demand generation in particular), and in research and development, among other areas of our business, in order to compete more successfully for the business of companies that are transitioning to cloud communications and otherwise position ourselves to take advantage of long-term revenue-generating opportunities.
We expect to continue to incur losses for at least the next fiscal year and later and we will need to increase our rate of revenue growth in order to generate and sustain operating profitability in future periods. The investments we have made in fiscal 2020 and beyond may not generate the returns that we anticipate, which could adversely impact our financial condition and make it more difficult for us to grow revenue and/or achieve profitability in the time period that we expect, or at all. In order to achieve profitability, we will need to manage our cost structure more efficiently, not incur significant liabilities, while continuing to grow our revenues. Despite these efforts, our revenue growth may slow, revenues may decline, or we may incur significant losses in the future due to the continuing impact of COVID-19 and the resulting downturn in general economic conditions, increasing competition (including competitive pricing pressures) and users getting increased exposure to some of our competitors, decrease in the cloud communications market, or our inability to execute on business opportunities. Given our history of fluctuating revenues and operating losses, we cannot be certain that we will be able to achieve or maintain operating profitability in the future and our stock price could decline.
Our future operating results, including our future revenues, expenditures, losses and profits, may vary substantially from period to period and may be difficult to predict. As a result, we may fail to meet or to exceed the expectations of market analysts or investors, which could negatively impact our stock price.
Our historical operating results have fluctuated significantly and will likely continue to fluctuate in the future, and a decline in our operating results could cause our stock price to fall. On an annual and a quarterly basis, there are a number of factors that may affect our operating results, some of which are outside our control. These include, but are not limited to:

•	changes in market demand;

•	the timing of customer subscriptions for our cloud software solutions;

•	customer cancellations, subscription downgrades and/or service credits;

•	changes in the competitive dynamics of our market, including consolidation among competitors or customers;

•	lengthy sales cycles and/or regulatory approval cycles;

•	new product introductions by us or our competitors;

•	extent of market acceptance of new or existing services and features;

•	the mix of our customer base and sales channels;

•	the mix of services sold;

•	the number of additional customers, on a net basis;

•	the amount and timing of costs associated with recruiting, training and integrating new employees;

•	unforeseen costs and expenses related to the expansion of our business, operations and infrastructure;

•	continued compliance with industry standards and regulatory requirements;

•	material security breaches or service interruptions due to cyber attacks or infrastructure failures or unavailability;

•	introduction and adoption of our cloud software solutions in markets outside of the United States;

•	changes in the recognition pattern of revenues and operating expenses as a result of new regulations, accounting principles and their interpretations; and

•	general economic conditions.
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
COVID-19 and any economic difficulty it triggers could significantly harm our business.
The global spread of COVID-19 has created significant volatility, uncertainty and economic disruption, particularly for small and medium-sized businesses. Many of our existing and prospective customers have experienced economic hardship. This could reduce the demand for our cloud services, delay and lengthen sales cycles, force us to lower the prices for our services and/or provide customers with service credits, and lead to slower growth or even a decline in our revenues, operating results and cash flows. The impact of COVID-19 on demand for our services will depend on numerous evolving factors including: the duration and scope of the pandemic; governmental, business and individuals’ actions that have been and continue to be taken in response to the pandemic; the effect on our customers and customer demand and their ability to pay for our services; and any decline in the quality and/or availability of our services.
We have been experiencing disruptions to our business due to shelter-in-place restrictions in effect in California, where we are headquartered, as well as other places where we have offices globally. We have also implemented modifications to employee travel and canceled the vast majority of our marketing conferences. These actions are impacting our ability to market, sell, install and support our solutions. To the extent that COVID-19 similarly impacts our customers’ or service providers’ behavior, or results in disruptions to third-party data centers and Internet service providers, for example, our ability to deliver our service in a timely and uninterrupted manner may also be negatively impacted. Any decline in the quality and/or availability of our services could increase customer churn, force us to lower the prices for our services and/or provide customers with service credits.
We currently rely on small and medium-sized businesses for a significant portion of our revenue. Customers in this market generally have more limited financial resources, and may be affected by economic downturns, to a greater extent than larger or more established businesses. If small and medium-sized businesses experience financial hardship as a result of a weak economy or other impacts of the COVID-19 pandemic, their ability to continue to pay for or need our services, and consequently, our revenue and cash flow could be materially and adversely impacted.
The impact of COVID-19 on macroeconomic conditions has also impacted the functioning of financial and capital markets, foreign currency exchange rates and interest rates. Since we are not cash flow positive, depending on the duration of the COVID-19 crisis and any economic recession that it triggers, we may need to access the capital markets at an unfavorable time. If we need to access the capital markets, there can be no assurance that financing may be available on attractive terms, if at all.
Even after the COVID-19 pandemic has subsided, we may continue to experience adverse impacts to our business as a result of any economic recession that it triggers. Even in those regions where we are beginning to experience business recovery, should those regions fail to fully contain COVID-19 or suffer a COVID-19 relapse, those markets may not recover as quickly or at all, which could have a material adverse effect on our business and results of operations. Any of these events could amplify the other risks and uncertainties described elsewhere in this section.
We experience customer churn that adversely impacts our revenues and requires us to spend money to maintain our existing customer base. If we experience further increases in customer churn in the future, our revenue growth will be further adversely impacted and our customer retention costs may increase.
Because of churn, we must acquire new customers and sell additional 8x8 products and services to our existing customers on an ongoing basis in order to maintain our existing level of revenue. As a result, sales and marketing expenditures are an ongoing requirement of our business. Our ability to maintain and grow our revenues is adversely impacted by the rate at which our customers cancel or downgrade service. Churn is reducing our revenue growth rate, and as our churn rate increases, we will have to acquire even more new customers and/or sell more products and services to existing customers, in order to maintain and grow our revenues. We incur significant costs to acquire new customers, and those costs are a meaningful component in driving our net profitability. Churn may also prevent us from increasing the price of our services in the future as well as limiting our ability to sell additional 8x8 products and services to our existing customers and we may need to renew certain customers at a lower rate, each of which would adversely impact our revenues in the future. Therefore, if we are unsuccessful managing our existing customer churn and/or our customer churn rate increases in the future, our revenue growth would decrease and our revenues may decline causing our net loss to increase.

Our rate of customer cancellations or downgrades in services may increase in future periods due to a number of factors, some of which are beyond our control, such as the financial condition of our customers. In addition, if we are unable to maintain the quality and performance of our service whether due to a lack of feature parity or quality of service relative to the products of our competitors or due to service outages or disruptions, we could experience potentially sharp increases in customer cancellations and/or downgrades or customer credits which would adversely impact our revenues.
Due to the length of our sales cycle, especially in selling to mid-market and larger enterprises as customers, we may also experience delays in acquiring new customers and/or selling additional products and offerings to existing customers to replace those that have terminated or reduced the level of our services. Such sales delays could be exacerbated if general economic conditions worsen. An increase in churn, particularly in challenging economic times, could have a negative impact on the results of our operations including a decrease in revenue growth or even a decline in actual revenues.
Our success depends on our ability to acquire new customers, and to retain and sell additional services to our existing customers.
We generate revenue primarily from the sale of subscriptions to our cloud communications services to our customers, which include small and mid-size businesses ("SMBs"), mid-market and larger enterprises, government agencies and other organizations. We define a “customer” as the legal entity or entities to which we provide services pursuant to a single contractual arrangement. In recent fiscal years, our business has grown steadily, and the revenue generated from sales of our products and services has increased each fiscal year. Our future success depends on our ability to continue to increase the amount of revenue we generate from sales to new and existing customers, and the rate at which our revenues increase.
Our customers are generally not obligated to, and may elect not to, renew their subscriptions after their current subscriptions expire. As a result, we have no assurance that the revenue stream associated with a particular customer account will continue beyond the initial subscription term, which is typically one to four years in length. Any decline in the quality and/or availability of our services could increase customer churn, force us to lower the prices for our services and/or provide customers with service credits. If a customer does elect to renew our services, it may reduce the quantity, downgrade the service plan associated with the service, or negotiate a lower price, which in each case would reduce the monthly recurring revenue generated by that customer in the future. Because of customer churn, we must also continually add new customers to grow our business beyond our current user base and to replace customers who choose not to continue to use our platform in order to grow our revenue from one period to the next and prevent a decrease in revenue.
Our ability to attract new customers depends on a number of factors. If our sales and marketing efforts are not effective in identifying and qualifying prospective new customers, demonstrating the quality, value, features and capabilities of our services and solutions to those prospects, and promoting our brand generally, we may not be able to acquire new customers at the rate necessary to achieve our revenue targets. We must also continue to design, develop, offer and sell services whose quality, cost, features and capabilities compare favorably to those offered by our competitors. For example, our cloud unified communications and contact center services must continue to evolve with changing market demands and customer preferences so that high-quality service and popular features can be consistently offered at competitive prices. As our target markets mature, or as competitors introduce lower cost and/or more differentiated products or services that compete or are perceived to compete with ours, we may be unable to renew or extend our agreements with existing customers, or attract new customers or new business from existing customers, on favorable terms, or at all, which could have an adverse effect on our revenue and growth.
In addition to acquiring new customers, we generate new revenue by selling our existing customers additional quantities of subscribed services, or subscriptions to new or upgraded services. Particularly in the case of large enterprises, we often have opportunities to expand the sale of our services within an organization after we have completed an initial sale to one part of the organization (for example, a business unit, division or department, or personnel based in a particular country or region) and the organization has qualified us as a vendor. We invest in efforts to educate and train users as to the features and capabilities of our services so that they can become advocates within their organization and encourage increased adoption of our solutions. However, if existing users within an organization are dissatisfied with any aspect of our cloud services, or the technical support, training or other professional services we provide, we may face challenges in up-selling or increasing our penetration of the organization. As noted elsewhere in this Annual Report, our marketing and customer support could be negatively impacted, by shelter-in-place requirements or other measures implemented to slow the spread of COVID-19, which in turn could negatively impact our revenue.
Intense competition for new customers and retaining existing customers (including pricing pressure) in the markets in which we compete may prevent us from increasing or sustaining our revenue growth, or achieving and maintaining profitability, which could materially harm our business.
The cloud communications industry is competitive and rapidly evolving. We expect the industry to become more competitive in the future due to a number of factors including, for example, the entry into the market of new competitors or the consolidation of existing competitors. Because we offer multiple services from a single platform, we compete with businesses in several overlapping industries, including voice, video meetings, chat, team messaging, contact center and enterprise-class API solutions.
In connection with our voice, video meetings, chat, team messaging, contact center and enterprise-class API solutions, we face competition from other cloud service providers including RingCentral, Inc., Zoom Video Communications, Inc., Fuze, Inc.,

Vonage Holdings Corp., Five9, Inc., NICE inContact, Dialpad, Inc., LogMeIn, Inc., Nextiva, Shoretel (acquired by Mitel Corp. in 2017), Twilio Inc., Intermedia.net, Inc., among others.
In addition, because many businesses in our target market have historically relied upon communications services provided by incumbent telephone companies, together with on-premises communication equipment, we compete with these large carriers, communications service providers and equipment manufacturers. The incumbent communications service providers with whom we compete include, for example, AT&T, Inc., CenturyLink, Inc., Comcast Corporation, and Verizon Communications, Inc. in the United States, as well as local incumbent communications providers in the international markets where we operate, such as Vodafone, Telefonica, Orange, America Movil, and Deutsche Telekom. Avaya, Cisco, and Mitel are examples of legacy on-premises communications equipment providers with whom we compete.
We may also face competition from large Internet and cloud service companies such as Alphabet Inc. (Google Voice and Google Meet (formerly called Google Hangouts), Amazon Inc., Oracle Corporation, Microsoft Corporation, and Slack, Inc., some of which are well established in the communications industry while others have only recently begun to market cloud communications solutions. Some of these competitors have developed strong software solutions for their respective communications and/or collaboration siloes, such as Microsoft which is investing significantly in its Teams unified communication and collaboration product. Any of these companies could launch a new cloud-based business communications service, expand its existing offerings to compete with features of our services, or enter into a strategic partnership with, or complete an acquisition of, one or more of our cloud communications competitors.
Some of our competitors, such as Zoom, target individual users by offering free products with minimal barriers to entry. To the extent that users develop a level of familiarity with such consumer products they may request that the companies they work for adopt the enterprise solutions provided by such companies. During fiscal 2020, we launched our 8x8 free Video Meetings, which alongside our Jitsi open source video meetings platform, together now have more than 20 million monthly active users as of May 2020. However, we can't predict if the costs of this non-customer, non-revenue generating infrastructure, which will continue to grow as the volume of usage grows for our new free video meeting offering and the Jitsi open source video meetings platform, will result in an increase in future paid customers.
Many of our current and potential competitors have significantly greater resources and brand awareness, and a larger base of customers than we have. As a result, these competitors may have greater credibility with our existing and potential customers. They also may adopt more aggressive pricing policies and devote greater resources to the development, promotion and sale of their products and services. Our competitors may also offer bundled service arrangements that present a more differentiated or better integrated product and services to customers. Increased competition could require us to lower our prices, reduce our sales revenue, increase our gross losses or cause us to lose market share. In addition, many of our customers are not subject to long-term contractual commitments and have the ability to switch from our services to our competitors' offerings on relatively short notice. Announcements, or expectations, as to the introduction of new products and technologies by our competitors or us could cause customers to defer purchases of our existing products and services, which also could have a material adverse effect on our business, financial condition or operating results.
Given the significant price competition in the markets for our services, we may be at a disadvantage compared with those competitors who have substantially greater resources than us or may otherwise be better positioned to withstand an extended period of downward pricing pressure. The harm to our business may be magnified if we are unable to adjust our expenses to compensate for such shortfall, or if we determine that we need to increase our marketing and sales efforts in order to attract new customers and retain existing customers.
Our success in the cloud communications market depends in part on our ability to expand and enhance our marketing and sales capabilities, and to develop and maintain effective channels for the sale of our services. If we are not successful in these efforts, we may not be able to increase our revenue in future periods at the rate we predict, or at all.
Our ability to increase our customer base and achieve broader market acceptance of our products and services will depend to a significant extent on our ability to expand our existing marketing and sales operations. We continually invest in our marketing and sales activities, including our sales force and our network of strategic partners, in the United States and internationally. Our sales strategies must also continue to evolve and adapt as our market matures, for example through the offering of additional customer self-service tools and e-commerce automation for the small business market and the development of new and more sophisticated sales channels for mid-market and enterprise customers.
Our future revenue growth depends on our ability to hire, develop, and retain our direct sales force as well as our internal channel sales and marketing teams.
Our revenue is dependent on the success of our direct and internal channel sales teams and the efforts of our internal marketing team. The direct channel is driven largely by our dedicated sales agents, both inside and field-based, who market and sell our products and services to end customers. The success of our indirect channel is dependent on our dedicated internal channel teams who leverage the efforts of our channel partners to significantly expand our sales and marketing reach. Our future success depends on our ability to continue to grow and maintain effective direct and indirect sales organizations and properly incentivize our sales agents to find and close sales opportunities both directly with end customers and through a growing network of channel partners. We have made and continue to make significant investments in our sales teams and our marketing teams and we cannot be sure these investments will be successful. Identifying and recruiting qualified sales representatives and training them is time-consuming and resource-intensive, and they may not be fully trained and productive for a significant amount of time. In addition, marketing and selling new and enhanced features and services may require increasingly sophisticated and costly sales and marketing efforts that may require us to incur additional expenses and negatively impact the results of our operations. All of these efforts require us to invest significant financial and other resources, thus increasing our sales and marketing expenses and customer acquisition costs. If we are unable to hire, develop and retain talented sales personnel, if our new sales personnel are unable to achieve desired productivity levels in a reasonable period of time or if our sales and marketing programs are not effective, we may not increase our revenue in future periods at the rate we predict, or at all. The efficacy of our sales agents may be harmed by shelter-in-place orders and business closures imposed by governments around the world to slow the spread of COVID-19.
Failure to grow and manage our network of indirect sales channels partners could materially and adversely impact our revenues in the future.
Our future business success, particularly to attract and support larger customers and expand into international markets, depends on our indirect sales channels. These channels consist of master agents and subagents (who generally earn commissions from us), independent software vendors (ISVs), system integrators, value-added resellers (VARs), and internet service providers, among others. We typically contract directly with the end customer and use these channel partners to identify, qualify and manage prospects throughout the sales cycle-although we also have arrangements with partners who purchase our services for resale to their own customers. Our future success depends upon our ability to develop and maintain successful relationships with these business partners-many of whom also market and sell services of our competitors-and increasing the portion of sales opportunities they refer to us. To do so, we must continue to offer services that have quality, cost, feature and other elements that compare favorably to competing services; ensure our partners are adequately trained and knowledgeable about our services; and provide sufficient incentives for these partners to sell our services in preference to those of our competitors. If we are unable to persuade our existing business partners to increase their sales of our services, or to build successful partnerships with new organizations, or if our channel partners are unsuccessful in their marketing and sales efforts, we may not be able to grow our business and increase our revenues at the rate we predict, or at all, and our business may be materially, adversely affected.
As we increase sales to enterprise customers, our sales process has become more complex and resource-intensive, our average sales cycle has become longer, and we have more difficulty predicting when sales will be completed.
We currently derive a majority of our new revenue growth from sales of our cloud software solutions to mid-market and larger enterprises, and we believe that increasing our sales to these customers is key to our future growth. Our sales cycle, which is the time between initial contact with a potential customer and the ultimate sale to that customer, is often lengthy and unpredictable for larger enterprise customers. Many of our prospective enterprise customers do not have prior experience with cloud-based communications and, therefore, typically spend significant time and resources evaluating our solutions before they purchase from us. Similarly, we typically spend more time and effort determining their requirements and educating these customers about the benefits and uses of our solutions. Enterprise customers also tend to demand more customizations, integrations and additional features than SMB customers. As a result, we may be required to divert more sales and engineering resources to a smaller number of large transactions than we have in the past, which means that we will have less personnel available to support other sectors, or that we will need to hire additional personnel, which would increase our operating expenses.
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
In some cases, we may enter into a contract with a large enterprise customer that establishes the terms and conditions for future orders of services by that customer, its affiliates or clients (as the case may be) but that has little or no minimum purchase commitment. We may expend significant time and resources becoming a preferred vendor without booking significant sales from the opportunity until months or years after we sign the initial agreement, if at all. If we fail to persuade these customers to order services from us under these agreements, we may not recognize revenue in excess of the expenses we incur in pursuing these opportunities, which could adversely impact our results of operations and cash flow.
If we do not efficiently manage our deployment services for our small business, mid-market and larger enterprises, our margins will be adversely impacted, our costs will increase, and our recurring service revenue may not grow at the rate we expected, harming our business and results of operations.
Our future revenues and profitability depend in part on our ability to scale our business by increasing the efficiency by which we deploy our services to our customers. We have initiated plans to improve our delivery of professional services by, for example, increasing the use of automation and self-help support tools. Additionally, we are adding new service offerings to increase revenue. However, these investments may be costly and time-consuming and there is no guarantee that we will be successful in lowering the cost and increasing the efficiency of our deployment and implementation professional services.
We have a limited history of selling our services to larger businesses and have experienced, and may continue to experience, new challenges in configuring and providing ongoing support for the solutions we sell to large customers, including the provision of professional services for these customers on a profitable basis. Larger customers' networks are often more complex than those of smaller customers, have more unique requirements, and the configuration of our services for these customers generally requires participation from the customer’s information technology (IT) team. There is no guarantee that the customer will make available to us the necessary personnel and other resources for a successful configuration of services. This will be made more difficult as a result of business closure and shelter-in-place orders imposed by governments world-wide in response to COVID-19. If a customer is unsatisfied with the quality of services we provide or the quality of work performed by us or a third party, we may decide to incur costs beyond the scope of our contract with the customer in order to address the situation and protect our reputation, which may in turn reduce or eliminate the profitability of our contract with the customer.
If the emerging market for cloud communications services does not continue to grow, our future business could be harmed.
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
Customer demand for our solutions, including our newest X Series platform, will depend on a number of factors, including, for example, factors inherent to the product itself, such as quality of service, reliability, feature availability, and ease of use; and factors relating to our ability to implement, support and market and sell the service effectively. More fundamentally, the success of X Series may depend on whether the market for unified communications, collaborations and contact center services is trending towards convergence of these three solutions into a single platform, as we are predicting. We cannot be certain that this market trend will occur according to the timeline we are expecting, or at all. For example, if the various components of our service were to become commoditized and standardized in a way that diminishes the benefits of a single platform for customers, there may be less demand for a unified suite of services like X Series. Low customer demand could make it more difficult for us to win the business of new customers or gain additional business from existing customers, either of which in turn could cause our service revenue to grow more slowly than we expect, or to remain flat or even decrease in future periods.

We may have difficulty attracting or retaining senior management and other personnel with the industry experience and technical skills necessary to support our growth.
Companies in the cloud communications industry compete aggressively for top talent in all areas of business, but particularly senior management, sales and marketing, professional services and engineering, where employees with industry experience, technical knowledge and specialized skill sets are particularly valued. Demand can be expected to increase if cloud communications continues to gain a greater share of the global communications market. Some of our competitors may respond to these competitive pressures by increasing employee compensation, paying more on average than we pay for the same position. Any such disparity in compensation could make us less attractive to candidates as a potential employer, which in turn may make it more difficult for us to hire and retain qualified employees. Training an individual who lacks prior cloud communications experience to be successful in a sales or technical role can take months or even years.
If an employee of 8x8 leaves to work for a competitor, not only are we impacted by the loss of the individual resource, but we also face the risk that the individual will share our trade secrets with the competitor in violation of their contractual and legal obligations to us. Our competitors have in the past and may in the future target their hiring efforts on a particular department, and if we lose a group of employees to a competitor over a short time period, our day-to-day operations may be impaired. While we may have remedies available to us through litigation, they would likely take significant time and expense and divert management attention from other areas of the business.
If we increase employee compensation (beyond levels that reflect customary performance-based and/or cost-of-living adjustments) in response to competitive pressures, we may sustain greater operating losses than we predicted in the near term, and we may not achieve profitability within the timeframe we had expected, or at all. In addition, we may need to issue equity at increased levels, now and in the future, to attract and retain key employees and executives, including weighting a greater percentage of our employees total compensation in the form of equity as opposed to cash, which will have the adverse effect of increasing dilution for our stockholders.
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
Workforce reductions may not be effective in reducing our operating costs, might have unintended consequences, and could negatively impact our business.
We have made reductions in our workforce during the fourth quarter of fiscal 2020 and may be required to make further reductions in the future in response to changes in the economic environment, our industry and demand, including as a result of any negative economic conditions caused by the COVID-19 pandemic. Reductions in our workforce could adversely impact our future sales and ability to provide services or recruit necessary employees in the future. In addition to being costly, such reductions may lead to additional attrition and loss of necessary human resources. While workforce reductions are expected to reduce our operating costs, we cannot be certain that these efforts will be successful or that we will not be required to implement additional actions to structure our business to operate in a cost-effective manner in the future.
Taxing authorities may successfully assert that we should have collected or in the future should collect sales and use, value added, or similar taxes, including where similar services from competitors may not be subject to the same obligations to collect taxes from customers, and we could be subject to liability with respect to past or future sales, which could adversely affect our business.
The applicability of state and local taxes, fees, surcharges or similar taxes to our services is complex, ambiguous and subject to interpretation and change. In the United States, for example, we collect state and local taxes, fees and surcharges based on our understanding of the applicable laws in the relevant jurisdiction. The taxing authorities may challenge our interpretation of the laws and may assess additional taxes, penalties and interests which could have adverse effects on the results of operations and, to the extent we pass these through to our customers, demand for our services. Additionally, the applicability of sales and use, value added, or similar taxes may differ between services such as unified communication, voice, video, contact center and platform communications such that the obligations to collect taxes from customers may vary between services and between companies such that we may be obligated to collect taxes at a higher rate that other services from our competitors impacting customer demand for our services. We currently file more than 1,000 state and municipal tax returns monthly. Periodically, we have received inquiries from state and municipal taxing agencies with respect to the remittance of state or municipal taxes, fees or surcharges. Currently, several jurisdictions are conducting audits of 8x8. As of March 31, 2020, we have accrued for state or municipal taxes, fees or surcharges that we believe are required to be remitted.
We have accrued a liability of approximately $4.5 million as our best estimate of the probable amount of taxes, fees and surcharges that may be imposed by states, municipalities and other taxing jurisdictions on our services to date. Historically, the amounts that have been remitted for uncollected state, municipal and other similar indirect taxes, fees, or surcharges have been within the accruals we established. We adjust our accrual when facts relating to specific exposures warrant such adjustment. This accrued contingent liability is based on our analysis of several factors, including the location where our services are used, our nexus to that jurisdiction for tax purposes, and the taxability of our services under the rules and regulations in each state or municipality (as these may be interpreted by regulatory and judicial authorities from time to time). While we have accrued for these potential liabilities based on our analyses and best estimates at the time, state, municipal and other taxing and regulatory authorities may challenge our position, which could result in us being liable for sales and use taxes, fees, or surcharges, as well as related penalties and interest, above our accrued contingent liability. To the extent we collect or otherwise recover these taxes, fees or surcharges from our customers, our services may become less competitive, our churn rate may increase, and our revenue from new and existing customers may be materially adversely affected.
Our ability to use our net operating losses or research tax credits to offset future taxable income may be subject to certain limitations.
As of March 31, 2020, we had federal net operating loss (“NOL”) carryforwards related to fiscal 2019 and later of approximately $280.5 million which carryforward indefinitely and carryforwards related to prior years of $156.3 million which begin to expire in 2021. As of March 31, 2020, the Company had state net operating loss carryforwards $203.7 million, which expire at various dates between 2029 and 2037. We also had research and development credit carryforwards for federal and California tax purposes of approximately $12.9 million and $14.1 million, respectively. The federal income tax credit carryforwards related to research and development will expire at various dates between 2021 and 2036, while the California income tax credits will carry forward indefinitely. Utilization of our NOL and tax credit carryforwards can become subject to a substantial annual limitation due to the ownership change limitations provided by Section 382 of the Internal Revenue Code and similar state provisions. A Section 382 ownership change generally occurs if one or more stockholders or groups of stockholders who own at least 5% of the stock increase their ownership by more than 50 percentage points over their lowest ownership percentage within a rolling three-year period. Similar rules may apply under state tax laws. Such an ownership change, or any future ownership change, could have a material effect on our ability to utilize the net operating loss or research credit carryforwards. In addition, under the Tax Cuts and Jobs Act, or the Tax Act, the amount of NOLs that we are permitted to deduct in any taxable year is limited to 80% of the taxable income in such year. Under the CARES Act, this 80% limitation has been eliminated for tax years beginning before January 1, 2021. There is a risk that due to changes under the Tax Act, regulatory changes, or other unforeseen reasons, the existing NOLs could expire or otherwise be unavailable to offset future income tax liabilities, which could have a material impact on our net income (loss) in future periods.
Risks Related to our Products and Operations
If we are unable to migrate our customers to our newer X Series suite of services in a timely and efficient manner, we may experience higher customer churn rates, which will adversely impact our revenues and require us to spend more money to acquire and grow our revenue.
The cloud communications market is characterized by significant competition, rapid changes in customer requirements, frequent introductions of new and enhanced products and services, and continuing and swift technological advancement. If we are unable to compete successfully in this emerging market by offering our customers newer features and capabilities, we will experience higher rates of customer cancellations. We launched our new technology platform, branded "X Series," in July 2018. We market X Series as an array of packaged offerings (designated X2, X4, etc.), which start at the most basic version of our unified communications solution, and add engagement capabilities at each new level, with the top-tier X Series packages combining unified communications and contact center services into a single offering. However, a large portion of our customer base continues to operate on our legacy technology product and have not yet been migrated to our X Series platform. We are no longer adding new features and capabilities to our legacy product and expect to continue to experience higher customer churn rates for our legacy customers going forward if we are unable to migrate such customers to our new X Series platform. However, migration of these customers to our new X Series platform can be time consuming, require increased professional services time and costs, and be technologically challenging depending on the unique requirements of individual customers. If we are unable to migrate such customers using our legacy product to our X Series platform in an efficient, timely, and undisruptive manner, we will experience increased customer churn, which will adversely impact our revenues and require us to spend more to acquire and grow our customer base.
If our platform or services experience significant or repeated disruptions, outages or failures due to defects, bugs, vulnerabilities or similar software problems, or if we fail to determine the cause of any disruption or failure and correct it promptly, we could lose customers, become subject to service performance or warranty claims or incur significant costs, reducing our revenues and adversely affecting our operating results.

Our customers use our communications services to manage important aspects of their businesses, and any errors, defects, outages, or disruptions to our service or other performance problems with our service could hurt our reputation and may damage our customers' businesses, any of which may result in our granting of credits to customers that in turn would reduce our revenue. Our services and the systems infrastructure underlying our cloud communications platform incorporate software that is highly technical and complex. Our software has contained, and may now or in the future contain, undetected errors, bugs, or vulnerabilities to hackers, which have caused, and may in the future cause, temporary service outages or other disruptions for some customers. Some errors in our software code may not be discovered until after the code has been released. Any errors, bugs, or vulnerabilities discovered in our code after release could result in damage to our reputation, loss of customers, loss of revenue, or liability for service credits or damages, any of which could adversely affect our business and financial results. We implement bug fixes and upgrades as part of our regularly scheduled system maintenance, which may lead to system downtime. Even if we are able to implement the bug fixes and upgrades in a timely manner, any history of defects, or the loss, damage or inadvertent release of confidential customer data, could cause our reputation to be harmed, and customers may elect not to purchase or renew their agreements with us and subject us to service performance credits, warranty claims or increased insurance costs. The costs associated with any material defects or errors in our software or other performance problems may be substantial and could materially adversely affect our operating results.
Our physical infrastructure is concentrated in a few facilities and any failure in our physical infrastructure or service outages could lead to significant costs and/or disruptions and could reduce our revenue, harm our business reputation and have a material adverse effect on our financial results.
Our leased network and data centers are subject to various points of failure. Problems with cooling equipment, generators, uninterruptible power supply, routers, switches, or other equipment, whether or not within our control, could result in service interruptions for our customers as well as equipment damage. Because our services do not require geographic proximity of our data centers to our customers, our infrastructure is consolidated into a few large data center facilities. Any failure or downtime in one of our data center facilities could affect a significant percentage of our customers. While our data center facilities are currently operating as essential businesses exempt from current shelter-in-place orders, further tightening of business closure orders or social distancing or COVID-19 outbreaks could negatively impact these facilities. The total destruction, closure, or severe impairment of any of our data center facilities could result in significant downtime of our services and the loss of customer data. Because our ability to attract and retain customers depends on our ability to provide customers with highly reliable service, even minor interruptions in our service could harm our reputation. Additionally, in connection with the expansion or consolidation of our existing data center facilities from time to time, there is an increased risk that service interruptions may occur as a result of server relocation or other unforeseen construction-related issues.
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
We may not be able to scale our business efficiently or quickly enough to meet our customers' growing needs, leading to increased customer churn and damage to reputation and brand, each of which could harm our operating results.
As usage of our cloud software solutions by mid-market and larger enterprises expands and as customers continue to integrate our services across their enterprises, we are required to devote additional resources to improving our application architecture, integrating our products and applications across our technology platform, integrating with third-party systems, and maintaining infrastructure performance. As a result of the COVID-19 pandemic, we have seen increased usage of our services from our existing customers and may see further increases in usage from existing and new customers in the future if remote working trends continue to increase as a result of the COVID-19 pandemic or otherwise. To the extent we increase our customer base and as our customers gain more experience with our services, the number of users and transactions managed by our services, the amount of data transferred, processed and stored by us, the number of locations where our service is being accessed, and the volume of communications managed by our services have in some cases, and may in the future, expand rapidly. For example, during fiscal 2020, we launched our 8x8 free Video Meetings, alongside our existing Jitsi open source video meetings platform, which together now have more than 20 million monthly active users as of May 2020. However, we can't predict if the costs of this non-customer, non-revenue generating infrastructure, which will continue to grow as the volume of usage grows for our new free video meeting offering and the Jitsi open source video meetings platform, will result in an increase in future paid customers. In addition, we will need to appropriately scale our internal business systems and our services organization, including customer support and services and regulatory compliance, to serve our growing customer base. Any failure or delay in these efforts could cause impaired system performance and reduced customer satisfaction. These issues could adversely impact our reputation and brand, reduce the attractiveness of our cloud software solutions to customers, resulting in decreased sales to new customers, lower renewal rates by existing customers, the issuance of service credits, or requested refunds, which could hurt our revenue growth and our reputation. These system upgrades and the expansion of our support and services have been and will continue to be expensive and complex, requiring management time and attention and increasing our operating expenses. We could also face inefficiencies or operational failures as a result of our efforts to scale our infrastructure and information technology systems. There are inherent risks associated with upgrading, improving and expanding our information technology systems and we cannot be sure that the expansion and improvements to our infrastructure and systems will be fully or effectively implemented on a timely basis, if at all. These efforts may reduce revenue and our margins and adversely impact our financial results.
Because our long-term growth strategy involves continued expansion outside the United States, our business will be susceptible to risks associated with international operations.
An important component of our growth strategy involves the further expansion of our operations and customer base internationally. We have formed several subsidiaries outside the United States, including a Romanian subsidiary that contributes significantly to our research and development efforts. We have also acquired UK-based companies, and more recently, a Singapore-based company with operations in Southeast Asia. The risks and challenges associated with sales and other operations outside the United States are different in some ways from those associated with our operations in the United States, and we have a limited history addressing those risks and meeting those challenges. Our current international operations and future initiatives, including Southeast Asia, will involve a variety of risks, including:

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

•
increased competition from regional and global cloud communications competitors in the various geographic markets in which we compete where such markets may have different sales cycles, selling processes, and feature requirements which may limit our ability to compete effectively in different regions globally;

•	more stringent regulations relating to data security and the unauthorized use of, access to, and transfer of, commercial and personal information, particularly in the European Union, or EU;

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

•
continuing uncertainty regarding social, political, immigration, and tax and trade policies in the U.S. and abroad, including as a result of the United Kingdom's vote to withdraw from the European Union;

•	regional travel restrictions, business closures and shelter-in-place orders and resulting from COVID-19; and

•	adverse tax burdens and foreign exchange controls that could make it difficult to repatriate earnings and cash.
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

We face risks related to acquisitions now (such as our acquisition of Wavecell Pte. Ltd. in fiscal 2020) and in the future that may divert our management's attention, result in dilution to our stockholders and consume resources that are necessary to sustain and grow our existing business.
Although we have acquired several small companies and business units in recent years, we have limited experience with purchasing and integrating other businesses. We may not be able to identify suitable acquisition candidates in the future or negotiate and complete acquisitions on favorable terms.
If appropriate opportunities present themselves, we may decide to acquire such companies, or their products, technologies or assets. Acquisitions involve numerous risks, and there is no guarantee that we will ultimately strengthen our competitive position or achieve other benefits expected from the transaction. Among other risks we may encounter in connection with acquisitions:

•
We may experience difficulty and delays in integrating the products, technology platform, operations, systems and personnel of the acquired business with our own, particularly if the acquired business is outside of our core competencies;

•
We may not be able to manage the acquired business, or the integration process, effectively, which may limit our ability to realize the financial and strategic benefits we expected from the transaction;

•	The acquisition and integration may divert management’s attention from our day-to-day operations and disrupt the ordinary functioning of our ongoing business;

•
We may have difficulty establishing and maintaining appropriate governance, reporting relationships, policies, controls and procedures for the acquired business, particularly if it is based in a country or region where we did not previously operate;

•
Any failure to successfully manage the integration process may also adversely impact relationships with our employees, suppliers, customers and business partners, or those of the acquired business, and may result in increased churn or the loss of key customers, business partners or employees for our business or those of the acquired business;

•
We may become subject to new or more stringent regulatory compliance obligations and costs by virtue of the acquisition, including risks related to international acquisitions that may operate in new jurisdictions or geographic areas where we may have no or limited experience;

•
We may become subject to litigation, investigations, proceedings, fines or penalties arising from or relating to the transaction or the acquired business, and any resulting liabilities may exceed our forecasts;

•
We may acquire businesses with different revenue models, customer concentration risks, and contractual relationships, such as our acquisition of Wavecell, which bills customers primarily on a usage-based basis, with no long-term contracts or minimum revenue commitments;

•
We may assume long-term contractual obligations, commitments or liabilities (for example, those relating to leased facilities), which could adversely impact our efforts to achieve and maintain profitability and impair our cash flow;

•	We may not successfully evaluate or utilize the acquired technology and accurately forecast the financial impact of an acquisition transaction, including accounting charges; and

•	The acquisition may create a drag on our overall revenue growth rate, which could lead analysts and investors to reduce their valuation of our company.
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
Our operations depend on our ability to protect our network from interruption by damage from hackers, social engineering and phishing, ransomware, computer viruses, worms, other malicious software programs or similar disruptive problems or other events beyond our control. In the past, we may have been subject to denial or disruption of service, or DDOS, and we may be subject to DDOS attacks in the future. We cannot assure you that our backup systems, regular data backups, security protocols, DDOS mitigation and other procedures that are currently in place, or that may be in place in the future, will be adequate to prevent significant damage, system failure or data loss.
Inherent in our provision of service are the storage, processing, and transmission of our customers' data, which may include confidential and sensitive information. Customers may use our services to store, process and transmit a wide variety of confidential and sensitive information such as credit card, bank account and other financial information, proprietary information, trade secrets or other data that may be protected by sector-specific laws and regulations like intellectual property laws, laws addressing the protection of personally identifiable information (or personal data in the European Union), as well as the Federal Communications Commission’s, or the FCC’s, customer proprietary network information (“CPNI”) rules. We may be targets of cyber threats and security breaches, given the nature of the information we store, process and transmit and the fact that we provide communications services to a broad range of businesses.

In addition, we use third-party vendors which in some cases have access to our data and our customers' data. Despite the implementation of security measures by us or our vendors, our computing devices, infrastructure or networks, or our vendors computing devices, infrastructure or networks may be vulnerable to hackers, social engineering and phishing, ransomware, computer viruses, worms, other malicious software programs or similar disruptive problems due to a security vulnerability in our or our vendors' infrastructure or network, or our vendors, customers, employees, business partners, consultants or other internet users who attempt to invade our or our vendors' public and private computers, tablets, mobile devices, software, data networks, or voice networks. If there is a security vulnerability in our or our vendors' infrastructure or networks that is successfully targeted, we could face increased costs, liability claims, government investigations, fines, penalties or forfeitures, class action litigation, reduced revenue, or harm to our reputation or competitive position.
Depending on the evolving nature of cyber threats, we may have to significantly increase our investment in maintaining the security of our networks and data, be exposed to significant liability in the event of a cyber breach, or potentially increase the price of our services, and our profitability may be adversely impacted.
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
A fundamental requirement for operating an Internet-based, worldwide cloud software solution and electronically billing our customers is the secure transmission of confidential information and media over public networks. Although we have developed systems and processes that are designed to protect consumer information and prevent fraudulent credit card transactions and other security breaches, failure to mitigate such fraud or breaches may subject us to costly breach notification and other mitigation obligations, class action lawsuits, investigations, fines, forfeitures or penalties from governmental agencies that could adversely affect our operating results.
The law relating to the liability of providers of online payment services is currently unsettled and states may enact their own rules with which we may not comply. We rely on third-party providers to process and guarantee payments made by our subscribers up to certain limits, and we may be unable to prevent our customers from fraudulently receiving goods and services. Our liability risk will increase if a larger fraction of transactions affected using our cloud-based services involve fraudulent or disputed credit card transactions.
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

If we do not or cannot maintain the compatibility of our communications and collaboration software with third-party applications and mobile platforms that our customers use in their businesses, our revenue could decline.
The functionality and popularity of our cloud software solutions depends, in part, on our ability to integrate our services with third-party applications and platforms, including enterprise resource planning, customer relations management, human capital management and other proprietary application suites. Third-party providers of applications and application programmable interfaces, or APIs, may change the features of their applications and platforms, restrict our access to their applications and platforms or alter the terms governing use of their applications and APIs and access to those applications and platforms in an adverse manner. Such changes could functionally limit or terminate our customers’ ability to use these third-party applications and platforms in conjunction with our services, which could negatively impact our offerings and harm our business. If we fail to integrate our software with new third-party back-end enterprise applications and platforms used by our customers, we may not be able to offer the functionality that our customers need, which would negatively impact our ability to generate revenue and adversely impact our business.
Our services also allow our customers to use and manage our cloud software solutions on smartphones, tablets and other mobile devices. As new smart devices and operating systems are released, we may encounter difficulties supporting these devices and services, and we may need to devote significant resources to the creation, support, and maintenance of our mobile applications. In addition, if we experience difficulties in the future integrating our mobile applications into smartphones, tablets or other mobile devices or if problems arise with our relationships with providers of mobile operating systems, such as those of Apple Inc. or Alphabet Inc. (Google), our future growth and our results of operations could suffer.
To provide our services, we rely on third parties for our network service and connectivity and any disruption or deterioration in the quality of these services or the increase in the costs we incur from these third parties could adversely affect our business, results of operations and financial condition.
We rely on third-party network service providers to originate and terminate substantially all of the PSTN calls using our cloud-based services. We leverage the infrastructure of third-party network service providers to provide telephone numbers, PSTN call termination and origination services, and local number portability for our customers rather than deploying our own network throughout the United States and internationally. We use the infrastructure of third-party network service providers, such as Equinix, Inc. and CenturyLink, Inc. and public cloud providers including AWS and Oracle, to provide our cloud services over their networks rather than deploying our own network connectivity. These decisions have resulted in lower capital and operating costs for our business in the short-term, but have reduced our operating flexibility and ability to make timely service changes. If any of these network service providers cease operations or otherwise terminate the services that we depend on, the delay in switching our technology to another network service provider, if available, and qualifying this new service provider could have a material adverse effect on our business, financial condition or operating results. In addition, the rates we pay to our network service providers and other intermediaries may also change more rapidly than we change the pricing we charge our customers, which may reduce our profitability and increase the retail price of our service.
As we don’t have long-term contracts with many of our network service providers and our public cloud providers, there can be no assurance that these service providers will be able or willing to supply cost-effective services to us in the future or that we will be successful in signing up alternative or additional providers. Additionally, from time-to-time network service providers and our public cloud providers have increased existing fees or charged additional fees due to regulatory, competitive or other factors that increase our network costs. While we have been able to address these fee changes in the past through a combination of negotiations with our service providers, absorbing the increased costs or changing our prices to customers, there is no guarantee that we will continue to be able to do so in the future without a material negative impact to our business. Even if we are able to pass through such cost increases to our end customers, which would have the effect of increasing our revenues and cost of revenues, these cost increases would still negatively impact our gross margins. Although we believe that we could replace our current network service providers, if necessary, our ability to provide service to our subscribers could be impacted during any such transition, which could have an adverse effect on our business, financial condition or results of operations. Furthermore, our ability to minimize the impact of such fee increases, such as in our CPaaS business, may be reduced to the extent most or all network service providers in a given market institute similar fee increases. The loss of access to, or requirement to change, the telephone numbers we provide to our customers also could have a material adverse effect on our business, financial condition or operating results.
Due to our reliance on these third party service providers, when problems occur in a network, it may be difficult to identify the source of the problem. The occurrence of hardware and software errors, whether caused by our service or products or those of another vendor, may result in the delay or loss of market acceptance of our products and services and any necessary revisions may force us to incur significant expenses. Under the terms of the "end-to-end" service level commitments that we make for the benefit of qualifying customers, we are potentially at risk for service problems experienced by these service providers. Customers who do not qualify for these enhanced service level commitments may nevertheless hold us responsible for these service issues and seek service credits, early termination rights or other remedies. Accordingly, service issues experienced by our service provider partners may harm our reputation as well as our business, financial condition or operating results.
Failure of our back-end information technology systems to function properly could result in significant business disruption.

We rely on IT systems to manage numerous functions of our internal operations, some of which were internally developed IT systems that were not fully integrated among themselves, or with our third-party ERP system. These IT systems require specialized knowledge for which we have to train new personnel, and if we were to experience an unusual increase in attrition of our IT personnel, we may not be adequately equipped to respond to an IT system failure. These IT systems were developed at a time when we provided services primarily to SMB customers and they may not be able to accommodate the requirements of larger enterprises as effectively as more modern and flexible solutions. To the extent we are unable to accommodate the unique and custom requirements of larger enterprise customers, which has happened in the past and may happen in the future, our continued reliance on these systems may harm us competitively and impede our efforts to sell to these larger enterprises.
Although we are in the process of upgrading a number of our IT systems, including our quote-to-cash software and our customer service and support software, we face risks relating to these transitions. For example, we may incur greater costs than we anticipate training our personnel on the new systems; we may experience more errors in our records during the transition; and we may be delayed in meeting our various reporting obligations. To the extent any of these risks or events impact our customer service, we may experience an increase in customer attrition, which could have a material adverse impact on our results of operations.
We depend on third-party vendors for IP phones and certain software endpoints, and any delay or interruption in supply by these vendors would result in delayed or reduced shipments to our customers and may harm our business.
We rely on third-party vendors for IP phones and software endpoints required to utilize our service. We currently do not have long-term supply contracts with any of these vendors. As a result, most of these third-party vendors are not obligated to provide products or services to us for any specific period, in any specific quantities or at any specific price, except as may be provided in a particular purchase order. The inability of these third-party vendors to deliver IP phones of acceptable quality and in a timely manner, particularly the sole source vendors, could adversely affect our operating results or cause them to fluctuate more than anticipated. Additionally, some of our products and services may require specialized or high-performance component parts that may not be available in quantities or in time frames that meet our requirements due to COVID-19 pandemic or otherwise.
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
Natural disasters, war, terrorist attacks, global pandemics or malicious conduct, among other unforeseen events, could adversely impact our operations, could degrade or impede our ability to offer services, and may negatively impact our financial condition, revenues and costs going forward.
Our cloud communications services rely on uninterrupted connection to the Internet through data centers and networks. Any interruption or disruption to our network, or the third parties on which we rely, could adversely impact our ability to provide service. Our network could be disrupted by circumstances outside of our control including natural disasters, acts of war, terrorist attacks, global pandemics or malicious acts, among other unforeseen events, including, but not limited to, cyber-attacks. For example, our headquarters, global networks operations center and one of our third-party data center facilities are located in the San Francisco Bay Area, a region known for seismic activity. Also, global pandemics, such as the one caused by COVID-19, may restrict travel by personnel, reduce the availability of materials required to maintain data centers that support our cloud communication services, and could require us or our partner data centers and Internet service providers to curtail operations in certain geographic regions. Such an event may also impede our customers' connections to our network, since these connections also occur over the Internet, and would be perceived by our customers as an interruption of our services, even though such interruption would be beyond our control. In addition, as a result of COVID-19, we have been experiencing changes to our normal business practices due to our employees working from home in compliance with shelter-in-place orders in many of our office locations. As we implement modifications to employee travel and employee work locations in response, among other business modifications, these changes could, in the future, negatively impact our normal provision of services, particularly in the areas of sales and marketing to new and prospective customers. Any of these events could have a material adverse impact on our business causing us to incur significant expenses, lose substantial amounts of revenue, suffer damage to our reputation, and lose customers.
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
The accounting rules and regulations that we must comply with are complex and subject to interpretation by the Financial Accounting Standards Board (the “FASB”), the SEC and various bodies formed to promulgate and interpret appropriate accounting principles. Recent actions and public comments from the FASB and the SEC have focused on the integrity of financial reporting and internal controls. In addition, many companies’ accounting policies are being subjected to heightened scrutiny by regulators and the public. Further, the accounting rules and regulations are continually changing in ways that could materially impact our financial statements. For example, in May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers (Accounting Standards Codification 606 or ASC 606), which replaced numerous requirements in U.S. GAAP and provide companies with a single revenue recognition model for recognizing revenue from contracts with customers, which resulted changes to our accounting policies for revenue recognition and deferred commissions. We cannot predict the impact of future changes to accounting principles or our accounting policies on our financial statements going forward, which could have a significant effect on our reported financial results and could affect the reporting of transactions completed before the announcement of the change. In addition, if we were to change our critical accounting estimates, including those related to the recognition of subscription revenue and other revenue sources, our operating results could be significantly affected.
Risks Related to Regulatory Matters
Failure to comply with laws and contractual obligations related to data privacy and protection could have a material adverse effect on our business, financial condition and operating results.
We collect, store, and process many types of data, including personal data in the course of our business. As such, we are subject to the data privacy and protection laws and regulations adopted by federal, state and foreign governmental agencies, including the European Union’s General Data Protection Regulation ("GDPR") and the California Consumer Privacy Act ("CCPA"). Data privacy and protection is highly regulated in many jurisdictions and may become the subject of additional regulation in the future. For example, lawmakers and regulators worldwide are considering proposals that would require companies, like us, that encrypt users' data to ensure access to such data by law enforcement authorities. Privacy laws restrict our storage, use, processing, disclosure, transfer and protection of personal information, including credit card data, provided to us by our customers as well as data we collect from our customers and employees. We strive to comply with all applicable laws, regulations, policies and legal obligations relating to privacy and data protection. However, if we fail to comply, we may be subject to fines, penalties and lawsuits, statutory damages at both the federal and state levels in the U.S., substantial fines and penalties under the European Union’s GDPR, class action lawsuits, and our reputation may suffer. We may also be required to make modifications to our data practices that could have an adverse impact on our business, including increasing our operating costs which may cause us to increase our prices making our services less competitive. While the United Kingdom enacted a Data Protection Act in May 2018 that substantially implements the GDPR and implemented statutory amendments to the Data Protection Act in 2019 that further aligned it with GDPR, the United Kingdom’s exit from the European Union has created regulatory uncertainty such as with respect to the cross-border transfer of data. Such uncertainty may adversely impact the operations of our U.K. subsidiary and add operational complexities that did not previously exist.
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
Our products and services must comply with industry standards, FCC regulations, state, local, country-specific and international regulations, and changes may require us to modify existing services, potentially increase our costs or prices we charge customers, and otherwise harm our business.
As a provider of interconnected VoIP services, we are subject to various international, federal, state and local requirements applicable to our industry, including those that address, among other matters, acceptable marketing practices, invoice presentation, the accessibility of 9-1-1 or other international emergency services, local number porting, robo-calling, and caller

ID spoofing. The failure of our products and services to comply, or delays in compliance, with various existing and evolving standards could delay or interrupt our introduction of new products, subject us to fines or other imposed penalties, or harm our reputation, any of which would have a material adverse effect on our business, financial condition or operating results.
Regulations to which we may be subject address the following matters, among others:

•	license requirements that apply to providers of communications services in many jurisdictions;

•	our obligation to contribute to various Universal Service Fund programs, including at the state level;

•	monitoring and reporting on rural call completion rates;

•	the presentation of information on customer bills;

•	rules concerning access requirements for users with disabilities;

•	our obligation to offer 7-1-1 abbreviated dialing for access to relay services;

•
compliance with the requirements of U.S. and foreign law enforcement agencies, including the Communications Assistance for Law Enforcement Act, or CALEA, and cooperation with local authorities in conducting wiretaps, pen traps and other surveillance activities;

•	the ability to dial 9-1-1 (or corresponding numbers in regions outside the US), auto-locate E-911 calls (or corresponding equivalents) when required, and access emergency services;

•	the transmission of telephone numbers associated with calling parties between carriers and service providers like us;

•	regulations governing outbound dialing, including the Telephone Consumer Protection Act; and

•	FCC and other regulators efforts to combat robo-calling and caller ID spoofing.
Regulation of our services as telecommunications services may require us to obtain authorizations or licenses to operate in foreign jurisdictions and comply with legal requirements applicable to traditional telephony providers. This regulation may impact our ability to differentiate ourselves from incumbent service providers and imposes substantial compliance costs on us. In addition, the reform of federal and state Universal Service Fund programs and payment of regulatory and other fees in international markets, could increase the cost of our service to our customers diminishing or eliminating any pricing advantage we may have. The FCC has also adopted orders reforming the system of payments between regulated carriers that we partner with to interface with the public switch telephone network. To the extent that we pass traffic that does not have appropriate calling party number or charge number information, we could be subject to fines and cease and desist orders. These orders may also result in increasing the payments we make to underlying carriers to access the PSTN, which may cause us to raise our prices, potentially making our offering less competitive with traditional telecom providers, or may reduce our profitability.
If we are not able to meet new requirements to auto-locate E-911 calls, we could be exposed to significant liability or suffer competitive harm.
On August 1, 2019, the Federal Communications Commission adopted new rules for transmission of automatic location information for interconnected VoIP services and Multi-line Telephone Systems (“MLTS”). In particular as of:

•	January 6, 2021 -

•	Providers of fixed interconnected VoIP services must provide automated dispatchable location with each 911 call.

•	On-premises, fixed devices associated with an MLTS must provide automated dispatchable location with 911 calls.

•	January 6, 2022 -

•	Providers of non-fixed interconnected VoIP services and providers of all outbound-only interconnected VoIP services must provide automated dispatchable location if technically feasible.

•	On Premises, non-fixed devices and off-premises devices associated with an MLTS must provide automated dispatchable location with 911 calls when technically feasible.
8x8 services are likely both non-fixed interconnected VoIP service and MLTS. We do not currently have the ability to deliver automated dispatchable location with 911 calls. If we are not able to implement a solution to provide automated dispatchable location with 911 calls, we could be subject to enforcement action or be unable to provide our voice services.
Failure of our solutions to comply with outbound dialing regulations could harm our business.
The legal and contractual environment surrounding calling consumers and wireless phone numbers is complex and evolving. In the United States, two federal agencies, the Federal Trade Commission ("FTC") and the FCC, and various states have enacted laws including, at the federal level, the Telephone Consumer Protection Act of 1991, or TCPA, that restrict the placing of certain telephone calls and texts to residential and wireless telephone subscribers by means of automatic telephone dialing systems, prerecorded or artificial voice messages and fax machines. Internationally, we are also subject to similar laws imposing limitations on marketing calls to wireline and wireless numbers and compliance with do not call rules. These laws require companies to institute processes and safeguards to comply with these restrictions. Some of these laws can be enforced by the FTC, FCC, State Attorneys General, foreign regulators or private party litigants. In these types of actions, the plaintiff may seek damages, statutory penalties, costs and/or attorneys' fees against our customers, or us as a software provider, and we may not successfully enforce or collect upon any contractual indemnities we may have from our customers. U.S. regulators have recently taken a more aggressive stance towards Voice-over-Internet Protocol (VoIP) providers whose customers engage in telemarketing. For instance in December 2019, the FTC sued a VoIP provider alleging that it assisted and facilitated telemarketers it knew, or consciously avoided knowing, were violating telemarketing regulations. In January 2020, the FTC sent letters to a number of VoIP providers warning them that “assisting and facilitating” illegal telemarketing or robocalling is against the law. More recently in April 2020, the FCC and FTC sent joint letters to several VoIP providers warning them that routing and transmitting illegal robocalls, including Coronavirus-related scam calls, is illegal and may lead to federal law enforcement against them. While we have in place procedures for monitoring potentially abusive and fraudulent customer practices, if we are found to be assisting illegal telemarketing or robocalling conduct by customers of our services, we could be exposed to significant financial penalties and regulatory actions.
Efforts to address robo-calling and caller ID spoofing could cause us competitive harm.
In June 2019, the FCC ruled that providers of voice services may by default (subject to opt-out by subscribers) block voice traffic based on reasonable analytics designed to identify unwanted calls. In March 2020, the FCC required that all voice service providers implement the STIR/SHAKEN caller ID authentication framework in the Internet Protocol (IP) portions of their networks by June 30, 2021. There is significant uncertainty regarding how STIR/SHAKEN will work. For example, there is currently no accepted standard by which voice service providers that do not have authorization to directly obtain telephone numbers will be able to authenticate calls originated by their customers. We are seeking authorization to directly obtain telephone numbers in the U.S. in order to be able to authenticate calls under STIR/SHAKEN originated by our subscribers. The STIR/SHAKEN framework will likely be used throughout the world.  It is likely that the standards to obtain STIR/SHAKEN signing authority in other countries will differ from the U.S. requirements and similar to the U.S., there are no accepted standards yet for how voice service providers that do not have direct STIR/SHAKEN signing authority will be able to authenticate calls originated by their customers.  In addition, foreign regulators have allowed terminating voice service providers to block voice traffic to address robo-calling or other unwanted calls.  If we do not have a solution in place for STIR/SHAKEN when STIR/SHAKEN becomes widely adopted, our business could be harmed as we would be unable to authenticate originating calls from our subscriber’s telephone numbers under STIR/SHAKEN.  Call recipients would be less likely to answer non-authenticated calls. In addition, the terminating voice service providers may block calls that are not authenticated under STIR/SHAKEN as the lack of authentication could be viewed as a reasonable indication that the call is unwanted by the recipient. This would make our service less desirable for our customers. Further if we do not have STIR/SHAKEN caller ID authentication in place when required, we could be subject to regulatory enforcement action.
Risks Related to Intellectual Property
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
If we are found to be infringing on the intellectual property rights of any third-party in lawsuits or proceedings that may be asserted against us, we could be subject to monetary liabilities for such infringement, which could be material. We could also be required to refrain from using, manufacturing or selling certain products or using certain processes, either of which could have a material adverse effect on our business and operating results. We have received and may continue to receive in the future, notices of claims of infringement, misappropriation or misuse of other parties' proprietary rights. There can be no assurance that we will prevail in these discussions and actions or that other actions alleging infringement by us of third-party patents will not be asserted or prosecuted against us. Furthermore, lawsuits like these may require significant time and expense to defend, may divert management's attention away from other aspects of our operations and, upon resolution, may have a material adverse effect on our business, results of operations, financial condition and cash flows.
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
Risks Related to our Debt, our Stock, and our Charter
We may not be able to secure financing on favorable terms, or at all, to meet our future capital needs.
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
Servicing our debt, including the paying down of principal, requires the use of cash, and we may not have sufficient cash flow from our business to pay down our substantial debt.
As of November 21, 2019, we had issued $362.5 million aggregate principal amount of our 0.50% convertible senior notes due 2024 in a private placement. Pursuant to an indenture dated as of February 19, 2019 between us and Wilmington Trust, National Association, as trustee, the notes bear interest at a rate of 0.50% per annum, payable semi-annually in arrears in cash on February 1 and August 1 of each year, and they will mature on February 1, 2024, unless earlier converted, redeemed or repurchased.
Our ability to make scheduled payments of the principal of, to pay interest on or to refinance our indebtedness, including the amounts payable under the notes, depends on our future performance, which is subject to economic, financial, competitive and other factors beyond our control. Our business may not continue to generate cash flow from operations in the future sufficient to service our debt, including paying off the principal when due, and make necessary capital expenditures. If we are unable to generate such cash flow, we may be required to adopt one or more alternatives, such as selling assets, restructuring debt or obtaining additional equity capital on terms that may be onerous or highly dilutive. Our ability to refinance our indebtedness will depend on the capital markets and our financial condition at such time. We may not be able to engage in any of these activities or engage in these activities on desirable terms, which could result in a default on our debt obligations.
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
The capped call transactions entered into in connection with our sale of notes may affect the market value of our common stock.
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

Future sales of our common stock or equity-linked securities in the public market could lower the market price of our common stock.
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
As of March 31, 2020, our directors and executive officers held an aggregate of 1,930,992 shares, or 1.87%, of our common stock outstanding as of such date. In addition, as of March 31, 2020, 11,465,578 shares of our common stock were subject to options, restricted stock units, and performance stock units outstanding, and 18,266,046 shares of our common stock were available for future grant under our equity incentive plans. These shares may be sold in the public market upon issuance and once vested, subject to the restrictions provided under the terms of the applicable plan or award agreement. If these additional shares are sold, or if it is perceived that they will be sold, in the public market, the trading price of our common stock could decline.
We are unable to predict the effect that sales, or the perception that our shares may be available for sale, will have on the prevailing market price of our common stock.
If securities or industry analysts do not publish research or reports about our business, or if they change their recommendations regarding our stock adversely, our stock price and trading volume could be negatively impacted.
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

We are also subject to certain anti-takeover provisions under the General Corporation Law of the State of Delaware, or the DGCL. Under Section 203 of the DGCL, a corporation may not, in general, engage in a business combination with any holder of 15% or more of its capital stock unless the holder has held the stock for three years or (a) our board of directors approves the transaction prior to the stockholder acquiring the 15% ownership position, (b) upon consummation of the transaction that resulted in the stockholder acquiring the 15% ownership position, the stockholder owns at least 85% of the outstanding voting stock (excluding shares owned by directors or officers and shares owned by certain employee stock plans) or (c) the transaction is approved by the board of directors and by the stockholders at an annual or special meeting by a vote of 66 2/3% of the outstanding voting stock (excluding shares held or controlled by the interested stockholder). These provisions in our restated certificate of incorporation and by-laws and under Delaware law could discourage potential takeover attempts.
ITEM 1B. UNRESOLVED STAFF COMMENTS
None.
ITEM 2. PROPERTIES
Our principal operations are located in Campbell, California. Outside the United States our operations are conducted primarily in leased office space located in the United Kingdom (primarily used for sales and support in Europe), Romania (primarily used for research and development), and Singapore (primarily used for regional sales and marketing, procurement, product and engineering, as well as regional support function).
In addition, we lease space from third-party data center hosting facilities under co-location agreements in the United States and in a number of countries across the globe, including those in South America, Europe, and Asia Pacific.
For additional information regarding our obligations under leases, see Note 6, "LEASES" in the Notes to Consolidated Financial Statements contained in Part II, Item 8 of this Annual Report.
ITEM 3. LEGAL PROCEEDINGS
From time to time, we are involved in litigation arising out of the ordinary course of our business. There are no material legal proceedings, other than ordinary routine litigation incidental to the business, to which we or any of our subsidiaries is a party or of which any of our or our subsidiaries' property is subject.
ITEM 4. MINE SAFETY DISCLOSURES
Not applicable.
PART II
ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
Market Information for Common Stock
Since December 8, 2017, our common stock has been traded under the symbol "EGHT" and is listed on the New York Stock Exchange, Inc. (NYSE). Previous to December 8, 2017, our common stock traded under the symbol "EGHT" and was listed on the Nasdaq Global Select Market of the Nasdaq Stock Market national securities exchange.
Dividend Policy
We have never paid cash dividends on our common stock and have no plans to do so in the foreseeable future.
Number of Common Stockholders
As of May 15, 2020, there were approximately 213 holders of record of our common stock. The actual number of stockholders is greater than this number of record holders and includes stockholders who are beneficial owners but whose shares are held in street name by brokers and other nominees.
See Item 12 of Part III of this Annual Report regarding information about securities authorized for issuance under our equity compensation plans.
Stock Performance Graph
Notwithstanding any statement to the contrary in any of our previous or future filings with the Securities and Exchange Commission, the following information relating to the price performance of 8x8’s common stock shall not be deemed "filed" with the Commission or "soliciting material" under the Securities Exchange Act of 1934 and shall not be incorporated by reference into any such filings.
The graph below shows the cumulative total stockholder return over a five year period assuming the investment of $100 on March 31, 2015 in each of 8x8's common stock, the NYSE Composite Index, the Russell 2000 Index and the Nasdaq Composite Computer & Data Processing Index. The graph is furnished, not filed, and the historical return cannot be indicative of future performance.

Issuer Purchases of Equity Securities
There was no activity under the Repurchase Plan for the year ended March 31, 2020. The dollar value of shares that may yet to be purchased under the Repurchase plan is approximately $7.1 million.

ITEM 6. SELECTED FINANCIAL DATA
The following table sets forth selected consolidated financial data of 8x8, Inc. for each year in the five year period ended March 31, 2016 through March 31, 2020. The following selected consolidated financial data is qualified by reference to and should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and with the consolidated financial statements, related notes thereto and other financial information included elsewhere in this Annual Report on Form 10-K.

	Years Ended March 31,
	2020	2019	2018	2017	2016
	(in thousands, except per share amounts)
Total revenues	$446,237	$352,586	$296,500	$253,388	$209,336
Net income (loss)	$(172,368)	$(88,739)	$(104,497)	$(4,751)	$(5,120)
Net income (loss) per share:
Basic and diluted	$(1.72)	$(0.94)	$(1.14)	$(0.05)	$(0.06)
Total assets	$700,641	$546,358	$277,209	$333,855	$313,452
Accumulated deficit	$(422,670)	$(250,302)	$(201,464)	$(114,610)	$(109,859)
Total stockholders' equity	$190,731	$249,390	$218,774	$288,601	$275,306
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
We have a portfolio of cloud-based offerings that are subscription based, made available at different rates varying by the specific functionalities, services and number of users. We generate service revenue from communications services subscriptions, platform usage, and professional services. We generate product revenues from the sale of office phones and other hardware equipment. We define a “customer” as one or more legal entities to which we provide services pursuant to a single contractual arrangement. In some cases, we may have multiple billing relationships with a single customer (for example, where we establish separate billing accounts for a parent company and each of its subsidiaries).
Our flagship service is our 8x8 X Series, a next generation suite of unified communications as a service ("UCaaS") and contact center as a service ("CCaaS") solutions, which consist of service plans of increasing functionality designated X1, X2, etc., through X8. With 8x8 X Series, we provide enterprise-grade voice, unified communications, video meetings, team collaboration, and contact center functionalities from a single platform. We also offer standalone SaaS services for contact center, video meetings, and enterprise communication APIs. Through our July 2019 acquisition of Wavecell Pte. Ltd., an Asia-based global communication platform as a service ("CPaaS") provider of SMS, messaging, voice and video APIs to enterprises, we expanded our API offerings both geographically and in scope. We expect to continue integrating these services into our platform, as we believe in the value of the collective solutions.
Prior to the launch of 8x8 X Series in 2018, our customers subscribed to our legacy products. We are migrating these customers from our legacy solutions to our 8x8 X Series product suite, and we intend to accelerate the pace of customer migrations in fiscal 2021. These migrations may require us to incur professional services and related engineering costs. While we may not be able to recover these costs from our customers, we believe that we will realize other benefits including reducing the number of platforms that we are required to support and improved customer churn.
SUMMARY AND OUTLOOK
In fiscal 2020, our total service revenue grew 27% year-over-year to $414.1 million, exceeding that of our fiscal 2019 growth rate. We continued to show an increase in our average annualized service revenue per customer, which grew to $7,876 in fiscal 2020, compared with $6,629 in fiscal 2019, as we are selling more to mid-market and enterprise customers. Annual service revenue from mid-market and enterprise customers represented 43% of total annual service revenue and grew 51% over the prior year. We also increased the number of deals where customers purchase our integrated communications and contact center solutions, which we have referred to as bundled deals, 60% of our new bookings greater than $12,000 of annualized recurring revenue were from customers that selected bundled UCaaS and CCaaS, as compared to 50% one year ago.

During the second quarter of fiscal 2020, the Company acquired Wavecell Pte. Ltd. (“Wavecell”), an Asia-based provider of CPaaS solutions. This acquisition of an enterprise-class API solution extended 8x8’s technology advantage as a fully-owned, cloud technology platform with UCaaS, CCaaS, video communication as a service ("VCaaS"), and CPaaS solutions. This unique combination on one technology platform enables 8x8 to natively offer pre-packaged communications, contact center and video solutions and open APIs to embed these and other communications into an organization’s core business processes. We expect to continue integrating CPaaS services into our platform, as we believe in the value of the collective solutions. See Note 13, "ACQUISITIONS" in the Notes to Consolidated Financial Statements contained in Part II, Item 8 of this Annual Report for more information about our acquisition of Wavecell.
Our continued business focus is on achieving improved operating efficiencies while delivering revenue growth. In fiscal 2020, while we continued to make important investments in our products and technology platform, management recognized the importance of driving toward profitability for sustainable scale. We focused on key areas of spend in our go-to-market strategy and improving gross margin through increased spend discipline. Additionally, we looked to drive efficiencies in our small business customer acquisition and operations, and focused on expanding our business upmarket with mid-market and enterprise customers. We believe that this approach and execution will enable the Company to grow and capture market share during this phase of industry disruption in a cost-effective way and support the Company in pursuit of its path to profitability and operating cashflow improvement, which we will continue to execute throughout fiscal 2021.
In prior years, we made strategic investments in R&D and marketing, which we considered necessary and important for delivering a robust platform to our customers and establishing the appropriate demand generation channels to connect our customers to our solutions. In fiscal 2019, we launched 8x8 X Series, our single-technology platform, and re-aligned our channel and marketing functions to support a more scalable, higher-growth, go-to-market strategy, in response to the shift of businesses from legacy on-premise communication solutions to cloud-based services. We believe that this industry trend continued throughout our fiscal 2020. Accordingly, we continued to invest in our business, but with a concurrent focus on scale and managing costs with the goal of driving to profitability.

In fiscal 2021, we plan to continue making investments in activities to acquire more customers, including investing in our direct marketing efforts, sales force, e-commerce, and outbound marketing efforts. We also intend to continue investing in our indirect channel programs to acquire more third-party selling agents to help sell our solutions, including investments in our value added resellers ("VARs") and master agent programs. Should these upfront investments not result in additional revenue from new or existing customers, including as result of adverse impacts from the COVID-19 pandemic, and/or these cost reduction and efficiency efforts do not result in meaningful savings, our operating results may be adversely impacted.
IMPACTS OF COVID-19
The full extent of the impact of the COVID-19 pandemic on our business, operations and financial results will depend on numerous evolving factors that we may not be able to accurately predict, including those set forth under the section entitled "Risk Factors." In an effort to contain COVID-19 or slow its spread, governments around the world have enacted various measures, including orders to close non-essential businesses, isolate residents to their homes, and practice social distancing. To protect the health and safety of our employees, our workforce has had to spend a significant amount of time working from home and travel has been curtailed for our employees as well as our customers, which has negatively impacted our ability to conduct sales activities and market to current and prospective customers. Small and medium-sized customers have been particularly impacted by the COVID-19 pandemic. We have also experienced significant increases in usage by existing customers as our customers’ workforces are required to work from home in response to the COVID-19 pandemic accelerating trends we have seen in distributed workforces increasingly relying on cloud communication systems like ours. While we anticipate that the global health crisis caused by COVID-19 and the measures enacted to slow its spread will negatively impact business activity across the globe, it is not clear what its potential effects will be on our business, including the effects on our customers, suppliers or vendors, or on our financial results.
COMPONENTS OF RESULTS OF OPERATIONS
Service Revenue
Service revenue consists of communications services subscriptions and platform usage revenue from our UCaaS, CCaaS, and CPaaS offerings and related fees. We plan to continue to drive our business to increase service revenue through a combination of increased sales and marketing efforts, geographic expansion of our customer base outside the United States, and through strategic acquisitions of technologies and businesses.
Other Revenue
Other revenue consists primarily of revenues from sales of IP telephones in conjunction with our cloud telephony service, and revenues from professional services, primarily in support of deployment of our solutions and/or platform. Other revenue is dependent on the number of customers who choose to purchase or rent an IP telephone in conjunction with our service instead of using the solution on their cell phone, computer or other compatible device, and/or choose to engage our services for implementation and deployment of our cloud services.

Cost of Service Revenue
Cost of service revenue consists primarily of costs associated with network operations and related personnel, technology licenses, amortization of internally developed software, and other costs such as customer service, and technical support costs. Cost of service revenue also includes other communication origination and termination services provided by third-party carriers and outsourced customer service call center operations. We allocate overhead costs such as facilities and IT to cost of service, as well as to each of the operating expense categories. Our facilities costs primarily consist of office leases and related expenses. IT costs include costs for IT infrastructure and personnel.
Cost of Other Revenue
The cost of other revenue consists primarily of direct and indirect costs associated with the purchasing of IP telephones as well as the scheduling, shipping and handling, and the personnel costs and related expenditures incurred in connection with the professional services associated with the deployment and implementation of our products.
Research and Development
Research and development expenses consist primarily of personnel and related costs, third-party development and related work, and equipment costs necessary for us to conduct our product and platform development and engineering efforts.
Sales and Marketing
Sales and marketing expenses consist primarily of personnel and related overhead costs, sales commissions, trade shows, advertising and other marketing, demand generation, channel, and promotional expenses.
General and Administrative
General and administrative expenses consist primarily of personnel and related costs, overhead costs, professional services fees, human resources, legal, employee recruiting, and general management. IT, facilities, and other allocable costs are allocated to other departments based on relative headcount.
Other Income (Expense), net
Other income (expense), net, consists primarily of interest expense related to the convertible notes, offset by income earned on our cash, cash equivalents, investments, and foreign exchange gain/losses.
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
We have minimal seasonality in our business, but typically, sales of new subscriptions in our fourth fiscal quarter are greater than in any of the first three quarters of the fiscal year. We believe this occurs because the customers we target tend to spend a relatively greater portion of their annual capital budgets at the beginning of the calendar year compared with each of the last three quarters of the year.
Income Statement Reporting Reclassifications
During the fourth quarter of fiscal 2020, we determined that presenting service revenue as revenue from the Company's core subscription services would provide transparency and clarity to the users of the financial statements. As such, we reclassified certain revenue and cost of revenue on our consolidated statement of operations for the full year fiscal 2020, and the comparative fiscal years 2019 and 2018. The reclassifications did not have any impact on total revenue, consolidated net loss, or cash flows for any of the fiscal years presented. Professional services revenue and cost of professional services revenue previously reported in service revenue and cost of service revenue are now reported in other revenue and cost of other revenue. Product revenue and cost of product revenue are also now reported in other revenue and cost of other revenue. In addition, other immaterial expense reclassifications were made to our fiscal 2019 consolidated statement of operations to improve comparability; these reclassifications do not affect consolidated net loss, or cash flows for any of the fiscal years presented.

During the fourth quarter of fiscal 2019, we reclassified certain expenses on our consolidated statement of operations to provide additional clarity and insights in light of strategic and organizational changes impacting our channel, marketing and support activities. The reclassifications were made to cost of revenue, sales and marketing expenses, research and development expenses, and general and administrative expenses for the full year fiscal 2019 and the comparative fiscal year 2018. These reclassifications did not have any impact on total revenue, consolidated net loss, or cash flows for any of the fiscal years presented.
Reorganization Activities
In the fourth quarter of fiscal 2020, the Company committed to an operational initiative to adjust our cost structure, reorganize departments, and remove redundant functions across the Company. This initiative was implemented to streamline operations and structure the Company in a way that will enable our ability to more effectively scale the business and drive leverage in our cost structure and operations globally.
The initiative was substantially completed in the fourth quarter of fiscal 2020 with $5.9 million of costs incurred consisting of employee termination benefits and related costs, nearly all of which resulted in cash expenditures that were substantially paid out in the same period.
Revenue

Service revenue	Years Ended March 31,			Year-over-Year
	2020	2019	2018	2020 vs 2019		2019 vs 2018
	(dollar amounts in thousands)
Service revenue	$414,078	$325,305	$275,767	$88,773	27.3%	$49,538	18.0%
Percentage of total revenue	92.8%	92.3%	93.0%
The increase in service revenue in fiscal 2020, compared with fiscal 2019 was primarily attributable to an increase in our customer subscriber base (net of customer churn), with the largest part of the increase coming from our mid-market and enterprise customers, who are our fastest growing customer sector, contributing to an increase in the average annual service revenue per customer. This increase was primarily due to organic growth and to a lesser extent CPaaS revenue generated in connection with our acquisition of Wavecell in July 2019. Our service subscriber base grew from approximately 52,000 customers on March 31, 2019 to approximately 55,000 customers on March 31, 2020. Average annual service revenue per customer increased from $6,629 during fiscal 2019 to $7,876 for fiscal 2020. We expect the number of customers and average annual service revenue per customer to continue to grow in future periods. We expect total service revenue to grow over time as our business continues to expand globally.
The increase in fiscal year 2019, compared with fiscal year 2018, was primarily attributable to an increase in our customer subscriber base (net of customer churn), with the largest part of the increase coming from our mid-market and enterprise customers, who are our fastest growing customer sector, contributing to an increase in the average annual service revenue per customer. Our service subscriber base grew from approximately 49,000 customers at the end of fiscal 2018 to approximately 52,000 customers on March 31, 2019. Average annual service revenue per customer for the fiscal year increased from $5,920 for fiscal 2018 to $6,629 for fiscal 2019.

Other revenue	Years Ended March 31,			Year-over-Year Change
	2020	2019	2018	2020 vs 2019		2019 vs 2018
	(dollar amounts in thousands)
Other revenue	$32,159	$27,281	$20,733	$4,878	17.9%	$6,548	31.6%
Percentage of total revenue	7.2%	7.7%	7.0%
The increase in other revenue in fiscal 2020, compared with fiscal 2019, and fiscal 2019 compared to fiscal 2018, was primarily attributable to the increase in product sales and professional services revenue resulting from the overall growth in our business and subscriber base. We expect other revenue to grow over time at a rate lower than our service revenue as we focus on delivering higher margin subscription services revenue to existing and new customers.
No single customer represented more than 10% of our total revenues during fiscal 2020, 2019, or 2018.

The following table illustrates our revenues by geographic area. Revenues are attributed to countries based on the destination of shipment and the customer's service address.

	Years Ended March 31,
	2020	2019	2018
United States	79%	86%	90%
International	21%	14%	10%
Total	100%	100%	100%
Revenue generated from international customers increased in fiscal 2020 compared to fiscal 2019 and fiscal 2018 due to expansion in both EMEA and APAC regions, including those added in connection with our acquisition of Wavecell.
Cost of Revenue

Cost of service revenue	Years Ended March 31,			Year-over-Year Change
	2020	2019	2018	2020 vs 2019		2019 vs 2018
	(dollar amounts in thousands)
Cost of service revenue	$145,013	$86,122	$69,266	$58,891	68.4%	$16,856	24.3%
Percentage of service revenue	35.0%	26.5%	25.1%
The increase in cost of service revenue for fiscal 2020 from fiscal 2019 was primarily due to a $33.8 million increase in communication infrastructure costs incurred to deliver our services (attributable primarily to growth in usage across our platform including those in connection with CPaaS), a $7.1 million increase in amortization of capitalized software, a $6.5 million increase in facilities and other allocated expenses, a $6.8 million increase in employee and consulting related expenditures, $1.9 million increase in amortization of intangibles, and a $1.1 million increase in software expense.
The increase in cost of service revenue for fiscal 2019 from fiscal 2018 as primarily due to a $5.6 million increase in employee and consulting related expenditures, a $5.5 million increase in amortization of capitalized software, a $1.9 million increase in amortization of intangibles, a $1.1 million increase in third-party network service expenses (due to increased call volumes associated with our subscription revenue growth), a $1.0 million increase in licenses and fees, and a $0.8 million increase in software expense.
We expect that cost of service revenue will increase in absolute dollars in future periods as revenue continues to grow.

Cost of other revenue	Years Ended March 31,			Year-over-Year Changes
	2020	2019	2018	2020 vs 2019		2019 vs 2018
	(dollar amounts in thousands)
Cost of other revenue	$56,215	$43,850	$37,460	$12,365	28.2%	$6,390	17.1%
Percentage of other revenue	174.8%	160.7%	180.7%
The increase in the cost of other revenue for fiscal 2020 from fiscal 2019 and for fiscal 2019 from 2018 was primarily due to increased product shipments and the personnel and other costs associated with customer deployments.
Operating Expenses

Research and development	Years Ended March 31,			Year-over-Year Change
	2020	2019	2018	2020 vs 2019		2019 vs 2018
	(dollar amounts in thousands)
Research and development	$77,790	$62,063	$36,405	$15,727	25.3%	$25,658	70.5%
Percentage of total revenue	17.4%	17.6%	12.3%
The increase in research and development expenses for fiscal 2020 from fiscal 2019 was primarily due to an $8.6 million increase in stock-based compensation expenses, a $3.7 million increase in payroll and related expenses, net of capitalized costs for internally developed software, a $2.2 million increase in amortization of capitalized software expenses, and a $1.2 million increase in software expenses.
The increase in research and development expenses for fiscal 2019 from fiscal 2018 was primarily due to an $8.2 million increase in payroll and related expenses (partially related to a department reclassification from sales and marketing), net of capitalized costs, a $5.9 million increase in consulting and outside service expenses, a $5.7 million increase in stock-based compensation expenses, a $1.7 million increase in amortization of capitalized software, and a $1.3 million increase in software expenses.
We plan to continue investing in spend to support our research and development efforts to expand the capabilities and scope of our platform and enhance the user experience. While we expect to continue to improve our cost structure and achieve operational efficiencies, we expect that research and development expenses will increase in absolute dollars in future periods as we continue to invest in our development efforts, and vary from period-to-period as a percentage of revenue.

Sales and marketing	Years Ended March 31,			Year-over-Year Changes
	2020	2019	2018	2020 vs 2019		2019 vs 2018
	(dollar amounts in thousands)
Sales and marketing	$240,013	$177,976	$133,945	$62,037	34.9%	$44,031	32.9%
Percentage of total revenue	53.8%	50.5%	45.2%
The increase in sales and marketing expenses for fiscal 2020 from fiscal 2019 was primarily due to a $20.4 million increase in advertising and marketing expenses, a $16.1 million increase in payroll and related expenses from expansion of our sales force, an $8.3 million increase in stock-based compensation expenses, a $7.2 million increase in commission expenses, a $5.3 million increase in amortization of deferred sales commissions, a $1.5 million increase in recruiting and outside services, a $1.3 million increase in licenses and fees, and a $0.9 million increase in depreciation and amortization of intangibles.
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
We plan to continue investing in sales and marketing to attract and retain customers on our platform and increase our brand awareness. While we expect to continue to improve our cost structure and achieve operational efficiencies, we expect that sales and marketing expenses will increase in absolute dollars in future periods and vary from period-to-period as a percentage of revenue.

General and administrative	Years Ended March 31,			Year-over-Year Change
	2020	2019	2018	2020 vs 2019		2019 vs 2018
	(dollar amounts in thousands)
General and administrative	$87,025	$72,208	$51,851	$14,817	20.5%	$20,357	39.3%
Percentage of total revenue	19.5%	20.5%	17.5%
The increase in general and administrative expenses for fiscal 2020 from fiscal 2019 was primarily due to a $11.8 million  increase in payroll and related expenses, a $7.9 million increase in stock-based compensation expenses, a $3.5 million increase in rent expense related to additional office spaces, a $2.4 million increase in bad debt expense, a $2.4 million increase in acquisition and integration related expenses. These increases were partially offset by a decrease in allocated costs of $7.0 million, and the non-recurrence of sales and use tax expenses of $7.6 million that the Company recognized in fiscal 2019.
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
We expect to continue improving our cost structure and achieve operational efficiencies, and therefore also expect that general and administrative expenses as a percentage of total revenue will decline over time.

Impairment of goodwill, intangible assets and equipment	Years Ended March 31,			Year-over-Year Change
	2020	2019	2018	2020 vs 2019		2019 vs 2018
	(dollar amounts in thousands)
Impairment of goodwill, intangible assets and equipment	$—	$—	$9,469	$—	—%	$(9,469)	(100.0)%
Percentage of total revenue	—%	—%	3.2%

In fiscal 2018, we recorded a $9.5 million impairment charge for goodwill and other assets associated with DXI Limited, a UK company acquired by 8x8 in May 2015, as a result in the Company's change in product and marketing strategy for the use of DXI's technology.

Other income (expense), net	Years Ended March 31,			Year-over-Year Change
	2020	2019	2018	2020 vs 2019		2019 vs 2018
	(dollar amounts in thousands)
Other income (expense), net	$(11,717)	$1,463	$3,693	$(13,180)	(900.9)%	$(2,230)	(60.4)%
Percentage of total revenue	(2.6)%	0.4%	1.2%
The change in other income (expense), net primarily related to recognition of interest, amortization of debt discount, and amortization of issuance costs associated with our convertible senior notes issued in the fourth quarter of fiscal 2019 and the third quarter of fiscal 2020, of $15.6 million in fiscal 2020, compared to $1.5 million in fiscal 2019. These changes were offset in part by an increase of $1.6 million of interest income.
In fiscal 2019, other income (expense), net decreased by $2.2 million compared to fiscal 2018 primarily due to $1.5 million of interest expense and amortization associated with our convertible senior notes issued in the fourth quarter of fiscal 2019, other income of $1.5 million recorded in fiscal 2018 related to the release of cash held in escrow fund from our acquisition of DXI, and increase in unrealized losses on foreign exchanges of $0.6 million. These decreases were offset by an increase in interest income of $1.0 million.
With the recognition of interest expense and amortization of debt discount and issuance costs in connection with our convertible senior notes, we expect other income (expense), net to continue to be in a net expense position in future periods.

Provision for income taxes	Years Ended March 31,			Year-over-Year Change
	2020	2019	2018	2020 vs 2019		2019 vs 2018
	(dollar amounts in thousands)
Provision for income taxes	$832	$569	$66,294	$263	46.2%	$(65,725)	(99.1)%
Percentage of total revenue	0.2%	0.2%	22.4%
For the year ended March 31, 2020 and 2019, we recorded an income tax expense of $0.8 million and $0.6 million, respectively, mostly related to the current tax liabilities of profitable foreign subsidiaries and state minimum taxes. For the 12 months ended March 31, 2018, we recorded an income tax expense of $66.3 million, mostly related to the recording of a full valuation allowance established against our deferred tax assets in the quarter ended December 31, 2017.
We record deferred taxes based on differences between the financial statement basis and tax basis of assets and liabilities and available tax loss and credit carryforwards. In evaluating our ability to utilize our deferred tax assets, we consider available evidence, both positive and negative, in determining future taxable income on a jurisdiction-by-jurisdiction basis. We record a valuation allowance against deferred tax assets if, based on the weight of the evidence, it is more likely than not that some portion or all of the deferred tax assets will not be realized. A significant item of objective negative evidence considered was the historical three-year cumulative pretax loss reached in fiscal 2018. As a result, we recorded a full valuation allowance against our U.S. deferred tax assets in the period ended December 31, 2017, and continued to record valuation allowance against our deferred tax assets generated thereafter. We also continue to maintain a valuation allowance against our U.K deferred tax assets as well as the recently acquired Singapore deferred tax assets.
The Tax Cuts and Jobs Act ("the Act") that was enacted on December 22, 2017, significantly reformed the Internal Revenue Code of 1986, as amended. The Act contains significant changes to corporate taxation, including reduction of the corporate tax rate from 35% to 21%, limitation of the tax deduction for interest expense to 30% of earnings, limitation of the deduction for net operating losses to 80% of current year taxable income and elimination of net operating loss carrybacks, one time taxation of offshore earnings at reduced rates regardless of whether they are repatriated, elimination of U.S. tax on foreign earnings (subject to certain important exceptions), immediate deductions for certain new investments instead of deductions for depreciation expense over time, and modifying or repealing many business deductions and credits. In the third quarter of fiscal 2018, we remeasured our deferred tax assets and liabilities based on the rates at which they are expected to reverse in the future, which is generally 21%. We did not record any one-time transition tax liability for our foreign subsidiaries as our calculations concluded we do not have any untaxed foreign accumulated earnings.
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

Liquidity and Capital Resources
As of March 31, 2020, we had $170.9 million of cash, cash equivalents, and short-term investments. In addition, we had $19.0 million in restricted cash, of which $8.6 million in support of letter of credits securing leases for office facilities in California and New York and $10.4 million held in escrow for our acquisition of Wavecell, pursuant to the terms of the acquisition agreement. At March 31, 2019, we had $346.5 million of cash, cash equivalents, and short-term investments as well as the $8.1 million in deposit as restricted cash. We believe that our existing cash, cash equivalents and investment balances, and our anticipated cash flows from operations will be sufficient to meet our working capital and expenditure requirements for the next 12 months. Although we believe we have adequate sources of liquidity over the next 12 months, the success of our operations, the global economic outlook, and the pace of sustainable growth in our markets, in each case, in light of the market volatility and uncertainty as a result of the COVID-19 pandemic, among other factors, could impact our business and liquidity.
Year over Year Changes
Net cash used in operating activities for fiscal 2020 was $93.9 million, compared with $14.9 million for fiscal 2019. Cash used in or provided by operating activities is primarily affected by:

•	the amount of net income or loss;

•	the amount of non-cash expense items such as depreciation, amortization, and impairments;

•	the expense associated with stock options and stock-based awards; and

•	changes in working capital accounts, particularly in the timing of collections from receivable and payments of obligations, such as commissions.
In fiscal 2020, net cash used in operating activities was primarily related to the net loss of $172.4 million, net cash outflow from sales commissions payments and recognition of deferred sales commissions of $26.9 million, and other smaller working capital changes, which were partially offset by non-cash charges such as stock-based compensation expense of $70.9 million, amortization of capitalized software of $19.0 million, amortization of debt discount of $14.0 million, and operating lease expenses of $15.0 million.
Net cash used in operating activities during fiscal 2019 was primarily related to the net loss of $88.7 million, net cash outflow from sales commissions of $11.1 million, and other smaller working capital changes, which were partially offset by non-cash charges such as stock-based compensation expense of $44.5 million, depreciation and amortization of intangible of $14.9 million, amortization of capitalized software of $9.7 million, and non-cash lease expense of $4.8 million.
Net cash used in investing activities was $106.3 million in fiscal 2020, compared with $10.9 million provided by investing activities in fiscal 2019. The cash used in investing activities during fiscal 2020 was primarily related to purchases of property and equipment of $35.8 million, largely in connection with the build out of our corporate office, capitalized internal software development costs of $31.6 million, and net cash paid of $59.1 million in connection with our acquisitions. This was partially offset by the proceeds from the sales and maturities of investments, net of purchases, of $20.2 million.
Net cash provided by investing activities of $10.9 million during fiscal 2019, compared with $7.3 million used in investing activities in fiscal 2018, was primarily related to $51.2 million of proceeds from sales and maturities of investments, net of purchases of investments. This was partially offset by $9.1 million of property and equipment investments and capitalized internal software development costs of $25.6 million.
Net cash provided by financing activities was $72.1 million in fiscal 2020, compared with $249.2 million provided by financing activities in fiscal 2019. The cash provided by financing activities in fiscal 2020 was primarily from the issuance of convertible debt of $73.9 million and $14.3 million from the issuance of common stock under employee stock purchase plans. These inflows were partially offset by $9.3 million in capped call transactions, and $6.6 million paid to settle payroll tax obligations for employee equity awards.
Our financing activities for fiscal 2019 provided cash of $249.2 million, compared with $16.4 million used in financing activities for fiscal 2018, primarily from the issuance of convertible debt of $279.5 million and from the issuance of common stock under employee stock purchase plans of $12.2 million. These inflows were partially offset by $33.7 million in capped call transactions, $7.8 million to settle payroll tax obligations and $0.9 million to make payments for lease obligations.
Off-Balance Sheet Arrangements
As of March 31, 2020, we did not have any off-balance sheet arrangements, as defined in Item 303(a)(4)(ii) of SEC Regulation S-K, such as the use of unconsolidated subsidiaries, structured finance, special purpose entities or variable interest entities.
As set forth below in our contractual obligations table, we do have inventory purchases and other commitments incurred in the normal course of business. We may also agree in the normal course of business to indemnify other parties, including customers, lessors and parties to other transactions with us with respect to matters such as breaches of representations or covenants or intellectual property infringement or other claims made by third parties. See Note 7, "COMMITMENTS AND CONTINGENCIES" in the Notes to Consolidated Financial Statements for further information about our indemnification arrangements.

Contractual Obligations
Obligations related to our convertible senior notes, operating lease payments, and purchase obligations at March 31, 2020 for the next five years were as follows (in thousands):

	Payments Due by Period
	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Convertible senior notes	$362,500	$—	$—	$362,500	$—
Operating lease obligations(1)	122,458	9,765	31,507	23,108	58,078
Lease assignment contract(1)	9,769	8,969	800	—	—
Purchase obligations	4,164	2,933	1,231	—	—
Total	$498,891	$21,667	$33,538	$385,608	$58,078

(1) See Note 6, "LEASES" in the Notes to Consolidated Financial Statements for further information.
CRITICAL ACCOUNTING POLICIES & ESTIMATES
Our consolidated financial statements are prepared in accordance with U.S. GAAP. Refer to Note 1, "THE COMPANY AND SIGNIFICANT ACCOUNTING POLICIES", in the Notes to Consolidated Financial Statements in Part II, Item 8 of this Report that describes the significant accounting policies and methods used in the preparation of our consolidated financial statements.
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
Revenue Recognition
Our revenue recognition policies are also described in Note 1, "THE COMPANY AND SIGNIFICANT ACCOUNTING POLICIES" in the Notes to Consolidated Financial Statements in Part II, Item 8 of this Annual Report. As described below, significant management judgments and estimates must be made and used in connection with the revenue recognized in any accounting period. Material differences may result in the amount and timing of our revenue for any period if our management made different judgments or utilized different estimates.
We recognize service revenue, mainly from subscription services to our cloud-based voice, call center, video, and collaboration solutions using the five-step model as prescribed by ASU No. 2014-09, Revenue from Contracts with Customers (ASC 606), as amended: Topic 606:

•	Identification of the contract, or contracts, with a customer;

•	Identification of the performance obligations in the contract;

•	Determination of the transaction price;

•	Allocation of the transaction price to the performance obligations in the contract; and

•	Recognition of revenue when or as, the Company satisfies a performance obligation.
We identify performance obligations in contracts with customers, which may include subscription services, usage based services, , product delivery, and professional services. The transaction price is determined based on the amount we expect to be entitled to receive in exchange for transferring the promised services or products to the customer. The transaction price in the contract is allocated to each distinct performance obligation in an amount that represents the relative amount of consideration expected to be received in exchange for satisfying each performance obligation. Revenue is recognized when performance obligations are satisfied. Revenues are recorded based on the transaction price excluding amounts collected on behalf of third parties such as sales and telecommunication taxes, which are collected on behalf of and remitted to governmental authorities. We generally bill our customers on a monthly basis. Contracts typically range from annual to multi-year agreements with payment terms of net 30 days or less. We occasionally allow a 30-day period to cancel a subscription and return products shipped for a full refund.
When a contract with a customer is signed, we assess whether collection of the fees under the arrangement is probable. We maintain a revenue reserve for potential credits to be issued.

We record reductions to revenue for estimated sales returns and customer credits at the time the related revenue is recognized. Sales returns and customer credits are estimated based on our historical experience, current trends and our expectations regarding future experience. We monitor the accuracy of its sales reserve estimates by reviewing actual returns and credits and adjusts them for its future expectations to determine the adequacy of its current and future reserve needs. If actual future returns and credits differ from past experience, additional reserves may be required.
When our services do not meet certain service level commitments, our customers are entitled to receive service credits, and in certain cases, refunds, each representing a form of variable consideration. We historically have not experienced any significant incidents affecting the defined levels of reliability and performance as required by our subscription contracts. Accordingly, the amount of any estimated refunds related to these agreements in the consolidated financial statements is not material during the periods presented.
Service Revenue
Service revenue from subscriptions to our cloud-based technology platform is recognized over time on a ratable basis over the contractual subscription term beginning on the date that the platform is made available to the customer until the end of the contractual period. Payments received in advance of subscription services being rendered are recorded as deferred revenue; revenue recognized for services rendered in advance of payments received are recorded as contract assets. Usage fees, when bundled, are billed in advance and recognized over time on a ratable basis over the contractual subscription term, which is usually the monthly contractual billing period. Non-bundled usage fees are recognized as actual usage occurs.
Other Revenue
Other revenue comprises primarily product revenue and professional services revenue. We recognize product revenue for telephony equipment at a point in time, when transfer of control has occurred, which is generally upon shipment. Sales returns are recorded as a reduction to revenue estimated based on historical experience. Professional services for deployment, configuration, system integration, optimization, customer training or education are primarily billed on a fixed-fee basis and are performed by us directly or, alternatively, customers may also choose to perform these services themselves or engage their own third-party service providers. Professional services revenue is recognized as services are performed or upon completion of the deployment.
Collectability of Accounts Receivable
We consider whether collection is probable at the inception of a contract with a customer, in determining its impact to our ability to recognize revenue. Subsequently, on an on-going basis, management specifically analyzes accounts receivable, including historical bad debts, customer concentrations, customer creditworthiness, current economic trends and changes in our customer payment terms when evaluating the adequacy of the allowance for doubtful accounts. If the financial condition of our customers deteriorates, our actual losses may exceed our estimates, and additional allowances would be required.
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
The Company performs testing for impairment of goodwill on an annual basis, or as events occur or circumstances change that would more likely than not reduce the fair value of the Company’s single reporting unit below its carrying amount. Goodwill is considered impaired if the carrying value of the reporting unit exceeds its fair value.
See Note 1, "THE COMPANY AND SIGNIFICANT ACCOUNTING POLICIES", in the Notes to Consolidated Financial Statements in Part II, Item 8 of this Report for additional information.
Internal-Use Software Development Costs
We account for computer software developed or obtained for internal use in accordance with ASC 350-40, Internal Use Software (ASC 350-40), which requires capitalization of certain software development costs incurred during the application development stage. In accordance with authoritative guidance, we begin to capitalize our costs to develop software when preliminary development efforts are successfully completed, management has authorized and committed project funding, and it is probable that the project will be completed and the software will be used as intended. Once the project has been completed, these costs are amortized on a straight-line basis over the estimated useful life of the related asset, generally estimated to be three years. Costs incurred prior to meeting these criteria together with costs incurred for training and maintenance are expensed as incurred and recorded in the applicable income statement category, typically research and development, in our consolidated statements of operations.
Income and Other Taxes
As part of the process of preparing our consolidated financial statements, we are required to estimate our income taxes in each of the jurisdictions in which we operate. This process requires us to estimate our actual current tax expense and to assess temporary differences resulting from book-tax accounting differences for items such as accrued vacation. These differences result in deferred tax assets and liabilities, which are included within our consolidated balance sheet. We must then assess the likelihood that our deferred tax assets will be recovered from future taxable income and to the extent we believe that recovery is not likely, we must establish a valuation allowance.
Significant management judgment is required to determine the valuation allowance recorded against our net deferred tax assets, which include net operating loss and tax credit carry-forwards. The valuation allowance is based on our estimates of taxable income by jurisdiction in which we operate and the period over which our deferred tax assets will be recoverable.
In evaluating our ability to utilize our deferred tax assets, we consider available evidence, both positive and negative, in determining future taxable income on a jurisdiction-by-jurisdiction basis. We record a valuation allowance against deferred tax assets if, based on the weight of the evidence, it is more likely than not that some portion or all of the deferred tax assets will not be realized. A significant item of objective negative evidence considered was the historical three-year cumulative pretax loss as of the end of our third quarter of fiscal 2018. As a result, we recorded a full valuation allowance against our U.S. deferred tax assets during that period. As of March 31, 2020, we continue to maintain a full valuation allowance against our net deferred tax asset in the consolidated balance sheet.
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
Our products and services are subject to sales, use and utility taxes and other fees in many jurisdictions. We assess, collect and remit these taxes and report them to municipal, state and federal agencies on a monthly or quarterly basis. We regularly receive inquiries, demands or audit requests from these municipal and state tax agencies. During the year ended March 31, 2019, we determined that additional sales taxes were probable of being assessed and estimable in multiple states as a result of findings from sales and use tax audits, and estimated an $8.0 million sales tax liability. As of March 31, 2020, we have an accrual related to sales tax liability of $4.5 million.
Stock-Based Compensation
We account for our employee stock options, stock purchase rights, restricted stock units (“RSUs”), and restricted performance stock units granted under the provisions of ASC 718 - Stock Compensation. Under the provisions of ASC 718, stock-based compensation cost is measured at the grant date, based on the estimated fair value of the award, and is recognized as an expense over the employee's requisite service period (generally the vesting period of the equity grant), net of estimated forfeitures. See Note 1, "THE COMPANY AND SIGNIFICANT ACCOUNTING POLICIES", in the Notes to Consolidated Financial Statements in Part II, Item 8 of this Report for additional information.
Recently Issued and Adopted Accounting Pronouncements
Recent accounting pronouncements are detailed in Note 1, "THE COMPANY AND SIGNIFICANT ACCOUNTING POLICIES", in the Notes to Consolidated Financial Statements included in Part II, Item 8 of this Annual Report on Form 10-K.
ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Interest Rate Fluctuation Risk
We had cash, cash equivalents, and investments totaling $186.9 million as of March 31, 2020. Cash equivalents and investments were invested primarily in money market funds, U.S. treasury, commercial paper, and corporate bonds. Our investment policy is focused on the preservation of capital and supporting our liquidity needs. Under the policy, we invest in highly rated securities, while limiting the amount of credit exposure to any one issuer other than the U.S. government. We do not invest in financial instruments for trading or speculative purposes, nor do we use leveraged financial instruments. We utilize external investment managers who adhere to the guidelines of our investment policy. A hypothetical 10% change in interest rates would not have a material impact on the value of our cash, cash equivalents, or available-for-sale investments.
The Company issued $362.5 million aggregate principal amount of convertible senior notes. The fair value of the convertible senior notes is subject to interest rate risk, market risk and other factors due to the conversion feature. The fair value of the convertible senior notes will generally increase as our common stock price increases and will generally decrease as our common stock price declines. The interest and market value changes affect the fair value of the convertible senior notes but do not impact our financial position, cash flows or results of operations due to the fixed nature of the debt obligation. Additionally, we carry the convertible senior notes at face value less unamortized discount on our consolidated balance sheets, and we present the fair value for required disclosure purposes only.

Foreign Currency Exchange Risk
We have foreign currency risks related to our revenue and operating expenses denominated in currencies other than the U.S. dollar, primarily the British Pound, causing both our revenue and our operating results to be impacted by fluctuations in the exchange rates.
Gains or losses from the revaluation of certain cash balances, accounts receivable balances and intercompany balances that are denominated in these currencies impact our net income (loss). A hypothetical decrease in all foreign currencies against the US dollar of 10%, would not result in a material foreign currency loss on foreign-denominated balances, at March 31, 2020. As our foreign operations expand, our results may be more impacted by fluctuations in the exchange rates of the currencies in which we do business.
At this time, we do not, but we may in the future, enter into financial instruments to hedge our foreign currency exchange risk.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Shareholders and the Board of Directors
8x8, Inc.
Opinions on the Financial Statements and Internal Control over Financial Reporting
We have audited the accompanying consolidated balance sheets of 8x8, Inc. (the “Company”) as of March 31, 2020 and 2019, the related consolidated statements of operations, comprehensive loss, stockholders’ equity, and cash flows for each of the three years in the period ended March 31, 2020, and the related notes and Schedule II - Valuation and Qualifying Accounts (collectively referred to as the “consolidated financial statements”). We also have audited the Company’s internal control over financial reporting as of March 31, 2020, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of the Company as of March 31, 2020 and 2019, and the consolidated results of its operations and its cash flows for each of the three years in the period ended March 31, 2020, in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of March 31, 2020, based on criteria established in Internal Control - Integrated Framework (2013) issued by COSO.
Change in Accounting Principle
As discussed in Note 1 to the consolidated financial statements, in 2020 the Company changed its method of accounting for leases due to the adoption of Accounting Standards Codification Topic No. 842.
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
As discussed in Management’s Report on Internal Control over Financial Reporting, on July 17, 2019, the Company acquired Wavecell Pte. Ltd. (“Wavecell”). For the purposes of assessing internal control over financial reporting, management excluded Wavecell, whose financial statements are not significant to the Company’s consolidated financial statements. Accordingly, our audit did not include the internal control over financial reporting of Wavecell.
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
Critical Audit Matter
The critical audit matter communicated below is a matter arising from the current period audit of the consolidated financial statements that was communicated or required to be communicated to the audit committee and that (1) relates to accounts or disclosures that are material to the consolidated financial statements; and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.
Valuation of Acquired Intangible Assets - Wavecell Acquisition
As described in Note 13 to the consolidated financial statements, the Company completed the acquisition of Wavecell during fiscal year 2020 for consideration of approximately $117 million. The transaction was accounted for as a business combination whereby management estimated the fair values of the identified assets acquired and liabilities assumed.
Auditing the Company's accounting for its acquisition of Wavecell was complex due to the significant estimation uncertainty in the Company’s determination of the $21 million fair value of identified intangible assets, which consisted of trade and domain names, developed technologies, and customer relationships. The significant estimation uncertainty was primarily due to the complexity of the valuation models used to measure the fair value of the intangible assets and the sensitivity of the respective fair value estimates to the significant underlying assumptions. The significant assumptions used to estimate the fair value of the intangible assets included the discount rates, useful lives, royalty rates, internal rate of return and revenue growth rates. These significant assumptions are especially challenging to audit as they are forward looking and could be affected by future economic and market conditions.
The primary procedures we performed to address this critical audit matter included:

•
Obtained an understanding of the Company’s acquisition process and evaluated the design and operating effectiveness of controls as it related to the Company’s valuation process and methodology for acquired intangible assets. This included testing controls over the Company’s estimation process supporting the recognition and measurement of intangible assets, as well as controls over management’s judgments and evaluation of underlying assumptions regarding their valuation.

•
Evaluated the Company’s methodology used to estimate the fair value of the trade and domain names, developed technologies, and customer relationships, including involving valuation specialists to assist with our evaluation of the methodology used by the Company and of certain assumptions and conclusions included in the fair value estimates. For example, our valuation specialists performed independent comparative calculations to estimate the acquired entity’s discount rate, useful lives, royalty rate, and internal rate of return as it related to the valuation of the trade and domain names, developed technologies, and customer relationships.

•
Evaluated the significant assumptions used by the Company, including projected financial information of the acquired entity, which primarily related to revenue growth rates, including testing the completeness and accuracy of the underlying data supporting the significant assumptions and estimates. Specifically, when evaluating the assumptions related to the revenue growth rates and changes in the business that would drive these forecasted growth rates, we compared the assumptions to industry trends, third party due diligence reports, and subsequent interim period results to evaluate management’s estimates as of the date of the transaction.

/s/ Moss Adams LLP
San Francisco, California
May 19, 2020
We have served as the Company's auditor since 2008.

8X8, INC.
CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share amounts)

	March 31,
	2020	2019
ASSETS
Current assets:
Cash and cash equivalents	$137,394	$276,583
Restricted cash, current	10,376	—
Short-term investments	33,458	69,899
Accounts receivable, net	37,811	20,181
Deferred sales commission costs, current	22,444	15,601
Other current assets	35,679	15,127
Total current assets	277,162	397,391
Property and equipment, net	94,382	52,835
Operating lease, right-of-use assets	78,963	—
Intangible assets, net	24,001	11,680
Goodwill	128,300	39,694
Restricted cash, non-current	8,641	8,100
Long-term investments	16,083	—
Deferred sales commission costs, non-current	53,307	33,693
Other assets	19,802	2,965
Total assets	$700,641	$546,358
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$40,261	$32,280
Accrued compensation	22,656	18,437
Accrued taxes	10,251	13,862
Operating lease liabilities, current	5,875	—
Deferred revenue	7,105	3,336
Other accrued liabilities	37,277	6,790
Total current liabilities	123,425	74,705
Operating lease liabilities, non-current	92,452	—
Convertible senior notes, net	291,537	216,035
Other liabilities, non-current	2,496	6,228
Total liabilities	509,910	296,968
Commitments and contingencies (Note 7)
Stockholders' equity:
Preferred stock, $0.001 par value, Authorized: 5,000,000 shares Issued and outstanding: none at March 31, 2020 and 2019	—	—
Common stock, $0.001 par value, Authorized: 200,000,000 shares Issued and outstanding: 103,178,621 shares and 96,119,888 shares at March 31, 2020 and 2019, respectively	103	96
Additional paid-in capital	625,474	506,949
Accumulated other comprehensive loss	(12,176)	(7,353)
Accumulated deficit	(422,670)	(250,302)
Total stockholders' equity	190,731	249,390
Total liabilities and stockholders' equity	$700,641	$546,358
The accompanying notes are an integral part of these consolidated financial statements.

8X8, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share amounts)

	Years Ended March 31,
	2020	2019	2018
Service revenue	$414,078	$325,305	$275,767
Other revenue	32,159	27,281	20,733
Total revenue	446,237	352,586	296,500
Operating expenses:
Cost of service revenue	145,013	86,122	69,266
Cost of other revenue	56,215	43,850	37,460
Research and development	77,790	62,063	36,405
Sales and marketing	240,013	177,976	133,945
General and administrative	87,025	72,208	51,851
Impairment of goodwill, intangible assets and equipment	—	—	9,469
Total operating expenses	606,056	442,219	338,396
Loss from operations	(159,819)	(89,633)	(41,896)
Other income (expense), net	(11,717)	1,463	3,693
Loss before provision for income taxes	(171,536)	(88,170)	(38,203)
Provision for income taxes	832	569	66,294
Net loss	$(172,368)	$(88,739)	$(104,497)
Net loss per share:
Basic and diluted	$(1.72)	$(0.94)	$(1.14)
Weighted average number of shares:
Basic and diluted	99,999	94,533	92,017
The accompanying notes are an integral part of these consolidated financial statements.

8X8, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(In thousands)

	Years Ended March 31,
	2020	2019	2018
Net loss	$(172,368)	$(88,739)	$(104,497)
Other comprehensive income (loss), net of tax
Unrealized gains (losses) on investments	(203)	473	(259)
Foreign currency translation adjustment	(4,620)	(2,181)	4,256
Comprehensive loss	$(177,191)	$(90,447)	$(100,500)
The accompanying notes are an integral part of these consolidated financial statements.

8X8, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(In thousands, except shares)

	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total
	Shares	Amount
Balance at March 31, 2017	91,500,091	$91	$412,762	$(9,642)	$(114,610)	$288,601
Adjustment to opening balance for change in accounting principle	—	—	—	—	17,643	17,643
Issuance of common stock under stock plans, less withholding	2,709,990	3	2,179	—	—	2,182
Repurchases of common stock	(1,362,727)	(1)	(17,933)	—	—	(17,934)
Stock-based compensation expense	—	—	28,782	—	—	28,782
Unrealized investment gain (loss)	—	—	—	(259)	—	(259)
Foreign currency translation adjustment	—	—	—	4,256	—	4,256
Net loss	—	—	—	—	(104,497)	(104,497)
Balance at March 31, 2018	92,847,354	93	425,790	(5,645)	(201,464)	218,774
Adjustment to opening balance for change in accounting principle	—	—	—	—	39,901	39,901
Issuance of common stock under stock plans, less withholding	3,272,534	3	4,483	—	—	4,486
Stock-based compensation expense	—	—	45,548	—	—	45,548
Unrealized investment gain (loss)	—	—	—	473	—	473
Foreign currency translation adjustment	—	—	—	(2,181)	—	(2,181)
Equity component of convertible senior notes, net of issuance costs	—	—	31,128	—	—	31,128
Net loss	—	—	—	—	(88,739)	(88,739)
Balance at March 31, 2019	96,119,888	96	506,949	(7,353)	(250,302)	249,390
Issuance of common stock under stock plans, less withholding	4,452,267	4	7,773	—	—	7,777
Issuance of common stock related to acquisition	2,606,466	3	35,837	—	—	35,840
Stock-based compensation expense	—	—	71,821	—	—	71,821
Unrealized investment gain (loss)	—	—	—	(203)	—	(203)
Foreign currency translation adjustment	—	—	—	(4,620)	—	(4,620)
Equity component of convertible senior notes, net of issuance costs	—	—	3,094	—	—	3,094
Net loss	—	—	—	—	(172,368)	(172,368)
Balance at March 31, 2020	103,178,621	$103	$625,474	$(12,176)	$(422,670)	$190,731
The accompanying notes are an integral part of these consolidated financial statements.

8X8, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Years Ended March 31,
	2020	2019	2018
Cash flows from operating activities:
Net loss	$(172,368)	$(88,739)	$(104,497)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Depreciation	9,360	8,748	8,171
Amortization of intangibles	8,842	6,175	5,033
Impairment of goodwill and long-lived assets	—	—	9,469
Amortization of capitalized software	19,025	9,748	2,513
Amortization of debt discount and issuance costs	14,045	1,355	—
Amortization of deferred sales commission costs	19,541	14,204	—
Provision for doubtful accounts	3,479	1,115	839
Operating lease expense, net of accretion	14,971	—	—
Non-cash lease expense	—	4,802	—
Stock-based compensation expense	70,878	44,508	29,176
Deferred income tax expense	—	—	66,273
Gain on escrow settlement	—	—	(1,393)
Other	3,522	178	(162)
Changes in assets and liabilities:
Accounts receivable	(12,737)	(5,393)	(2,402)
Deferred sales commission costs	(46,421)	(25,286)	—
Other current and non-current assets	(33,137)	(4,337)	(3,149)
Accounts payable and accruals	2,159	17,252	11,860
Deferred revenue	4,936	802	310
Net cash (used in) provided by operating activities	(93,905)	(14,868)	22,041
Cash flows from investing activities:
Purchases of property and equipment	(35,834)	(9,096)	(9,178)
Cost of capitalized software	(31,573)	(25,622)	(12,486)
Proceeds from escrow settlement	—	—	1,393
Purchases of investments	(42,223)	(54,127)	(115,224)
Sales of investments	36,515	54,642	27,841
Proceeds from maturities of investments	25,950	50,700	100,382
Acquisition of businesses, net of cash acquired	(59,129)	(5,625)	—
Net cash (used in) provided by investing activities	(106,294)	10,872	(7,272)
Cash flows from financing activities:
Finance lease payments	(315)	(949)	(1,079)
Payment of contingent consideration	—	—	(150)
Repurchase of common stock, including for withholding taxes	(6,550)	(7,823)	(22,440)
Proceeds from issuance of common stock under employee stock plans	14,330	12,202	7,229
Purchases of capped calls	(9,288)	(33,724)	—
Net proceeds from issuance of convertible senior notes	73,918	279,532	—
Net cash provided by (used in) financing activities	72,095	249,238	(16,440)
Effect of exchange rate changes on cash	(168)	(362)	444
Net increase (decrease) in cash, cash equivalents and restricted cash	(128,272)	244,880	(1,227)
Cash, cash equivalents and restricted cash, beginning of year	284,683	39,803	41,030
Cash, cash equivalents and restricted cash, end of year	$156,411	$284,683	$39,803
Supplemental and non-cash disclosures:
Right-of-use assets obtained in exchange for new and modified operating lease liabilities	$79,100	$—	$—
Interest paid	1,553	—	36
Income taxes paid	934	356	38
Equipment acquired under capital leases	—	68	765

Reconciliation of cash, cash equivalents and restricted cash to the consolidated balance sheets (in thousands):

	March 31,
	2020	2019	2018
Cash and cash equivalents	$137,394	$276,583	$31,703
Restricted cash, current	10,376	—	—
Restricted cash, non-current	8,641	8,100	8,100
Total cash, cash equivalents and restricted cash	$156,411	$284,683	$39,803
The accompanying notes are an integral part of these consolidated financial statements.

8X8, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
1. THE COMPANY AND SIGNIFICANT ACCOUNTING POLICIES
THE COMPANY
8x8, Inc. ("8x8" or the "Company") was incorporated in California in February 1987 and was reincorporated in Delaware in December 1996.
The Company is a leading cloud provider of enterprise Software-as-a-Service ("SaaS") communications solutions that enable businesses of all sizes to communicate faster and smarter across voice, video meetings, chat and contact centers, transforming both employee and customer experiences with communications that work simply, integrate seamlessly, and perform reliably. From one proprietary cloud technology platform, customers have access to unified communications, team collaboration, video conferencing, contact center, data and analytics, and other services. Since fiscal 2004, substantially all revenue has been generated from the sale of communications services and related hardware. Prior to fiscal 2003, the Company's main business was Voice over Internet Protocol semiconductors.
The Company's fiscal year ends on March 31 of each calendar year. Each reference to a fiscal year in these Notes to Consolidated Financial Statements refers to the fiscal year ended March 31 of the calendar year indicated (for example, fiscal 2020 refers to the fiscal year ended March 31, 2020).
Acquisitions
In April 2018, the Company entered into an asset purchase agreement with MarianaIQ, Inc., pursuant to which the Company purchased technology and other assets to strengthen the artificial intelligence and machine learning capabilities of the Company's X Series product suite.
In October 2018, the Company entered into an asset purchase agreement with Atlassian Corporation PLC for the purchase of the Jitsi video collaboration technology ("Jitsi"). Jitsi extends the Company's cloud technology platform with scalable video routing and interoperability capabilities built on industry standards such as WebRTC.
In July 2019, the Company entered into a share purchase agreement with Wavecell Pte. Ltd, an Asia-based provider of communication platform as a service ("CPaaS") solutions. This acquisition of an enterprise-class API solution extends 8x8’s technology advantage as a fully-owned, cloud technology platform with UCaaS, CCaaS, VCaaS, and CPaaS solutions able to natively offer pre-packaged communications, contact center, and video solutions and open APIs to embed these and other communications into an organization’s core business processes.
See Note 13, " ACQUISITIONS" in the Notes to Consolidated Financial Statements for further discussion.
PRINCIPLES OF CONSOLIDATION
The consolidated financial statements include the accounts of 8x8 and its subsidiaries. All material intercompany accounts and transactions have been eliminated.
Income Statement Reporting Reclassifications
During the fourth quarter of fiscal 2020, the Company determined that presenting service revenue as revenue from the Company's core subscription services would provide transparency and clarity to the users of the financial statements. As such, the Company reclassified certain revenue and cost of revenue on its consolidated statement of operations for the full year fiscal 2020, and the comparative fiscal years 2019 and 2018. The reclassifications did not have any impact on total revenue, consolidated net loss, or cash flows for any of the fiscal years presented. Professional services revenue and cost of professional services revenue previously reported in service revenue and cost of service revenue are now reported in other revenue and cost of other revenue. Product revenue and cost of product revenue are also now reported in other revenue and cost of other revenue. In addition, other immaterial expense reclassifications were made to our fiscal 2019 consolidated statement of operations to improve comparability; these reclassifications do not affect consolidated net loss, or cash flows for any of the fiscal years presented.
During the fourth quarter of fiscal 2019, the Company reclassified certain expenses on its Consolidated Statement of Operations to provide additional clarity and insights in light of strategic and organizational changes impacting its channel, marketing and support activities. The reclassifications were made to cost of revenue, sales and marketing expenses, research and development expenses, and general and administrative expenses for the full year fiscal 2019 and the comparative fiscal year 2018. These reclassifications did not have any impact on total revenue, consolidated net loss, or cash flows for any of the fiscal years presented.
USE OF ESTIMATES
The preparation of the consolidated financial statements in conformity with U.S. generally accepted accounting principles generally ("U.S. GAAP") requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities and equity and disclosure of contingent assets and liabilities at the date of the consolidated financial statements, and the reported amounts of revenues and expenses during the reporting period. On an ongoing basis, the Company evaluates its estimates, including, but not limited to, those related to bad debts, returns reserve for expected cancellations, fair value of and/or potential impairment of goodwill and intangible assets, capitalization of internally developed software, benefit period for deferred commissions, stock-based compensation, incremental borrowing rate used to calculate operating lease liabilities, income and sales tax liabilities, convertible senior notes fair value, litigation, and other contingencies. The Company bases its estimates on known facts and circumstances, historical experience, and various other assumptions. Actual results could differ from those estimates under different assumptions or conditions.
REVENUE RECOGNITION
As described below, significant management judgments and estimates must be made and used in connection with the revenue recognized in any accounting period. Material differences may result in the amount and timing of our revenue for any period if our management made different judgments or utilized different estimates.
We recognize service revenue, mainly from subscription services to its cloud-based voice, call center, video, and collaboration solutions using the five-step model as prescribed by ASU No. 2014-09, Revenue from Contracts with Customers (ASC 606), as amended: Topic 606:

•	identification of the contract, or contracts, with a customer;

•	identification of the performance obligations in the contract;

•	determination of the transaction price;

•	allocation of the transaction price to the performance obligations in the contract; and

•	recognition of revenue when or as, the Company satisfies a performance obligation.
We identify performance obligations in contracts with customers, which may include subscription services and related usage, product revenue and professional services. The transaction price is determined based on the amount we expect to be entitled to receive in exchange for transferring the promised services or products to the customer. The transaction price in the contract is allocated to each distinct performance obligation in an amount that represents the relative amount of consideration expected to be received in exchange for satisfying each performance obligation. Revenue is recognized when performance obligations are satisfied. Revenues are recorded based on the transaction price excluding amounts collected on behalf of third parties such as sales and telecommunication taxes, which are collected on behalf of and remitted to governmental authorities. We generally bill our customers on a monthly basis. Contracts typically range from annual to multi-year agreements with payment terms of net 30 days or less. We occasionally allow a 30-day period to cancel a subscription and return products shipped for a full refund.
When a contract with a customer is signed, the Company assesses whether collection of the fees under the arrangement is probable. The Company maintains a revenue reserve for potential credits to be issued.
The Company records reductions to revenue for estimated sales returns and customer credits at the time the related revenue is recognized. Sales returns and customer credits are estimated based on its historical experience, current trends and its expectations regarding future experience. The Company monitors the accuracy of its sales reserve estimates by reviewing actual returns and credits and adjusts them for its future expectations to determine the adequacy of its current and future reserve needs. If actual future returns and credits differ from past experience, additional reserves may be required.
When the Company's services do not meet certain service level commitments, customers are entitled to receive service credits, and in certain cases, refunds, each representing a form of variable consideration. The Company historically has not experienced any significant incidents affecting the defined levels of reliability and performance as required by our subscription contracts. Accordingly, the amount of any estimated refunds related to these agreements in the consolidated financial statements is not material during the periods presented.
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
Service Revenue
Service revenue from subscriptions to the Company's cloud-based technology platform is recognized over time on a ratable basis over the contractual subscription term beginning on the date that the platform is made available to the customer until the end of the contractual period. Payments received in advance of subscription services being rendered are recorded as deferred revenue; revenue recognized for services rendered in advance of payments received are recorded as contract assets. Usage fees, when bundled, are billed in advance and recognized over time on a ratable basis over the contractual subscription term, which is usually the monthly contractual billing period. Non-bundled usage fees are recognized as actual usage occurs.
Other Revenue
Other revenue comprises primarily product revenue and professional services revenue.
The Company recognizes product revenue for telephony equipment at a point in time, when transfer of control has occurred, which is generally upon shipment. Sales returns are recorded as a reduction to revenue estimated based on historical experience. Professional services for deployment, configuration, system integration, optimization, customer training or education are primarily billed on a fixed-fee basis and are performed by the Company directly or, alternatively, customers may also choose to perform these services themselves or engage their own third-party service providers. Professional services revenue is recognized as services are performed or upon completion of the deployment.
Contract Assets
Contract assets are recorded for those parts of the contract consideration not yet invoiced but for which the performance obligations are completed. The revenue is recognized when the customer receives services or equipment for a reduced consideration at the onset of an arrangement, for example when the initial month's services or equipment are discounted. Contract assets are included in other current assets or other assets in the Company's consolidated balance sheets, depending on if their reduction will be recognized during the succeeding twelve-month period or beyond.
Deferred Revenue
Deferred revenues represent billings or payments received in advance of revenue recognition and are recognized upon transfer of control. Balances consist primarily of annual plan subscription services and professional and training services not yet provided as of the balance sheet date. Deferred revenues that will be recognized during the succeeding twelve-month period are recorded as deferred revenues, current in the consolidated balance sheets, with the remainder recorded as other liabilities, non-current in the Company's consolidated balance sheets.
Deferred Sales Commission Costs
Sales commissions are considered incremental and recoverable costs of acquiring customer contracts. These costs are capitalized as deferred sales commission costs, current and deferred sales commission costs, non-current and amortized on a straight-line basis over the anticipated benefit period of five years. The benefit period was estimated by taking into consideration the length of customer contracts, technology lifecycle, and other factors. This amortization expense is recorded in sales and marketing expense within the Company's consolidated statement of operations.
ASC 340-40, Other Assets and Deferred Costs - Contracts with Customers, sets forth the requirement of deferring incremental costs of obtaining a contract, typically sales commissions. The Company applies a practical expedient that permits it to apply Subtopic 340-40 to a portfolio of contracts, instead of on a contract-by-contract basis, as they are similar in their characteristics, and the financial statement effects of applying Subtopic 340-40 to that portfolio would not differ materially from applying it to the individual contracts within that portfolio.
CASH, CASH EQUIVALENTS, AND INVESTMENTS
The Company considers all highly liquid investments with an original maturity of three months or less to be cash equivalents.
At March 31, 2020 and 2019, all investments were classified as available-for-sale and reported at fair value, based either upon quoted prices in active markets, quoted prices in less active markets, or quoted market prices for similar investments, with unrealized gains and losses, net of related tax, if any, included in other comprehensive income (loss) and disclosed as a separate component of stockholders' equity. Realized gains and losses on sales of all such investments are reported within the caption of other income (expense), net in the consolidated statements of operations and computed using the specific identification method. The Company classifies its investments as current based on the nature of the investments and their availability for use in current operations. The Company's investments in marketable securities are monitored on a periodic basis for impairment. In the event the carrying value of an investment exceeds its fair value and the decline in value is determined to be other-than-temporary, an impairment charge is recorded and a new cost basis for the investment is established. These available-for-sale investments are primarily held in the custody of two major financial institutions.
ACCOUNTS RECEIVABLE ALLOWANCE
The Company estimates the amount of uncollectible accounts receivable at the end of each reporting period based on the aging of the receivable balance, current and historical customer trends, and communications with its customers. Amounts are written off after considerable collection efforts have been made and the amounts are determined to be uncollectible.
OPERATING LEASE, RIGHT-OF-USE ASSETS, AND LEASE LIABILITIES
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
The Company’s leases have remaining terms of one to 10 years. Some of the leases include a Company option to extend the lease term for less than 12 months to five years, or more, which if reasonably certain to exercise, the Company includes in the determination of lease payments. The lease agreements do not contain any material residual value guarantees or material restrictive covenants.
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
Leases with an initial term of 12 months or less are not recognized on the Company's consolidated balance sheets, and the expense for these short-term leases is recognized on a straight-line basis over the lease term.
PROPERTY AND EQUIPMENT
Property and equipment are stated at cost less accumulated depreciation and amortization. Depreciation and amortization are computed using the straight-line method. Estimated useful lives of three years are used for equipment, software and software development costs, and five years for furniture and fixtures. Amortization of leasehold improvements is computed using the shorter of the remaining facility lease term or the estimated useful life of the improvements.
Maintenance, repairs, and ordinary replacements are charged to expense. Expenditures for improvements that extend the physical or economic life of the property are capitalized. Gains or losses on the disposition of property and equipment are recorded in the consolidated statements of operations.
Construction in progress primarily relates to costs to acquire or internally develop software for internal use not fully completed as of March 31, 2020 and 2019.
ACCOUNTING FOR LONG-LIVED ASSETS
The Company reviews the recoverability of its long-lived assets, such as property and equipment, right-of-use assets, definite lived intangibles or capitalized software, when events or changes in circumstances occur that indicate that the carrying value of the asset or asset group may not be recoverable. Examples of such events could include a significant disposal of a portion of such assets, an adverse change in the market involving the business employing the related asset or a significant change in the operation or use of an asset. The assessment of possible impairment is based on the Company's ability to recover the carrying value of the asset or asset group from the expected future cash flows (undiscounted and without interest charges) of the related operations. If these cash flows are less than the carrying value of such asset or asset group, an impairment loss is recognized for the difference between estimated fair value and carrying value. The measurement of impairment requires management to estimate the fair value of long-lived assets and asset groups through future cash flows.
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
Following the acquisition of Wavecell in the second quarter of fiscal 2020, the Company considered whether the Chief Operating Decision Maker changed the manner in which financial results were reviewed. Financial results continue to be presented on a consolidated basis, and do not present separately the revenues and costs related to Wavecell on a stand-alone basis. As such, for the year ended March 31, 2020, the Company continued to conclude it had one reporting unit.

The Company performs testing for impairment of goodwill on an annual basis, or as events occur or circumstances change that would more likely than not reduce the fair value of the Company’s single reporting unit below its carrying amount. Goodwill is considered impaired if the carrying value of the reporting unit exceeds its fair value. The Company conducted its annual impairment test of goodwill in the fourth quarter of fiscal 2020 and fiscal 2019 and determined that no adjustment to the carrying value of goodwill was required.
Intangible assets, consisting of acquired developed technology, domain names, and customer relationships, acquired in a business combination are initially measured at fair value and were determined to have definite lives. Thereafter, intangible assets are amortized on a straight-line basis over their estimated useful lives. Amortization expense related to developed technology is included in cost of revenue. Amortization expense related to customer relationships and domain names are included in sales and marketing expense. Intangible assets are reviewed for impairment whenever events or changes in circumstances indicate an asset’s carrying value may not be recoverable.
CONVERTIBLE SENIOR NOTES
In accounting for the issuance of the convertible senior notes (the "Notes"), the Company separated the Notes into liability and equity components. The carrying amount of the liability component was calculated by measuring the fair value of similar debt instruments that do not have associated convertible features. The carrying amount of the equity component representing the conversion option was determined by deducting the fair value of the liability component from the par value of the respective Notes. The equity component is not remeasured as long as it continues to meet the condition for equity classification. The excess of the principal amount of the liability component over its carrying amount (“debt discount”) is amortized to interest expense over the term of the Notes.
The Company allocated the issuance costs incurred to the liability and equity components of the Notes based on their relative fair values. Issuance costs attributable to the liability component were recorded as a reduction to the liability portion of the Notes and are being amortized to interest expense over the term of the Notes. Issuance costs attributable to the equity component, representing the conversion option, were netted with the equity component in stockholders' equity.
RESEARCH & DEVELOPMENT AND SOFTWARE DEVELOPMENT COSTS
Software developed or obtained for internal use in accordance with ASC 350-40, Internal-Use Software (ASC 350-40), is capitalized during the application development stage. In accordance with authoritative guidance, the Company begins to capitalize costs to develop software when preliminary development efforts are successfully completed, management has authorized and committed project funding, and it is probable that the project will be completed, and the software will be used as intended. Once the project has been completed, these costs are amortized to cost of service revenue on a straight-line basis over the estimated useful life of the related asset, generally estimated to be three years. Costs incurred prior to meeting these criteria together with costs incurred for training and maintenance are expensed as incurred and recorded in research and development expense on the Company's Consolidated Statements of Operations. The Company classifies software development costs associated with the development of the Company's products and services as property and equipment.
ADVERTISING COSTS
Advertising costs are expensed as incurred and were $32.2 million, $25.0 million and $14.5 million for the years ended March 31, 2020, 2019 and 2018, respectively.
FOREIGN CURRENCY TRANSLATION
The Company has determined that the functional currency of each of its foreign subsidiaries are the subsidiary's local currency. The Company believes that this most appropriately reflects the current economic facts and circumstances of the Company's subsidiaries' operations. The assets and liabilities of the subsidiaries are translated at the applicable exchange rate as of the end of the balance sheet period, and revenue and expenses are translated at an average rate over the period presented. Resulting currency translation adjustments are recorded as a component of accumulated other comprehensive income or loss within the stockholder's equity.

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
The Company sells its products to customers and distributors. The Company performs credit evaluations of its customers' financial condition and generally does not require collateral from its customers. As of and for the fiscal years ending March 31, 2020 and 2019, no customer accounted for more than 10% of accounts receivable or revenues.
The Company purchases all of its hardware products from suppliers that manufacture the hardware directly, and from their distributors. The inability of any supplier to fulfill supply requirements of the Company could materially impact future operating results, financial position or cash flows.
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
The Company maximizes the use of observable inputs and minimizes the use of unobservable inputs when measuring fair value. Observable inputs are inputs that reflect the assumptions market participants would use in valuing the asset or liability and are developed based on market data obtained from sources independent of the Company. Unobservable inputs are inputs that reflect the Company's assumptions about the factors that market participants would use in valuing the asset or liability developed based on the best information available in the circumstances.
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
The estimated fair value of financial instruments is determined by the Company using available market information and valuation methodologies considered to be appropriate. The carrying amounts of the Company's cash and cash equivalents, accounts receivable and accounts payable approximate their fair values due to their short maturities. The Company's investments are recorded at fair value and convertible senior notes payable are recorded at net carrying value.
See Note 8, "CONVERTIBLE SENIOR NOTES AND CAPPED CALL" in the Notes to Consolidated Financial Statement for the carrying amount the Company's the Notes, which are not recorded at fair value as of March 31, 2020 or 2019. See Note 3, "FAIR VALUE MEASUREMENTS" in the Notes to Consolidated Financial Statement for the estimated fair value of the Company's convertible senior notes.
ACCOUNTING FOR STOCK-BASED COMPENSATION
The Company accounts for the fair value of restricted stock units (“RSUs”) using the closing market price of the Company’s common stock on the date of grant. For new-hire grants and annual refresh grants, one-third of the RSUs typically vest on the first anniversary of grant date, and remainder vest on a one-eighth basis quarterly over the subsequent two years.

Stock-based compensation cost for RSUs is measured at the grant date based on the estimated fair value of the award and is recognized as expense over the requisite service period (generally the vesting period), net of estimated forfeitures.
The Company estimates the fair value of the rights to acquire stock under its 1996 Employee Stock Purchase Plan (the “ESPP”) using the Black-Scholes option pricing formula. The ESPP provides for consecutive six-month offering periods and the Company uses its own historical volatility data in the valuation of shares that are purchased under the ESPP.
To value option grants, the Company uses the Black-Scholes option valuation model. Fair value determined using the Black-Scholes option valuation model varies based on assumptions used for the expected stock prices volatility, expected life, risk-free interest rates and future dividend payments. The Company used the historical volatility of its stock over a period equal to the expected life of the options. The expected life assumptions represent the weighted-average period stock-based awards are expecting to remain outstanding. These expected life assumptions were established through the review of historical exercise behavior of stock-based award grants with similar vesting periods. The risk-free interest rates were based on the closing market bid yields of actively traded U.S. treasury securities in the over-the-counter market for the expected term equal to the expected term of the option. The dividend yield assumption is based on the Company's history of not paying dividends.
The Company issued performance stock units ("PSUs") to a group of executives with vesting that is contingent on both market performance and continued service during the fiscal year ended March 31, 2020:

•
These PSUs vest (1) 50% on September 17, 2021 and (2) 50% on September 17, 2022, in each case subject to the performance of the Company's common stock relative to the Russell 2000 Index (the benchmark) during the period from grant date through such vesting date. A 2x multiplier will be applied to the total shareholder returns (the "TSR"), such that the number of shares earned will increase or decrease by 2% of the target numbers, for each 1% of positive or negative relative TSR. In the event the Company's common stock performance is below negative 30% relative to the benchmark, no shares will be issued. In no event will the number of shares issued in each tranche exceed 200% of the target for that tranche.

The Company issued PSUs to a group of executives with vesting that is contingent on both market performance and continued service during the fiscal year ended March 31, 2019:

•
These PSUs vest (1) 50% on October 23, 2020 and (2) 50% on October 23, 2021, in each case subject to the performance of the Company's common stock relative to the Russell 2000 Index (the benchmark) during the period from grant date through such vesting date. A 2x multiplier will be applied to the TSR, such that the number of shares earned will increase or decrease by 2% of the target numbers, for each 1% of positive or negative relative TSR. In the event the Company's common stock performance is below negative 30% relative to the benchmark, no shares will be issued. In no event will the number of shares issued in each tranche exceed 200% of the target for that tranche.

The Company issued PSUs to a group of executives with vesting that is contingent on both market performance and continued service during the fiscal year ended March 31, 2018:

•
These PSUs vest (1) 50% on September 19, 2019 and (2) 50% on September 19, 2020, in each case subject to the performance of the Company's common stock relative to the Russell 2000 Index (the benchmark) during the period from grant date through such vesting date. A 2x multiplier will be applied to the TSR, such that the number of shares earned will increase or decrease by 2% of the target numbers, for each 1% of positive or negative relative TSR. In the event the Company's common stock performance is below negative 30%, relative to the benchmark, no shares will be issued. In no event will the number of shares issued in each tranche exceed 200% of the target for that tranche.

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
NET INCOME (LOSS) PER SHARE
Basic net income (loss) per share is computed by dividing net income (loss) available to common stockholders (numerator) by the weighted average number of vested, unrestricted common shares outstanding during the period (denominator). Diluted net income (loss) per share is computed on the basis of the weighted average number of shares of common stock plus the effect of dilutive potential common shares outstanding during the period using the treasury stock method unless their effect is anti-dilutive. Dilutive potential common shares include outstanding stock options, ESPP, RSUs and PSUs.
The Company would include the dilutive effects of the Notes (see Note 8, "CONVERTIBLE SENIOR NOTES AND CAPPED CALL" in the Notes to Consolidated Financial Statement) in the calculation of diluted net income per common share if the average market price is above the conversion price. Upon conversion of the Notes, it is the Company’s intention to pay cash equal to the lesser of the aggregate principal amount or the conversion value of the Notes being converted, therefore, only the conversion spread relating to the Notes would be included in the Company’s diluted earnings per share calculation unless their effect is anti-dilutive.
RECENTLY ADOPTED ACCOUNTING PRONOUNCEMENTS
In February 2016, the FASB issued ASU 2016-2, Leases (Topic 842) (“ASU 2016-02”), along with amendments issued in 2018, which requires companies to generally recognize on the balance sheet operating and financing lease liabilities and corresponding right-of-use assets. Effective April 1, 2019, the Company adopted ASU 2016-02 using the modified retrospective transition approach utilizing the effective date as the date of initial application. ASU 2016-02 establishes a new lease accounting model for leases, which requires lessees to recognize right-of-use assets and lease liabilities on the balance sheet, but lease expense will be recognized on the income statement in a manner similar to previous requirements. Prior years presented have not been adjusted for ASU 2016-02 and continue to be reported in accordance with our historical accounting policy.
The new standard provides a number of optional practical expedients in transition. The Company has elected certain practical expedients permitted under the new lease standard, which among other things, allows the carryforward of the historical lease classification. As a result, there was no impact to opening retained earnings. The new standard also provides a practical expedient for an entity’s ongoing accounting. The Company has elected such practical expedient not to separate lease and non-lease components for all leases. It also made an accounting policy election to not recognize right-of-use assets and lease liabilities on the balance sheet for leases with a term of 12 months or less and will recognize lease payments as an expense on a straight-line basis over the lease term.
The adoption of the new lease standard resulted in the recognition of right-of-use assets and lease liabilities of approximately $20.0 million and $21.4 million, respectively, for existing operating leases. The Company does not have significant finance lease right-of-use assets or liabilities. The adoption of the new lease standard did not have a material impact on the Company's accumulated deficit as of April 1, 2019. See Note 6, "LEASES" in the Notes to Consolidated Financial Statements for additional information on leases.
RECENT ACCOUNTING PRONOUNCEMENTS NOT YET EFFECTIVE
In December 2019, the FASB issued ASU 2019-12, Income Taxes (Topic 740), which enhances and simplifies various aspects of the income tax accounting guidance, including requirements such as tax basis step-up in goodwill obtained in a transaction that is not a business combination, ownership changes in investments, and interim-period accounting for enacted changes in tax law. The amendment will be effective for public companies with fiscal years beginning after December 15, 2020, which is fiscal 2022 for the Company; early adoption is permitted. The Company is currently assessing the impact of this pronouncement to its consolidated financial statements.
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
In June 2016, the FASB issued ASU 2016‑13, Financial Instruments—Credit Losses: Measurement of Credit Losses on Financial Instruments, further amended by ASU 2018-19 issued in November 2019, ASU 2019-04 issued in April 2019, ASU 2019-05 issued in May 2019, ASU 2019-10 issued in November 2019, and ASU 2019-11 issued in November 2019, which replaces the existing impairment model with a forward-looking expected loss method. It also eliminates the concept of other-than-temporary impairment and requires credit losses related to available-for-sale debt securities to be recorded through an allowance for credit losses rather than as a reduction in the amortized cost basis of the securities. These changes will result in more timely recognition of credit losses. These ASUs are effective for annual and interim periods beginning after December 15, 2019, which is fiscal 2021 for the Company; early adoption is permitted. The Company does not expect the adoption of this standard to have a material impact on the Company’s consolidated financial statements.
2. REVENUE RECOGNITION
Disaggregation of Revenue

The Company disaggregates its revenue by geographic region. See Note 12, "GEOGRAPHICAL INFORMATION" in the Notes to Consolidated Financial Statements for more information.
Contract Balances
The following table provides information about receivables, contract assets and deferred revenues from contracts with customers (in thousands):

	March 31, 2020	March 31, 2019
Accounts receivable, net	$37,811	$20,181
Contract assets, current	$10,425	$5,717
Contract assets, non-current	$13,698	$—
Deferred revenue, current	$7,105	$3,336
Deferred revenue, non-current	$1,119	$6
Contract assets, current, contract assets, non-currents, and deferred revenue, non-current are recorded in other current assets, other assets, and other liabilities, non-current, respectively.
Changes in the contract assets and the deferred revenue balances during the year ended March 31, 2020 are as follows (in thousands):

	March 31, 2020	March 31, 2019	$ Change
Contract assets	$24,123	$5,717	$18,406
Deferred revenue	$8,224	$3,342	$4,882

The change in contract assets was primarily driven by the recognition of revenue that has not yet been billed. The increase in deferred revenue was due to billings in advance of performance obligations being satisfied. During the year ended March 31, 2020, the Company recognized revenues of approximately $3.0 million that was included in deferred revenue at the beginning of the year.
Remaining Performance Obligations
The Company's subscription terms typically range from one to five years. Contract revenue as of March 31, 2020 that has not yet been recognized was approximately $270.0 million. This excludes contracts with an original expected length of one year or less. The Company expects to recognize revenue on the vast majority of the remaining performance obligation over the next 36 months.
3. FAIR VALUE MEASUREMENTS
Cash, cash equivalents and available-for-sale investments were (in thousands):

As of March 31, 2020	Amortized Costs	Gross Unrealized Gain	Gross Unrealized Loss	Estimated Fair Value	Cash and Cash Equivalents	Short-Term Investments	Long-Term Investments
Cash	$21,002	$—	$—	$21,002	$21,002	$—	$—
Level 1:
Money market funds	110,796	—	—	110,796	110,796	—	—
Treasuries	6,192	116	—	6,308	—	—	6,308
Subtotal	137,990	116	—	138,106	131,798	—	6,308
Level 2:
Commercial paper	14,979	6	—	14,985	5,596	9,389	—
Corporate debt	34,153	32	(341)	33,844	—	24,069	9,775
Subtotal	49,132	38	(341)	48,829	5,596	33,458	9,775
Total assets	$187,122	$154	$(341)	$186,935	$137,394	$33,458	$16,083

As of March 31, 2019	Amortized Costs	Gross Unrealized Gain	Gross Unrealized Loss	Estimated Fair Value	Cash and Cash Equivalents	Short-Term Investments
Cash	$25,364	$—	$—	$25,364	$25,364	$—
Level 1:
Money market funds	251,219	—	—	251,219	251,219	—
Subtotal	276,583	—	—	276,583	276,583	—
Level 2:
Corporate debt	46,516	51	(29)	46,538	—	46,538
Municipal securities	5,511	17	—	5,528	—	5,528
Asset backed securities	13,596	9	(17)	13,588	—	13,588
Agency bond	4,260	—	(15)	4,245	—	4,245
Subtotal	69,883	77	(61)	69,899	—	69,899
Total assets	$346,466	$77	$(61)	$346,482	$276,583	$69,899

As of March 31, 2020, the estimated fair value of the Company's Notes was $309.6 million, which was determined based on the closing price for the Notes on the last trading day of the reporting period and is considered to be Level 2 in the fair value hierarchy due to limited trading activity of the Notes.
4. FINANCIAL STATEMENT COMPONENTS
Property and equipment consisted of the following (in thousands):

	March 31,
	2020	2019
Computer equipment	$38,105	$34,706
Software development costs	77,635	39,131
Software licenses	1,569	9,713
Leasehold improvements	31,706	6,286
Furniture and fixtures	5,485	2,324
Construction in progress	13,852	10,071
	168,352	102,231
Less: accumulated depreciation and amortization	(73,970)	(49,396)
Total property and equipment, net	$94,382	$52,835

Depreciation and amortization expense related to property and equipment was $28.4 million, $18.5 million, and $10.7 million for the years ended March 31, 2020, 2019 and 2018, respectively.
Other current asset consisted of the following (in thousands):

	March 31,
	2020	2019
Prepaid expense	$14,489	$7,891
Contract assets, current	10,425	5,717
Receivable related to lease assignment	6,853	—
Other current assets	3,912	1,519
Total other current assets	$35,679	$15,127

Other current liabilities consisted of the following (in thousands):

	March 31,
	2020	2019
Liability related to lease assignment	$8,969	$—
Acquisition-related holdback cash and shares	18,864	—
Accrued liabilities	9,444	6,790
Total other current liabilities	$37,277	$6,790

5. INTANGIBLE ASSETS, GOODWILL AND OTHER ASSETS
The carrying value of intangible assets consisted of the following (in thousands):

	March 31, 2020			March 31, 2019
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Technology	$33,932	$(16,312)	$17,620	$25,702	$(15,409)	$10,293
Customer relationships	11,409	(5,412)	5,997	9,467	(8,080)	1,387
Trade names and domains	983	(599)	384	2,108	(2,108)	—
In-process research and development	—	—	—	95	(95)	—
Total acquired identifiable intangible assets	$46,324	$(22,323)	$24,001	$37,372	$(25,692)	$11,680

As of March 31, 2020, the weighted average remaining useful life for technology, customer relationship, and trade names and domains was 4.9 years, 5.8 years, and 0.1 years, respectively.
Amortization expense for related intangible assets was $8.8 million, $6.2 million, and $5.0 million for the years ended March 31, 2020, 2019 and 2018, respectively.
During the year ended March 31, 2020, the Company wrote off approximately $11.3 million of fully amortized intangible assets and the corresponding accumulated amortization.
At March 31, 2020, annual amortization of definite lived intangible assets, based upon existing intangible assets and current useful lives, is estimated to be the following (in thousands):

Amount
2021	$6,871
2022	4,708
2023	3,156
2024	2,851
2025 and thereafter	6,415
Total	$24,001

The following table provides a summary of the changes in the carrying amounts of goodwill (in thousands):

Total
Balance at March 31, 2018	$40,054
Additions due to acquisitions	500
Foreign currency translation	(860)
Balance at March 31, 2019	39,694
Additions due to acquisitions	91,060
Foreign currency translation	(2,454)
Balance at March 31, 2020	$128,300

Deferred Sales Commission Costs
Amortization of deferred sales commission costs for the year ended March 31, 2020 and 2019 was $19.5 million and $14.2 million, respectively. Prior to the adoption of ASC 606, the Company did not defer sales commission costs. There were no material write-offs relative to the costs capitalized for the year ended March 31, 2020 and 2019.
6. LEASES
Operating Leases
The following table provides balance sheet information related to operating leases as of March 31, 2020 (in thousands):

March 31, 2020
Assets
Operating lease, right-of-use assets	$78,963

Liabilities
Operating lease liabilities, current	$5,875
Operating lease liabilities, non-current	92,452
Total operating lease liabilities	$98,327

During the year ended March 31, 2020, operating lease expense was approximately $15.0 million. Variable lease and short-term lease costs were $1.6 million during the year ended March 31, 2020.
The following table presents supplemental information for the year ended March 31, 2020 (in thousands, except for weighted average remaining lease term and discount rate):

Weighted average remaining lease term	8.9 years
Weighted average discount rate	4.0%
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flow from operating leases	$9,856

The following table presents maturity of lease liabilities under the Company's non-cancellable operating leases as of March 31, 2020 (in thousands):

2021	$9,765
2022	16,270
2023	15,237
2024	11,722
2025	11,386
Thereafter	58,078
Total lease payments	$122,458
Less: imputed interest	(21,522)
Less: lease incentives receivable	(2,609)
Present value of lease liabilities	$98,327

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
Base rent is approximately $0.7 million per month for the first 12 months of the lease, with the rate increasing by approximately 3% on each anniversary of the lease. The Company is responsible for paying its share of building and common area expenses. Lease incentive received by the Company included a full rent abatement during the first 12 months of the lease term and tenant improvement allowance of approximately $15.4 million. The Company paid to the landlord a security deposit in the amount of $2.0 million, which may be drawn down in the event the Company defaults under the lease. Upon obtaining full access to the leased property during the second quarter of fiscal 2020, the Company recognized an operating lease right-of-use asset of $56.8 million and operating lease liability of $56.1 million.
Lease Assignment
In the fourth quarter of fiscal 2018, the Company entered into a 132-month lease agreement (the "Agreement") with CAP Phase I, a Delaware limited liability company (the "Landlord"), to rent approximately 162,000 square feet of office space in a new building in San Jose, California. The lease term began on January 1, 2019. On April 30, 2019, due to the Company's rapid growth and greater than anticipated future space needs, the Company entered into an assignment and assumption (the "Assignment") of the Agreement with the Landlord, and Roku Inc., a Delaware corporation ("Roku"), whereby the Company assigned to Roku the Agreement. Pursuant to the Assignment, the Company expects to be released from all of its obligations under the lease and related standby letter of credit by the end of the Company’s fiscal year ending March 31, 2022, or shortly thereafter. The Company also expects to receive the reimbursement of base rent and direct expenses from Roku in the fourth quarter of fiscal 2021 in accordance with the Assignment.
The obligations related to the Agreement is not included in the right-of-use asset or lease liabilities as of March 31, 2020. The remaining obligations related to the Assignment of $9.0 million and the termination fee of $0.8 million are recorded in other accrued liabilities and other liabilities, non-current, respectively, in the Company's consolidated balance sheet. The expected receivable of $6.9 million is recorded in other current assets in the Company's consolidated balance sheet.
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
Operating Leases
The Company's lease obligations consist of the Company's principal facility and various leased facilities under operating lease agreements. See Notes 6, "LEASES" in the Notes to Consolidated Financial Statements for more information on the Company's leases and the future minimum lease payments.
Purchase Obligation
The Company's purchase obligations include contracts with third-party customer support vendors and third-party network service providers. These contracts include minimum monthly commitments and the requirements to maintain the service level for several months. The total contractual minimum commitments were approximately $4.2 million at March 31, 2020.
Legal Proceedings
The Company may be involved in various claims, lawsuits, investigations and other proceedings, including intellectual property, commercial, regulatory compliance, securities and employment matters that arise in the normal course of business. The Company accrues a liability when management believes information available prior to the issuance of the financial statements indicates it is probable a loss has been incurred as of the date of the financial statements and the amount of loss can be reasonably estimated. The Company adjusts its accruals to reflect the impact of negotiations, settlements, rulings, advice of legal counsel and other information and events pertaining to a particular case. Legal costs are expensed as incurred.
The Company believes it has recorded adequate provisions for any such lawsuits, claims and proceedings and, as of March 31, 2020, it was not reasonably possible that a material loss had been incurred in excess of the amounts recognized in the Consolidated Financial Statements. Based on its experience, the Company believes that damage amounts claimed in these matters are not meaningful indicators of potential liability. Some of the matters pending against the Company involve potential compensatory, punitive or treble damage claims or sanctions, that, if granted, could require the Company to pay damages or make other expenditures in amounts that could have a material adverse effect on its Consolidated Financial Statements. Given the inherent uncertainties of litigation, the ultimate outcome of the ongoing matters described herein cannot be predicted with certainty. While litigation is inherently unpredictable, the Company believes it has valid defenses with respect to the legal matters pending against it. Nevertheless, the Consolidated Financial Statements could be materially adversely affected in a particular period by the resolution of one or more of these contingencies.
State and Local Taxes and Surcharges
From time to time, the Company has received inquiries from a number of state and local taxing agencies with respect to the remittance of sales, use, telecommunications, excise, and income taxes. Several jurisdictions currently are conducting tax audits of the Company's records. The Company collects or has accrued for taxes that it believes are required to be remitted. The amounts that have been remitted have historically been within the accruals established by the Company. The Company adjusts its accrual when facts relating to specific exposures warrant such adjustment. During the second quarter of fiscal 2019, the Company conducted a periodic review of the taxability of its services and determined that certain services may be subject to sales, use, telecommunications or other similar indirect taxes in certain jurisdictions. Accordingly, the Company recorded contingent indirect tax liabilities. As of March 31, 2020 and 2019, the Company had accrued contingent indirect tax liabilities of $4.5 million and $8.0 million, respectively.
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
In November 2019, the Company issued an additional $75 million aggregate principal amount of 0.50% convertible senior notes (the "Additional Notes" and together with the Initial Notes, the "Notes") due 2024 in a registered offering under the same indenture as the Initial Notes. The total net proceeds from the Additional Notes, after deducting initial purchase discounts, debt issuance costs and costs of the capped call transactions described below, were approximately $64.6 million. The Additional Notes constitute a further issuance of, and form a single series with, the Company’s outstanding 0.50% convertible senior notes due 2024 issued in February 2019 in the aggregate principal amount of $287.5 million. Immediately after giving effect to the issuance of the Additional Notes, the Company has $362.5 million aggregate principal amount of convertible senior notes. The Additional Notes are senior unsecured obligations of the Company and interest is payable semiannually in arrears on February 1 and August 1 of each year, beginning on February 1, 2020. The Notes will mature on February 1, 2024, unless earlier repurchased, redeemed, or converted.
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
On or after October 1, 2023, until the close of business on the second scheduled trading day immediately preceding the maturity date, holders may convert all or any portion of their Notes, regardless of the foregoing circumstances. Upon conversion, the Company will satisfy its conversion obligation by paying or delivering, as the case may be, cash, shares of common stock, or a combination of cash and shares of common stock, at the Company's election. The Company’s current intent is to settle the principal amount of the Notes in cash upon conversion. During the year ended March 31, 2020, the conditions allowing holders of the Notes to convert were not met.
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
In accounting for the issuance of the Notes, the Company separated the Notes into liability and equity components. The carrying amount of the liability component was calculated by measuring the fair value of similar debt instruments, which do not have an associated convertible feature. The carrying amount of the equity component representing the conversion option for the Initial Notes and the Additional Notes was $64.9 million and $12.4 million, respectively, and was determined by deducting the fair value of the liability component from the par value of the Notes. The equity component is not remeasured as long as it continues to meet the condition for equity classification. The excess of the principal amounts of the liability components over the carrying amounts (“debt discount”) in connection with the Initial Notes and Additional Notes are amortized to interest expense at the effective interest rates of 6.5% and 5.3%, respectively, over the terms of the Notes.
The Company allocated the total issuance cost incurred to the liability and equity components of the Notes based on their relative value. Issuance costs attributable to the liability component of $0.6 million for each Initial Notes and Additional Notes were recorded as additional reduction to the liability portion of the Notes and are being amortized to interest expense over the terms of the Notes. Issuance costs attributable to the equity component were netted with the equity component in stockholders’ equity.
The net carrying amount of the liability component of the Notes were as follows (in thousands):

	March 31, 2020	March 31, 2019
Principal	$362,500	$287,500
Unamortized debt discount	(69,987)	(70,876)
Unamortized issuance costs	(976)	(589)
Net carrying amount	$291,537	$216,035

Unamortized debt discount and issuance costs will be amortized over the remaining life of the Notes, which is approximately 46 months.
The following table sets forth total interest expense recognized related to the Notes (in thousands):

	Years Ended March 31,
	2020	2019
Contractual interest expense	$1,572	$156
Amortization of debt discount	13,901	1,343
Amortization of issuance costs	145	11
Total interest expense	$15,618	$1,510

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
The net impact to the Company’s stockholders’ equity, included in additional paid-in capital, relating to the issuance of the Initial and Additional Notes was as follows (in thousands):

	Additional Notes	Initial Notes
Conversion option	$12,810	$66,700
Payments for capped call transactions	(9,288)	(33,724)
Issuance costs	(428)	(1,848)
Total	$3,094	$31,128

9. STOCKHOLDERS' EQUITY
2006 Stock Plan
In May 2006, the Company's board of directors approved the 2006 Stock Plan ("2006 Plan"). The Company's stockholders subsequently adopted the 2006 Plan in September 2006, which became effective in October 2006. The Company reserved 7,000,000 shares of the Company's common stock for issuance under this plan. The 2006 Plan provides for granting incentive stock options to employees and non-statutory stock options to employees, directors or consultants. The stock option price of incentive stock options granted may not be less than the fair market value on the effective date of the grant. Other types of options and awards under the 2006 Plan may be granted at any price approved by the administrator, which generally will be the compensation committee of the board of directors. Options generally vest over four years and expire ten years after grant. In 2009, the 2006 Plan was amended to provide for the granting of stock purchase rights. The 2006 Plan expired in May 2016. As of March 31, 2020, there are no shares available for future grants under the 2006 Plan.
2012 Equity Incentive Plan
In June 2012, the Company's board of directors approved the 2012 Equity Incentive Plan ("2012 Plan"). The Company's stockholders subsequently adopted the 2012 Plan in July 2012, which became effective in August 2012. The Company reserved 4,100,000 shares of the Company's common stock for issuance under this plan. In August 2014, 2016, 2018 and 2019, the 2012 Plan was amended to allow for an additional 6,800,000, 4,500,000, 16,300,000 and 12,000,000 shares reserved for issuance, respectively. The 2012 Plan provides for granting incentive stock options to employees and non-statutory stock options to employees, directors or consultants, and granting of stock appreciation rights, restricted stock, restricted stock units and performance units, qualified performance-based awards and stock grants. The stock option price of incentive stock options granted may not be less than the fair market value on the effective date of the grant. Other types of options and awards under the 2012 Plan may be granted at any price approved by the administrator, which generally will be the compensation committee of the board of directors. Options, restricted stock and restricted stock units generally vest over three or four years and expire ten years after grant. The 2012 Plan expires in June 2029. As of March 31, 2020, 17.7 million shares remained available under the 2012 Plan.
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
2017 New Employee Inducement Incentive Plan
In October 2017, the Company's board of directors approved the 2017 New Employee Inducement Incentive Plan ("2017 Plan"). The Company reserved 1,000,000 shares of the Company's common stock for issuance under this plan. In January 2018, the

2017 Plan was amended to allow for an additional 1,500,000 shares reserved for issuance. The 2017 Plan provides for granting non-statutory stock options, stock appreciation rights, restricted stock, and performance units and stock grants solely to newly hired employees as a material inducement to accepting employment with the Company. Options are granted at market value on the grant date under the 2017 Plan, unless determined otherwise at the time of grant by the administrator, which generally will be the compensation committee of the board of directors. Grants generally vest over three years and expire ten years after grant. As of March 31, 2020, 0.5 million shares remained available under the 2017 plan.
Stock-Based Compensation
The following table summarizes stock-based compensation expense (in thousands):

	Years Ended March 31,
	2020	2019	2018
Cost of service revenue	$5,330	$3,752	$2,636
Cost of other revenue	3,051	1,775	1,341
Research and development	19,712	12,313	6,625
Sales and marketing	20,205	11,951	6,630
General and administrative	22,580	14,717	11,944
Total	$70,878	$44,508	$29,176

Stock Options, Stock Purchase Right and Restricted Stock Unit Activity
Stock option activities under all the Company's stock option plans during the years ended March 31, 2020, 2019 and 2018 are summarized as follows:

	Number of Shares	Weighted Average Exercise Price Per Share
Outstanding at March 31, 2017	4,462,412	7.52
Granted	609,135	14.95
Exercised	(773,897)	3.95
Canceled/Forfeited	(299,365)	13.05
Outstanding at March 31, 2018	3,998,285	8.93
Granted	236,799	21.65
Exercised	(759,884)	7.70
Canceled/Forfeited	(361,129)	15.41
Outstanding at March 31, 2019	3,114,071	9.45
Granted	—	—
Exercised	(785,281)	8.77
Canceled/Forfeited	(54,527)	17.01
Outstanding at March 31, 2020	2,274,263	9.50

Vested and expected to vest March 31, 2020	2,255,616	9.42
Exercisable at March 31, 2020	2,115,696

The total intrinsic value of options exercised in the years ended March 31, 2020, 2019 and 2018 was $10.1 million, $10.0 million and $9.0 million, respectively.

Stock purchase right activities during the years ended March 31, 2020, 2019 and 2018 are summarized as follows:

	Number of Shares	Weighted Average Grant Date Fair Value	Weighted Average Remaining Contractual Term (in Years)
Balance at March 31, 2017	11,370	$8.10	1.09
Granted	—	—
Vested and released	(6,395)	8.26
Forfeited	—	—
Balance at March 31, 2018	4,975	8.10	1.09
Granted	—	—
Vested and released	(4,625)	7.88
Forfeited	(350)	7.88
Balance at March 31, 2019 and 2020	—	—	0.00

There were no activities related to stock purchase right during the year ended March 31, 2020.
Activities related to PSUs and RSUs during the years ended March 31, 2020, 2019 and 2018 are summarized as follows:

	Number of Shares	Weighted Average Grant Date Fair Value	Weighted Average Remaining Contractual Term (in Years)
Balance at March 31, 2017	4,939,050	$11.57	1.55
Granted	3,481,870	14.41
Vested and released	(1,833,038)	10.27
Forfeited	(652,339)	12.73
Balance at March 31, 2018	5,935,543	13.51	1.60
Granted	5,726,787	19.77
Vested and released	(2,399,371)	12.87
Forfeited	(1,442,471)	16.85
Balance at March 31, 2019	7,820,488	17.68	1.35
Granted	6,431,505	20.62
Vested and released	(3,443,335)	17.02
Forfeited	(1,617,343)	19.06
Balance at March 31, 2020	9,191,315		1.89

As of March 31, 2020, there was $122.1 million of total unrecognized compensation cost related to stock options, PSUs and RSUs, which is expected to be recognized over a weighted average period of approximately 1.9 years.
1996 Employee Stock Purchase Plan
The Company's 1996 Stock Purchase Plan ("Employee Stock Purchase Plan") was adopted in June 1996 and became effective upon the closing of the Company's initial public offering in July 1997. Under the Employee Stock Purchase Plan, 500,000 shares of common stock were initially reserved for issuance. At the start of each fiscal year, the number of shares of common stock subject to the Employee Stock Purchase Plan increases so that 500,000 shares remain available for issuance. In May 2006, the Company's board of directors approved a ten-year extension of the Employee Stock Purchase Plan. Stockholders approved a ten-year extension of the Employee Stock Purchase Plan at the 2006 Annual Meeting of Stockholders held September 18, 2006. The Board of Directors approved a second ten-year extension in May 2017.  Stockholders approved the second ten-year extension in August 2017.  As a result of these extensions, the Employee Stock Purchase Plan is effective until August 2027. During fiscal 2020, 2019 and 2018, approximately 0.6 million, 0.5 million and 0.4 million shares, respectively, were issued under the Employee Stock Purchase Plan.
The Employee Stock Purchase Plan permits eligible employees to purchase common stock through payroll deductions at a price equal to 85% of the fair market value of the common stock at the beginning of each one-year offering period or the end of a six month purchase period, whichever is lower. When the Employee Stock Purchase Plan was reinstated in fiscal 2005, the offering period was reduced from two years to one year. The contribution amount may not exceed ten percent of an employee's base compensation, including commissions, but not including bonuses and overtime wages. Commencing with the purchase period beginning in August 2020, the contribution amount may not exceed twenty percent of an employee's base compensation, including commissions and standard incentive cash bonuses, but not including non-standard bonuses and overtime wages. In the event of a merger of the Company with or into another corporation or the sale of all or substantially all of the assets of the Company, the Employee Stock Purchase Plan provides that a new exercise date will be set for each purchase right under the plan which exercise date will occur before the date of the merger or asset sale.
As of March 31, 2020, there was approximately $1.1 million of unrecognized compensation cost related to employee stock purchases. This cost is expected to be recognized over a weighted average period of 0.5 years.
Assumptions Used to Calculate Stock-Based Compensation Expense
The fair value of each of the Company's option grants has been estimated on the date of grant using the Black-Scholes pricing model with the following assumptions:

	Years Ended March 31,
	2020	2019	2018
Expected volatility	—%	41%	41%
Expected dividend yield	—	—	—
Risk-free interest rate	0	2.5% to 3.0%	1.8% to 2.4%
Weighted average expected term (in years)	N/A	4.5 years	4.8 years

Weighted average fair value of options granted	$—	$8.19	$5.70

The Company did not grant any stock options during fiscal 2020.
The estimated fair value of stock purchase rights granted under the Employee Stock Purchase Plan was estimated using the Black-Scholes pricing model with the following weighted-average assumptions:

	Years Ended March 31,
	2020	2019	2018
Expected volatility	32%	41%	40%
Expected dividend yield	—	—	—
Risk-free interest rate	1.79%	2.43%	1.33%
Weighted average expected term (in years)	0.7 years	0.8 years	0.8 years

Weighted average fair value of rights granted	$5.66	$5.74	$4.10

Stock Repurchases
In May 2017, the Company's board of directors authorized the Company to purchase $25.0 million of its common stock from time to time under the 2017 Repurchase Plan (the "2017 Plan"). The 2017 Plan expires when the maximum purchase amount is reached, or upon the earlier revocation or termination by the board of directors. The remaining amount available under the 2017 Plan at March 31, 2020 was approximately $7.1 million.
10. INCOME TAXES
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
For the years ended March 31, 2020, 2019 and 2018, the Company recorded a provision for income taxes of approximately $0.8 million, $0.6 million, and $66.3 million, respectively. The components of the consolidated provision for income taxes for fiscal 2020, 2019 and 2018 consisted of the following (in thousands):

	March 31,
Current:	2020	2019	2018
Federal	$—	$—	$(395)
State	185	291	256
Foreign	647	278	185
Total current tax provision	832	569	46
Deferred
Federal	—	—	59,837
State	—	—	6,664
Foreign	—	—	(253)
Total deferred tax provision	—	—	66,248
Income tax provision	$832	$569	$66,294
The Company's income (loss) from continuing operations before income taxes included $9.0 million, $0.2 million, and $(19.7) million of foreign subsidiary income for the fiscal years ended March 31, 2020, 2019 and 2018, respectively. The Company is permanently reinvesting the earnings of its profitable foreign subsidiaries. The Company intends to reinvest these profits in expansion of overseas operations. If the Company were to remit these earnings, the tax impact would be immaterial.
Deferred tax assets and (liabilities) were comprised of the following (in thousands):

	March 31,
	2020	2019
Deferred tax assets
Net operating loss carryforwards	$109,734	$61,740
Research and development and other credit carryforwards	19,413	15,573
Stock-based compensation	10,343	9,006
Reserves and allowances	3,974	5,697
Lease liability	24,492	—
Fixed assets and intangibles	5,314	2,709
Gross deferred tax assets	173,270	94,725
Valuation allowance	(115,435)	(65,948)
Total deferred tax assets	$57,835	$28,777
Deferred tax liabilities
Deferred sales commissions	(21,608)	(12,221)
Convertible debt	(16,626)	(16,556)
Lease asset	(19,601)	—
Net deferred taxes	$—	$—

The Company assesses the realizability of deferred tax assets based on the available evidence, including a history of taxable income and estimates of future taxable income. In assessing the realizability of deferred tax assets, the Company considers whether it is more likely than not that all or some portion of deferred tax assets will not be realized. For the year ended March 31, 2020, the Company continues to maintain a full valuation allowance against its deferred tax assets as it considered the cumulative losses in recent periods to be substantial negative evidence. At March 31, 2020, management determined that a valuation allowance of approximately $115.4 million was needed compared with approximately $65.9 million as of March 31, 2019.
At March 31, 2020, the Company had federal net operating loss carryforwards related to fiscal 2019 and 2020 of approximately $280.5 million, which carryforward indefinitely, and had carry-forwards related to prior years of $156.3 million, which begin to expire in 2021. As of March 31, 2020, the Company has state net operating loss carry-forwards of $203.7 million, which expire at various dates between 2029 and 2037. In addition, at March 31, 2020, the Company had research and development credit carryforwards for federal and California tax reporting purposes of approximately $12.9 million and $14.1 million, respectively. The federal income tax credit carryforwards will expire at various dates between 2022 and 2037, while the California income tax credits will carry forward indefinitely. A reconciliation of the Company's provision (benefit) for income taxes to the amounts computed using the statutory U.S. federal income tax rate is as follows (in thousands):

	Years Ended March 31,
	2020	2019	2018
Tax benefit at statutory rate	$(36,163)	$(18,441)	$(11,790)
State income taxes before valuation allowance, net of federal effect	(7,680)	(3,612)	(1,042)
Foreign tax rate differential	(1,422)	71	(1,188)
Research and development credits	(3,892)	(3,744)	(2,189)
Change in valuation allowance	51,741	30,558	56,663
Compensation/option differences	(6,584)	(7,277)	(4,965)
Non-deductible compensation	3,017	1,200	1,132
Tax Act rate change impact	—	—	22,630
Foreign loss not benefited	107	159	6,847
Other	1,708	1,655	196
Total income tax provision (benefit)	$832	$569	$66,294

For the fiscal year ended March 31, 2020 and 2019, the statutory federal rate of 21% was used. For the fiscal year ended March 31, 2018, a blended statutory U.S. federal income tax rate of 34% for 9 months and 21% for 3 months was used.
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

	Unrecognized Tax Benefits
	2020	2019	2018
Balance at beginning of year	$5,033	$3,980	$3,331
Gross increases - tax position in prior period	—	17	—
Gross increases - tax position related to the current year	1,082	1,036	649
Balance at end of year	$6,115	$5,033	$3,980

At March 31, 2020, the Company had unrecognized tax benefits of $6.1 million, all of which, if recognized, would favorably affect the company's effective tax rate. The Company does not expect its unrecognized tax benefits to change significantly over the next 12 months.
The Company's policy for recording interest and penalties associated with tax examinations is to record such items as a component of operating expense income before taxes. During the fiscal years ended March 31, 2020, 2019 and 2018, the Company did not recognize any interest or penalties related to unrecognized tax benefits.
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
The Company files U.S. federal and state income tax returns in jurisdictions with varying statutes of limitations. The Company is currently under examination by the Illinois Department of Revenue for the fiscal years ended March 31, 2016 and 2017. The outcome of the ongoing examination is currently unknown. The tax years fiscal 2000 through fiscal 2020 generally remain subject to examination by federal and most state tax authorities.
11. NET LOSS PER SHARE
The following is a reconciliation of the weighted average number of common shares outstanding used in calculating basic and diluted net loss per share (in thousands, except share and per share data):

	Years Ended March 31,
	2020	2019	2018
Numerator:
Net loss available to common stockholders	$(172,368)	$(88,739)	$(104,497)

Denominator:
Denominator for basic and diluted calculation	99,999	94,533	92,017

Net loss per share - basic and diluted	$(1.72)	$(0.94)	$(1.14)

The following table summarizes the potentially dilutive common shares that were excluded from the calculation of diluted earnings per share because their inclusion would have been anti-dilutive (in thousands):

	Years Ended March 31,
	2020	2019	2018
Stock options	2,274	3,114	3,998
Restricted stock units	9,191	7,820	5,940
Potential shares to be issued from ESPP	582	473	475
Total anti-dilutive shares	12,047	11,407	10,413

Given the average market price at the end of fiscal 2020 was below the conversion price of the Notes, no such shares were included in the potentially dilutive share count.
12. GEOGRAPHICAL INFORMATION
The following tables set forth the geographic information for each period (in thousands):

	Revenue for the Years Ended March 31,
	2020	2019	2018
United States	$350,368	$304,378	$266,034
International	95,869	48,208	30,466
Total revenue	$446,237	$352,586	$296,500

	Property and Equipment as of March 31,
	2020	2019
United States	$87,673	$45,639
International	6,709	7,196
Total property and equipment, net	$94,382	$52,835

13. ACQUISITIONS
MarianaIQ
On April 12, 2018, the Company entered into an Asset Purchase Agreement with MarianaIQ Inc. ("MarianaIQ") for the purchase of certain assets of MarianaIQ to strengthen the artificial intelligence and machine learning capabilities of the Company's X Series product suite.
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
MarianaIQ did not contribute materially to revenue or net loss for the period of acquisition to March 31, 2020. Goodwill recognized upon acquisition is deductible for income tax purposes.

Jitsi
On October 29, 2018, the Company entered into an Asset Purchase Agreement with Atlassian Corporation PLC (Atlassian) through which the Company purchased certain assets from Atlassian relating to the Jitsi open source video communications technology ("Jitsi"). The Company intends to integrate Jitsi's video collaboration capabilities into the Company's technology platform to further enhance the Company's video and X Series platform offerings.
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
Jitsi did not contribute materially to revenue or net loss for the period of acquisition to March 31, 2020. Goodwill recognized upon acquisition is deductible for income tax purposes.
Wavecell
On July 17, 2019, the Company entered into a Share Purchase Agreement (the “Share Purchase Agreement”) with Wavecell Pte. Ltd., a corporation incorporated under the laws of the Republic of Singapore (“Wavecell”), the equity holders of Wavecell (collectively, the “Sellers”), and Qualgro Partners Pte. Ltd., in its capacity as the representative of the equity holders of Wavecell. Pursuant to the Share Purchase Agreement, the Company acquired all of the outstanding shares and other equity interests of Wavecell (the “Transaction”). This Transaction extends 8x8’s technology advantage as a fully-owned, cloud technology platform with UCaaS, CCaaS, VCaaS, and CPaaS solutions able to natively offer pre-packaged communications, contact center and video solutions and open APIs to embed these and other communications into an organization’s core business processes.
The total fair value of the purchase consideration of approximately $117.1 million was comprised of approximately $72.8 million in cash and $44.3 million in shares of common stock of the Company, of which approximately $10.4 million in cash and $8.5 million in equity have been held back to cover potential indemnity claims made by the Company after the closing date. One-third of these holdback amounts are eligible to be released in 12 months from the date of the Transaction and the remainder in 18 months from the date of the Transaction. The holdback cash of $10.4 million is recorded in restricted cash, current and other accrued liabilities, respectively, in the Company's consolidated balance sheet. The holdback of $8.5 million in equity is recorded in other accrued liabilities in the Company's consolidated balance sheet. Additionally, in connection with the Transaction, the Company issued $13.2 million in time-based restricted stock awards and $6.6 million in performance-based restricted stock awards, all of which vest over three years from the Transaction. As of March 31, 2020, the total unrecognized compensation cost related to these awards was approximately $15.1 million, which is expected to be recognized over the next 2.3 years.
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
The preliminary value of the acquired intangible assets acquired are as follows (in thousands):

	Fair Value	Useful life (in Years)
Trade and domain names	$990	0.8
Developed technology	13,830	7
Customer relationships	6,190	7
Total intangible assets	$21,010

The Company incurred costs related to this acquisition of approximately $1.8 million during the year ended March 31, 2020. All acquisition related costs were expensed as incurred and have been recorded in general and administrative expenses in the accompanying consolidated statements of operations.
The revenue and earnings of the acquired business have been included in the Company’s results since the acquisition date and are not material to the Company’s consolidated financial results. Pro forma results of operations for this acquisition have not been presented, as the financial impact to the Company’s consolidated financial statements is not material.

14. SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)
In thousands, except per share data amounts:

	Quarters Ended
	March 31, 2020	Dec. 31, 2019	Sept. 30, 2019	June 30, 2019	March 31, 2019	Dec. 31, 2018	Sept. 30, 2018	June 30, 2018
Total revenues	$121,478	$118,567	109,517	$96,675	$93,767	$89,912	$85,682	$83,225
Gross profit	63,857	62,348	59,820	58,984	59,174	56,962	54,083	52,395
Loss from operations	(46,154)	(43,168)	(37,944)	(32,553)	(27,425)	(24,238)	(21,987)	(15,983)
Net income (loss)	(50,100)	(47,071)	(40,932)	(34,265)	(28,131)	(23,771)	(21,482)	(15,355)
Net income (loss) per share:
Basic and diluted	$(0.49)	$(0.47)	$(0.42)	$(0.36)	$(0.29)	$(0.25)	$(0.23)	$(0.16)

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
None.
ITEM 9A. CONTROLS AND PROCEDURES
Changes in Internal Control Over Financial Reporting
There have not been any changes in the Company's internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934, as amended (the "Exchange Act") during the most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting. We have not experienced any material impact to our internal controls over financial reporting despite the fact that most of our employees are working remotely due to the COVID-19 pandemic. We are continually monitoring and assessing the COVID-19 situation on our internal controls to minimize the impact on their design and operating effectiveness.
Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, as of March 31, 2020. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of March 31, 2020, our disclosure controls and procedures were effective.
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
As discussed in Note 13, "Acquisitions," to the Notes to Consolidated Financial Statements, the Company completed the business combination of Wavecell on July 17, 2019. The Company has excluded Wavecell from its assessment of the effectiveness of its internal control over financial reporting as of March 31, 2020. In accordance with guidance issued by the SEC, companies are permitted to exclude business combinations from their final assessment of internal control over financial reporting during the year of acquisition while integrating the acquired operations. The financial statements of the acquired business are not significant to the Company’s consolidated financial statements as of and for the year ended March 31, 2020.
Based on our assessment, management has concluded that its internal control over financial reporting was effective as of March 31, 2020.
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
ITEM 9B. OTHER INFORMATION
None.
PART III
Certain information required by Part III is omitted from this Annual Report on Form 10-K. The Registrant will file its definitive Proxy Statement for its Annual Meeting of Stockholders pursuant to Regulation 14A of the Securities Exchange Act of 1934, as amended, not later than 120 days after the end of the fiscal year covered by this Annual Report, and certain information included in the 2020 Proxy Statement is incorporated herein by reference.
ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
Information regarding our directors and corporate governance will be presented in our definitive proxy statement for our 2020 Annual Meeting of Stockholders to be held on or about August 10, 2020, which information is incorporated into this Annual Report by reference. However, certain information regarding current executive officers found under the heading "Information About Our Executive Officers" in Item 1 of Part I hereof is also incorporated by reference in response to this Item 10.

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
ITEM 11. EXECUTIVE COMPENSATION
Information relating to executive compensation will be presented in our definitive proxy statement for our 2020 Annual Meeting of Stockholders to be held on or about August 10, 2020, which information is incorporated into this Annual Report by reference.
ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
Information relating to securities authorized for issuance under equity compensation plans and other information required to be provided in response to this item will be presented in our definitive proxy statement for our 2020 Annual Meeting of Stockholders to be held on or about August 10, 2020, which information is incorporated into this Annual Report by reference. In addition, descriptions of our equity compensation plans are set forth in Part II, Item 8 "FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA − NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- Note 8 STOCKHOLDERS' EQUITY."
ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
Information required to be provided in response to this item will be presented in our definitive proxy statement for our 2020 Annual Meeting of Stockholders to be held on or about August 10, 2020, which information is incorporated into this Annual Report by reference.
ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES
Information required to be provided in response to this item will be presented in our definitive proxy statement for our 2020 Annual Meeting of Stockholders to be held on or about August 10, 2020, which information is incorporated into this Annual Report by reference.

PART IV
ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES
(a)(1) Financial Statements. The information required by this item is included in Item 8.
SCHEDULE II
VALUATION AND QUALIFYING ACCOUNTS
(in thousands)

Description	Balance at Beginning of Year	Additions Charged to Expenses	Deductions (a)	Balance at End of Year
Total Allowance for Doubtful Accounts:
Year ended March 31, 2018:	$954	$250	$(300)	$904
Year ended March 31, 2019:	$904	$1,115	$(1,155)	$864
Year ended March 31, 2020:	$864	$3,067	$(825)	$3,106
(a) The deductions related to allowance for doubtful accounts represent accounts receivable which are written off.

(a)(3) Exhibits. The following exhibits are included herein or incorporated herein by reference.

		Incorporated by Reference
Exhibit Number	Exhibit Description	Company Form	Filing Date	Exhibit Number	Filed Herewith
2.2	Share Purchase Agreement, dated as of July 17, 2019, by and among, 8x8, Inc., Wavecell Pte. Ltd., the Sellers named herein, and Qualgro Partners Pte. Ltd.+	10-Q	7/31/2019	2.1
3.1	Restated Certificate of Incorporation of Registrant, dated August 22, 2012	10-K	5/28/2013	3.1
3.2	Amended and Restated By-Laws of 8x8, Inc.	8-K	7/28/2015	3.2
4.1	Description of Capital Stock				X
4.2	Indenture dated as of February 19, 2019, between 8x8, Inc. and Wilmington Trust, National Association, as trustee (including form of Note)	8-K	2/19/2019	4.1
10.1	Form of Indemnification Agreement for Directors and Certain officers*	10-Q	7/31/2015	10.3
10.2	Form of Capped Call Confirmation	8-K	2/19/2019	10.1
10.3	Form of Capped Call Confirmation	8-K	11/21/2019	10.1
10.4	Amended and Restated 2017 Executive Change-In-Control and Severance Policy*	10-Q	11/7/2018	10.2
10.5	8x8, Inc. Amended and Restated 2012 Equity Incentive Plan, effective August 1, 2019*	S-8	8/26/2019	10.1
10.7	Form of Stock Option Agreement under the 8x8, Inc. Amended and Restated 2012 Equity Incentive Plan*	S-8	8/28/2012	10.20
10.8	Form of Notice of Grant of Restricted Stock Unit Award and Agreement under the 8x8, Inc. Amended and Restated 2012 Equity Incentive Plan*	S-8	8/28/2012	10.21
10.9	8x8, Inc. Third Amended and Restated 1996 Employee Stock Purchase Plan*				X
10.10	8x8, Inc. Amended and Restated 2017 New Employee Inducement Incentive Plan*	S-8	6/1/2018	10.5
10.11	Form of Stock Option Agreement under the 8x8, Inc. Amended and Restated 2017 New Employee Inducement Incentive Plan*	S-8	11/2/2017	10.24
10.12	Form of Notice of Grant of Restricted Stock Unit Award and Agreement under the 8x8, Inc. Amended and Restated 2017 New Employee Inducement Incentive Plan*	S-8	11/2/2017	10.25
10.13	8x8, Inc. 2006 Stock Plan, as amended*	10-K	5/26/2009	10.7
10.14	Form of Stock Option under the 8x8, Inc. 2006 Stock Plan, as amended*	10-Q	2/7/2007	10.1
10.15	8x8, Inc. Amended and Restated 2013 New Employee Inducement Incentive Plan*	10-Q	11/2/2016	10.34
10.16	Form of Stock Option Agreement under the 8x8, Inc. Amended and Restated 2013 New Employee Inducement Incentive Plan*	S-8	9/10/2013	10.24
10.17	Form of Notice of Grant of Restricted Stock Unit Award and Agreement under the 8x8, Inc. Amended and Restated 2013 New Employee Inducement Incentive Plan*	S-8	9/10/2013	10.25
10.18	Employment Agreement dated September 9, 2013 between 8x8, Inc. and Vikram Verma*	10-Q	11/8/2013	10.2
10.19	Amendment to Employment Agreement dated June 23, 2015 between 8x8, Inc. and Vikram Verma*	10-Q	7/31/2015	10.2
10.2	Employment Agreement dated September 4, 2017 between 8x8, Inc. and Dejan Deklich*	10-Q	11/2/2017	10.36
10.23	Employment Agreement dated August 27, 2018, as amended October 23, 2018, between 8x8, Inc. and Matthew Zinn*	10-Q	11/7/2018	10.37

Incorporated by Reference
Exhibit Number	Exhibit Description	Company Form	Filing Date	Exhibit Number	Filed Herewith
10.23	Employment Agreement dated September 25, 2018, as amended October 23, 2018, between 8x8, Inc. and Steven Gatoff*	10-Q	11/7/2018	10.38
21.1	Subsidiaries of 8x8, Inc.				X
23.1	Consent of Independent Registered Public Accounting Firm				X
24.1	Power of Attorney (included in signature page)				X
31.1	Certification of Chief Executive Officer of the Registrant pursuant to Rule 13a-14				X
31.2	Certification of Chief Financial Officer of the Registrant pursuant to Rule 13a-14				X
32.1	Certification of Chief Executive Officer of the Registrant pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002				X
32.2	Certification of Chief Financial Officer of the Registrant pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002				X
101
The following financial statements from the Company's Annual Report on Form 10-K for the year ended March 31, 2020, formatted in Inline XBRL: (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Operations, (iii) Consolidated Statements of Comprehensive Loss, (iv) Consolidated Statements of Stockholders’ Equity, (v) Consolidated Statements of Cash Flows and (vi) Notes to Consolidated Financial Statements, tagged as blocks of text and including detailed tagsXBRL Instance Document
X
104	The cover page from the Company's Annual Report on Form 10-K for the year ended March 31, 2020, formatted in Inline XBRL				X
+ Certain schedules and exhibits to this agreement have been omitted in accordance with Item 601(b)(2) of Regulation S-K. A copy of any omitted schedule and/or exhibit will be furnished to the Securities and Exchange Commission on request.
* Indicates management contract or compensatory plan or arrangement.
ITEM 16. FORM 10-K SUMMARY
None.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant, 8x8, Inc., a Delaware corporation, has duly caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of San Jose, State of California, on May 19, 2020.

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
Pursuant to the requirements of the Securities and Exchange Act of 1934, this Annual Report on Form 10-K has been signed by the following persons in the capacities and on the date indicated:

Signature	Title	Date

/s/ VIKRAM VERMA Vikram Verma	Chief Executive Officer and Director (Principal Executive Officer)	May 19, 2020

/s/ STEVEN GATOFF Steven Gatoff	Chief Financial Officer (Principal Financial and Accounting Officer)	May 19, 2020

/s/ BRYAN MARTIN Bryan Martin	Chairman, Director and Chief Technology Officer	May 19, 2020

/s/ ERIC SALZMAN Eric Salzman	Director	May 19, 2020

/s/TODD FORD Todd Ford	Director	May 19, 2020

/s/ JASWINDER PAL SINGH Jaswinder Pal Singh	Director	May 19, 2020

/s/ VLADIMIR JACIMOVIC Vladimir Jacimovic	Director	May 19, 2020

/s/ MONIQUE BONNER Monique Bonner	Director	May 19, 2020

/s/ ELIZABETH THEOPHILLE Elizabeth Theophille	Director	May 19, 2020