Form 10-Q
period 2020-06-30
8X8 INC /DE/
filed 2020-08-04
CIK 1023731

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM	10-Q
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2020
OR
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.    ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes    ☐        No    ☒ The number of shares of the Registrant's Common Stock outstanding as of July 29, 2020 was 104,234,242.

8X8, INC
FORM 10-Q
FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2020

Forward-Looking Statements and Risk Factors
Statements contained in this quarterly report on Form 10-Q, or Quarterly Report, regarding our expectations, beliefs, estimates, intentions or strategies are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Any statements contained herein that are not statements of historical fact may be deemed to be forward-looking statements. For example, words such as "may," "will," "should," "estimates," "predicts," "potential," "continue," "strategy," "believes," "anticipates," "plans," "expects," "intends," and similar expressions are intended to identify forward-looking statements. These forward-looking statements include, but are not limited to, statements regarding: industry trends; our number of customers; average annual service revenue per customer; cost of service revenue and other revenue; research and development expenses; hiring of employees; sales and marketing expenses; and general and administrative expenses in future periods; and the impact of the COVID-19 pandemic. You should not place undue reliance on these forward-looking statements. Actual results and trends may differ materially from historical results and those projected in any such forward-looking statements depending on a variety of factors. These factors include, but are not limited to:

•	the impact of economic downturns on us and our customers, including the impacts of the COVID-19 pandemic;

•	customer cancellations and rate of customer churn;

•	benefits that can be realized from legacy products, including reducing the number of supported platforms and improved customer churn;

•	customer acceptance and demand for our cloud communication and collaboration services, including voice, contact center, video, messaging, and communication APIs;

•	competitive market pressures, and any changes in the competitive dynamics of the markets in which we compete;

•	market acceptance of new or existing services and features we may offer from time to time;

•	the quality and reliability of our products and services;

•	our ability to scale our business;

•	customer acquisition costs;

•	our reliance on a network of channel partners to provide substantial new customer demand;

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
Please refer to the "Risk Factors" section of our annual report on Form 10-K for the fiscal year ended March 31, 2020 as modified by the "Risk Factors" section of this Quarterly Report, and subsequent Securities and Exchange Commission ("SEC") filings for additional factors that could materially affect our financial performance. All forward-looking statements included in this Quarterly Report are based on information available to us on the date hereof, and we assume no obligation to update any such forward-looking statements. Readers are urged to carefully review and consider the various disclosures made in this Quarterly Report, which attempts to advise interested parties of the risks and factors that may affect our business, financial condition, results of operations and prospects.
Our fiscal year ends on March 31 of each calendar year. Each reference to a fiscal year in this Quarterly Report, refers to the fiscal year ended March 31 of the calendar year indicated (for example, fiscal 2021 refers to the fiscal year ended March 31, 2021). Unless the context requires otherwise, references to "we," "us," "our," "8x8" and the "Company" refer to 8x8, Inc. and its consolidated subsidiaries.

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
8X8, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, unaudited)

	June 30, 2020	March 31, 2020
ASSETS
Current assets:
Cash and cash equivalents	$116,690	$137,394
Restricted cash, current	10,376	10,376
Short-term investments	40,580	33,458
Accounts receivable, net	40,572	37,811
Deferred sales commission costs, current	24,247	22,444
Other current assets	35,336	35,679
Total current assets	267,801	277,162
Property and equipment, net	96,112	94,382
Operating lease, right-of-use assets	76,054	78,963
Intangible assets, net	21,773	24,001
Goodwill	128,980	128,300
Restricted cash, non-current	8,641	8,641
Long-term investments	9,965	16,083
Deferred sales commission costs, non-current	58,535	53,307
Other assets	20,232	19,802
Total assets	$688,093	$700,641
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$39,342	$40,261
Accrued compensation	27,764	22,656
Accrued taxes	9,220	10,251
Operating lease liabilities, current	9,989	5,875
Deferred revenue, current	8,352	7,105
Other accrued liabilities	26,873	37,277
Total current liabilities	121,540	123,425
Operating lease liabilities, non-current	87,884	92,452
Convertible senior notes, net	295,662	291,537
Other liabilities, non-current	4,141	2,496
Total liabilities	509,227	509,910
Commitments and contingencies (Note 8)
Stockholders' equity:
Common stock	104	103
Additional paid-in capital	657,014	625,474
Accumulated other comprehensive loss	(10,869)	(12,176)
Accumulated deficit	(467,383)	(422,670)
Total stockholders' equity	178,866	190,731
Total liabilities and stockholders' equity	$688,093	$700,641
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

8X8, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share amounts; unaudited)

	Three Months Ended June 30,
	2020	2019
Service revenue	$114,183	$89,839
Other revenue	7,624	6,836
Total revenue	121,807	96,675
Operating expenses:
Cost of service revenue	40,996	25,300
Cost of other revenue	11,137	12,391
Research and development	21,494	18,331
Sales and marketing	60,150	53,599
General and administrative	25,790	19,607
Total operating expenses	159,567	129,228
Loss from operations	(37,760)	(32,553)
Other income (expense), net	(3,925)	(1,564)
Loss before provision for income taxes	(41,685)	(34,117)
Provision for income taxes	228	148
Net loss	$(41,913)	$(34,265)
Net loss per share:
Basic and diluted	$(0.40)	$(0.36)
Weighted-average common shares outstanding:
Basic and diluted	103,607	96,429
 The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

8X8, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(In thousands, unaudited)

	Three Months Ended June 30,
	2020	2019
Net loss	$(41,913)	$(34,265)
Other comprehensive income (loss), net of tax
Unrealized gain on investments in securities	422	121
Foreign currency translation adjustment	885	(652)
Comprehensive loss	$(40,606)	$(34,796)
  The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

8X8, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(In thousands, except shares, unaudited)

	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total
	Shares	Amount
Balance at March 31, 2020	103,178,621	$103	$625,474	$(12,176)	$(422,670)	$190,731
Adjustment to opening balance for change in accounting principle	—	—	—	—	(2,800)	(2,800)
Issuance of common stock under stock plans, less withholding	688,414	1	(67)	—	—	(66)
Stock-based compensation expense	—		23,118	—	—	23,118
Issuance of common stock related to acquisition	—	—	8,489	—	—	8,489
Unrealized investment gain	—			422	—	422
Foreign currency translation adjustment	—			885	—	885
Net loss	—				(41,913)	(41,913)
Balance at June 30, 2020	103,867,035	$104	$657,014	$(10,869)	$(467,383)	$178,866

	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total
	Shares	Amount
Balance at March 31, 2019	96,119,888	$96	$506,949	$(7,353)	$(250,302)	$249,390
Issuance of common stock under stock plans, less withholding	451,308	1	1,493	—	—	1,494
Stock-based compensation expense	—	—	14,059	—	—	14,059
Unrealized investment gain	—	—	—	121	—	121
Foreign currency translation adjustment	—	—	—	(652)	—	(652)
Net loss	—	—	—	—	(34,265)	(34,265)
Balance at June 30, 2019	96,571,196	$97	$522,501	$(7,884)	$(284,567)	$230,147
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

8X8, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands, unaudited)

	Three Months Ended June 30,
	2020	2019
Cash flows from operating activities:
Net loss	$(41,913)	$(34,265)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	2,823	2,325
Amortization of intangible assets	2,228	1,524
Amortization of capitalized software	6,217	3,805
Amortization of debt discount and issuance costs	4,126	3,173
Amortization of deferred sales commission costs	6,138	4,189
Allowance for credit losses	1,742	429
Operating lease expense, net of accretion	3,750	2,085
Stock-based compensation	22,779	13,597
Other	602	597
Changes in assets and liabilities:
Accounts receivable, net	(3,428)	(3,765)
Deferred sales commission costs	(13,186)	(8,707)
Other current and non-current assets	(3,025)	(5,740)
Accounts payable and accruals	(519)	(588)
Deferred revenue	2,416	832
Net cash used in operating activities	(9,250)	(20,509)
Cash flows from investing activities:
Purchases of property and equipment	(2,453)	(1,984)
Cost of capitalized software	(8,866)	(7,738)
Proceeds from maturities of investments	16,575	4,600
Proceeds from sales of investments	—	29,793
Purchases of investments	(17,156)	(13,500)
Net cash (used in) provided by investing activities	(11,900)	11,171
Cash flows from financing activities:
Finance lease payments	(67)	(130)
Tax-related withholding of common stock	(69)	(23)
Proceeds from issuance of common stock under employee stock plans	2	1,520
Net cash (used in) provided by financing activities	(134)	1,367
Effect of exchange rate changes on cash	580	413
Net decrease in cash and cash equivalents, and restricted cash	(20,704)	(7,558)
Cash, cash equivalents, and restricted cash at the beginning of the period	156,411	284,683
Cash, cash equivalents, and restricted cash at the end of the period	$135,707	$277,125
Supplemental and non-cash disclosures:
Income taxes paid	$165	$218

Reconciliation of cash, cash equivalents, and restricted cash to the condensed consolidated balance sheets (in thousands):

	June 30,
	2020	2019
Cash and cash equivalents	$116,690	$269,025
Restricted cash, current	10,376	—
Restricted cash, non-current	8,641	8,100
Total cash, cash equivalents, and restricted cash	$135,707	$277,125
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
The Company is a leading cloud provider of enterprise Software-as-a-Service ("SaaS") communications solutions that enable businesses of all sizes to communicate faster and smarter across voice, video meetings, chat, and contact centers, transforming both employee and customer experiences with communications that work simply, integrate seamlessly, and perform reliably. From one proprietary cloud technology platform, customers have access to unified communications, team collaboration, video conferencing, contact center, data and analytics, and other services. Substantially all revenue is generated from communication services subscriptions and platform usage. The Company also generates revenue from sales of hardware and professional services, which are complementary to the delivery of our integrated technology platform.
2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
BASIS OF PRESENTATION AND CONSOLIDATION
The Company's fiscal year ends on March 31 of each calendar year. Each reference to a fiscal year in these notes to the condensed consolidated financial statements refers to the fiscal year ended March 31 of the calendar year indicated (for example, fiscal 2021 refers to the fiscal year ending March 31, 2021).
The accompanying interim condensed consolidated financial statements are unaudited and have been prepared in accordance with U.S. generally accepted accounting principles ("GAAP") and regulations of the Securities and Exchange Commission (SEC) regarding interim financial reporting. The March 31, 2020 year-end condensed consolidated balance sheet data in this document were derived from audited consolidated financial statements and does not include all of the disclosures required by GAAP. These condensed consolidated financial statements should be read in conjunction with the Company's audited consolidated financial statements as of and for the fiscal year ended March 31, 2020 and notes thereto included in the Company's fiscal 2020 annual report on Form 10-K. There have been no material changes in our significant accounting policies as described in the Company's annual report on Form 10-K for the year ended March 31, 2020 during the three months ended June 30, 2020, except for the accounting policies described below that were updated as a result of adopting Accounting Standards Update ("ASU") 2016-03, Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments, further amended by various ASUs and ASU 2018-15, Intangibles-Goodwill and Other-Internal Use Software (Subtopic 350-40). The results of operations and cash flows for the interim periods included in these condensed consolidated financial statements are not necessarily indicative of the results to be expected for any future periods or the entire fiscal year.
In the opinion of the Company's management, these interim condensed consolidated financial statements reflect all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair statement of the Company's financial position, results of operations, and cash flows for the periods presented.
USE OF ESTIMATES
The preparation of the condensed consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities and equity, and disclosure of contingent assets and liabilities at the date of the condensed consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. On an ongoing basis, the Company evaluates its estimates, including, but not limited to, those related to allowance for credit losses, returns reserve for expected cancellations, fair value of and/or evaluation for impairment of goodwill and intangible assets, capitalization of internally developed software, benefit period for deferred sales commission costs, stock-based compensation expense, incremental borrowing rate used to calculate operating lease liabilities, income and sales tax liabilities, fair value of convertible senior notes, litigation, and other contingencies. The Company bases its estimates on known facts and circumstances, historical experience, and various other assumptions. Actual results could differ from those estimates under different assumptions or conditions.

RECLASSIFICATIONS AND OTHER CHANGES
During the fourth quarter of fiscal 2020, the Company determined that presenting service revenue as revenue from the Company's core communication services would provide transparency and clarity to the users of the financial statements. As such, the Company reclassified certain revenue and cost of revenue on its condensed consolidated statement of operations for the three months ended June 30, 2019. The reclassifications did not have any impact on total revenue, consolidated net loss, or cash flows. Professional services revenue and cost of professional services revenue previously reported in service revenue and cost of service revenue are now reported in other revenue and cost of other revenue. Product revenue and cost of product revenue are also now reported in other revenue and cost of other revenue.
In addition, certain prior year amounts in the condensed consolidated statements of cash flows have been reclassified to conform with the current year presentation of allowance for credit losses.
RECENTLY ADOPTED ACCOUNTING PRONOUNCEMENTS
In June 2016, the FASB issued ASU 2016‑13, Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments, further amended by ASU 2018-19 issued in November 2019, ASU 2019-04 issued in April 2019, ASU 2019-05 issued in May 2019, ASU 2019-10 issued in November 2019, and ASU 2019-11 issued in November 2019, which replaces the existing impairment model with a forward-looking expected loss method. Under this update, on initial recognition and at each reporting period, an entity is required to recognize an allowance that reflects the entity's current estimate of credit losses expected to be incurred over the life of the financial instrument. For trade receivables, loans, and other financial instruments, an entity is required to use a forward-looking expected loss model to recognize credit losses that are probable. It also eliminates the concept of other-than-temporary impairment and requires credit losses related to available-for-sale debt securities to be recorded through an allowance for credit losses rather than as a reduction in the amortized cost basis of the securities. These changes result in more timely recognition of credit losses. These ASUs are effective for annual and interim periods beginning after December 15, 2019, which is fiscal 2021 for the Company. The Company adopted ASU 2016-13 on a modified retrospective basis as of April 1, 2020 through a cumulative-effect adjustment to the Company's beginning accumulated deficit balance; the impact of the adoption was not material to the Company's consolidated financial statements as credit losses are not expected to be significant based on historical collection trends, the financial condition of the Company’s customers, and external market factors, including those related to the COVID-19 pandemic. The Company will continue to actively monitor the impact of the recent COVID-19 pandemic on expected credit losses.
In August 2018, the FASB issued ASU 2018-13, Fair Value Measurement (Topic 820), which makes modifications to disclosure requirements on fair value measurements. The amendment is effective for public companies with fiscal years beginning after December 15, 2019, which is fiscal 2021 for the Company. The Company adopted ASU 2018-13 in the first quarter of fiscal 2021, and the impact of the adoption was immaterial to the Company's consolidated financial statements.
In August 2018, the FASB issued ASU 2018-15, Intangibles-Goodwill and Other-Internal Use Software (Subtopic 350-40), which reduces complexity for the accounting for costs of implementing a cloud computing service arrangement. The amendment is effective for public companies with fiscal years beginning after December 15, 2019, which is fiscal 2021 for the Company; early adoption is permitted. The Company adopted this guidance on a prospective basis effective April 1, 2020. The adoption of this guidance did not have a material impact on the Company's consolidated financial statements.
RECENT ACCOUNTING PRONOUNCEMENTS NOT YET ADOPTED
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
3. REVENUE RECOGNITION
Disaggregation of Revenue
The Company disaggregates its revenue by geographic region. See Note 13 for more information.

Contract Balances
The following table provides information about receivables, contract assets, and deferred revenues from contracts with customers (in thousands):

	June 30, 2020	March 31, 2020
Accounts receivable, net	$40,572	$37,811
Contract assets, current, net	$11,625	$10,425
Contract assets, non-current, net	$13,897	$13,698
Deferred revenue, current	$8,352	$7,105
Deferred revenue, non-current	$2,279	$1,119
Contract assets, current and non-current, net and deferred revenue, non-current are recorded in other current assets, other assets, and other liabilities, non-current, respectively.
Changes in the contract assets and deferred revenue balances during the three months ended June 30, 2020 are as follows (in thousands):

	June 30, 2020	March 31, 2020	Change
Contract assets	$25,522	$24,123	$1,399
Deferred revenue	$10,631	$8,224	$2,407

The change in contract assets was primarily driven by the recognition of revenue that has not yet been billed, net of amounts billed during the period and reserve for current estimate of credit losses. The increase in deferred revenue was due to billings in advance of performance obligations being satisfied, net of revenue recognized for services rendered during the period. Revenue of $3.7 million was recognized during the three months ended June 30, 2020, which was offset by additional deferrals during the period.
Remaining Performance Obligations
The Company's subscription terms typically range from one to five years. Contract revenue as of June 30, 2020 that has not yet been recognized was approximately $290.0 million from remaining performance obligations. This excludes contracts with an original expected length of one year or less. The Company expects to recognize revenue on most of the remaining performance obligations over the next 36 months.
4. FAIR VALUE MEASUREMENTS
Cash, cash equivalents, restricted cash, and available-for-sale investments were as follows (in thousands):

As of June 30, 2020	Amortized Costs	Gross Unrealized Gain	Gross Unrealized Loss	Estimated Fair Value	Cash and Cash Equivalents	Restricted Cash (Current & Non-Current)	Short-Term Investments	Long-Term Investments
Cash	$34,028	$—	$—	$34,028	$23,652	$10,376	$—	$—
Level 1:
Money market funds	88,638	—	—	88,638	88,638	—	—	—
Treasury securities	11,686	89	—	11,775	—	—	11,775	—
Subtotal	134,352	89	—	134,441	112,290	10,376	11,775	—
Level 2:
Certificate of deposit	8,641	—	—	8,641	—	8,641	—	—
Commercial paper	9,395	1	—	9,396	4,400	—	4,996	—
Corporate debt	33,629	152	(7)	33,774	—	—	23,809	9,965
Subtotal	51,665	153	(7)	51,811	4,400	8,641	28,805	9,965
Total assets	$186,017	$242	$(7)	$186,252	$116,690	$19,017	$40,580	$9,965

As of March 31, 2020	Amortized Costs	Gross Unrealized Gain	Gross Unrealized Loss	Estimated Fair Value	Cash and Cash Equivalents	Restricted Cash (Current & Non-Current)	Short-Term Investments	Long-Term Investments
Cash	$31,378	$—	$—	$31,378	$21,002	$10,376	$—	$—
Level 1:
Money market funds	110,796	—	—	110,796	110,796	—	—	—
Treasury securities	6,192	116	—	6,308	—	—	—	6,308
Subtotal	148,366	116	—	148,482	131,798	10,376	—	6,308
Level 2:
Certificate of deposit	8,641	—	—	8,641	—	8,641	—	—
Commercial paper	14,979	6	—	14,985	5,596	—	9,389	—
Corporate debt	34,153	32	(341)	33,844	—	—	24,069	9,775
Subtotal	57,773	38	(341)	57,470	5,596	8,641	33,458	9,775
Total assets	$206,139	$154	$(341)	$205,952	$137,394	$19,017	$33,458	$16,083

Certificate of deposit represents the Company's letter of credits securing leases for office facilities, and the balance of which is included in restricted cash, non-current in the Company's condensed consolidated balance sheet.
The Company considers its investments as available to support its current operations, and it has classified all investments as available-for-sale securities. As of June 30, 2020, for investments that were in unrealized loss positions, the Company does not have the intent to sell any of these investments, and has determined that it is not more likely than not that it will be required to sell any of these investments before recovery of the entire amortized cost basis.
The Company regularly reviews the changes to the rating of its securities at the individual security level by rating agencies as well as reasonably monitors the surrounding economic conditions to assess the risk of expected credit losses. As of June 30, 2020, the Company did not have any risk of expected credit losses.
As of June 30, 2020, the estimated fair value of the Company's outstanding convertible senior notes (the "Notes") was $326.3 million, which was determined based on the closing price for the Notes on the last trading day of the reporting period and is considered to be Level 2 in the fair value hierarchy due to limited trading activity of the Notes.
5. BUSINESS COMBINATIONS
Wavecell Acquisition
On July 17, 2019, the Company entered into a Share Purchase Agreement (the “Share Purchase Agreement”) with Wavecell Pte. Ltd., a corporation incorporated under the laws of the Republic of Singapore (“Wavecell”), the equity holders of Wavecell (collectively, the “Sellers”), and Qualgro Partners Pte. Ltd., in its capacity as the representative of the equity holders of Wavecell. Pursuant to the Share Purchase Agreement, the Company acquired all of the outstanding shares and other equity interests of Wavecell (the “Transaction”). This Transaction extends 8x8’s technology advantage as a fully-owned, cloud technology platform with unified communications as a service ("UCaaS"), contact center as a service ("CCaaS"), video communication as a service ("VCaaS"), and communication platform as a service ("CPaaS") solutions able to natively offer pre-packaged communications, contact center and video solutions and open APIs to embed these and other communications into an organization’s core business processes.
The total fair value of the purchase consideration of $117.1 million was comprised of $72.8 million in cash and $44.3 million in shares of common stock of the Company, of which $10.4 million in cash and $8.5 million in equity have been heldback to cover potential indemnity claims made by the Company after the closing date. One-third of these holdback amounts are eligible to be released in 12 months from the date of the Transaction and the remainder in 18 months from the date of the Transaction. The holdback cash of $10.4 million is recorded in restricted cash, current and other accrued liabilities, respectively, in the Company's condensed consolidated balance sheet. The holdback shares of $8.5 million is included in additional paid-in capital in the Company's condensed consolidated balance sheet. Additionally, in connection with the Transaction, the Company issued $13.2 million in time-based restricted stock awards and $6.6 million in performance based restricted stock awards, all of which vest over three years from the acquisition date.

The major classes of assets and liabilities to which the Company has allocated the fair value of purchase consideration were as follows (in thousands):

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
The value of the acquired intangible assets acquired are as follows (in thousands):

	Fair Value	Useful life (in Years)
Trade and domain names	$990	0.8
Developed technology	13,830	7
Customer relationships	6,190	7
Total intangible assets	$21,010

6. INTANGIBLE ASSETS, GOODWILL, AND OTHER ASSETS
The carrying value of intangible assets consisted of the following (in thousands):

	June 30, 2020			March 31, 2020
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Developed technology	$33,942	$(17,747)	$16,195	$33,932	$(16,312)	$17,620
Customer relationships	11,395	(5,817)	5,578	11,409	(5,412)	5,997
Trade and domain names	985	(985)	—	983	(599)	384
Total acquired identifiable intangible assets	$46,322	$(24,549)	$21,773	$46,324	$(22,323)	$24,001

As of June 30, 2020, the weighted average remaining useful life for technology and customer relationships was 4.8 years and 5.7 years, respectively.
At June 30, 2020, the expected future amortization expense of these intangible assets is as follows (in thousands):

Remainder of 2021	$4,643
2022	4,708
2023	3,156
2024	2,851
2025	2,851
Thereafter	3,564
Total	$21,773

The following table provides a summary of the changes in the carrying amounts of goodwill (in thousands):

Balance at March 31, 2020	$128,300
Foreign currency translation adjustments	680
Balance at June 30, 2020	$128,980

Deferred Sales Commission Costs
Amortization of deferred sales commission costs for the three months ended June 30, 2020 and 2019 was $6.1 million and $4.2 million, respectively. There were no material write-offs relative to the costs capitalized during these periods.
7. LEASES
Operating Leases
The Company primarily leases facilities for office and data center space under non-cancellable operating leases for its U.S. and international locations that expire at various dates through 2030.
The following table provides balance sheet information related to leases as of June 30, 2020 (in thousands):

	June 30, 2020	March 31, 2020
Assets
Operating lease, right-of-use assets	$76,054	$78,963

Liabilities
Operating lease liabilities, current	$9,989	$5,875
Operating lease liabilities, non-current	87,884	92,452
Total operating lease liabilities	$97,873	$98,327

The components of lease expense were as follows (in thousands):

	Three Months Ended June 30,
	2020	2019
Operating lease expense	$3,750	$2,085
Variable lease expense	782	209

Short-term lease expense was immaterial for the three months ended June 30, 2020 and 2019.
Operating cash flow from operating lease was $2.1 million and $2.3 million, respectively, for the three months ended June 30, 2020 and 2019.
The following table presents supplemental information for the three months ended June 30, 2020 (in thousands, except for weighted average):

Weighted average remaining lease term	8.8 years
Weighted average discount rate	4.0%
The following table presents maturity of lease liabilities under the Company's non-cancellable operating leases as of June 30, 2020 (in thousands):

Remainder of 2021	$7,549
2022	16,218
2023	15,079
2024	11,718
2025	11,382
Thereafter	58,074
Total lease payments	$120,020
Less: imputed interest	(20,501)
Less: lease incentives receivable	(1,646)
Present value of lease liabilities	$97,873

Lease Assignment
In the fourth quarter of fiscal 2018, the Company entered into a 132-month lease agreement (the "Agreement") with CAP Phase I, a Delaware limited liability company (the "Landlord"), to rent approximately 162,000 square feet of office space in a new building in San Jose, California. The lease term began on January 1, 2019. On April 30, 2019, due to the Company's rapid growth and greater than anticipated future space needs, the Company entered into an assignment and assumption (the "Assignment") of the Agreement with the Landlord, and Roku Inc., a Delaware corporation ("Roku"), whereby the Company assigned to Roku the Agreement. Pursuant to the Assignment, the Company expects to be released from all of its obligations under the lease and related standby letter of credit by the end of the Company’s fiscal year ending March 31, 2022, or shortly thereafter. The Company also expects to receive the reimbursement of base rent and direct expenses from Roku by the end of the Company’s fiscal year ending March 31, 2022 in accordance with the Assignment.
The obligations related to the Agreement are not included in the right-of-use asset or lease liabilities as of June 30, 2020. The remaining obligations related to the Assignment of $6.9 million and the termination fee of $0.8 million are recorded in other accrued liabilities and other liabilities, non-current, respectively, in the Company's condensed consolidated balance sheet. The expected receivable of $6.9 million is recorded in other current assets in the Company's condensed consolidated balance sheet.
8. COMMITMENTS AND CONTINGENCIES
Other Commitments, Indemnifications, and Contingencies
From time to time, the Company receives inquiries from federal and various state and municipal taxing agencies with respect to the remittance of sales, use, telecommunications, excise, payroll, and income taxes. Several jurisdictions are currently conducting tax audits of the Company's records. The Company collects from its customers or has accrued for taxes that it believes are required to be remitted. The amounts that have been remitted have historically been within the accruals established by the Company. The Company adjusts its accrued taxes when facts relating to specific exposures warrant such adjustment. The Company continues to conduct periodic review of the taxability of certain of its services that may be subject to sales, use, telecommunications or other similar indirect taxes in certain jurisdictions. As of June 30, 2020 and March 31, 2020, the Company had accrued contingent indirect tax liabilities of $4.5 million.
Legal Proceedings
The Company, from time to time, may be involved in a variety of claims, lawsuits, investigations and other proceedings, including patent infringement claims, employment litigation, regulatory compliance matters and contractual disputes, that can arise in the normal course of the Company's operations. The Company accrues a liability when management believes information available prior to the issuance of the financial statements indicates it is probable a loss has been incurred as of the date of the financial statements and the amount of loss can be reasonably estimated. The Company adjusts its accruals to reflect the impact of negotiations, settlements, rulings, advice of legal counsel and other information and events pertaining to a particular case. Legal costs are expensed as incurred.
As of June 30, 2020, the Company does not have any material provisions for any such lawsuits, claims and proceedings and believes it is not probable that a loss had been incurred. Litigation is inherently unpredictable and subject to significant uncertainties. While there can be no assurances that favorable final outcomes will be obtained, the Company believes it has valid defenses with respect to legal matters pending against it. Future litigation could be costly to defend, could impose significant burdens on employees and cause the diversion of management's attention, and could upon resolution have a material adverse effect on the Company's business, results of operations, financial condition and cash flows.
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
The Notes will be convertible at certain times and upon the occurrence of certain events in the future. Further, on or after October 1, 2023, until the close of business on the second scheduled trading day immediately preceding the maturity date, holders may convert all or any portion of their Notes, regardless of the foregoing circumstances. Upon conversion, the Company will satisfy its conversion obligation by paying or delivering, as the case may be, cash, shares of common stock, or a combination of cash and shares of common stock, at the Company's election. The Company’s current intent is to settle the principal amount of the Notes in cash upon conversion. During the three months ended June 30, 2020, the conditions allowing holders of the Notes to convert were not met.
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

The net carrying amount of the liability component of the Notes was as follows (in thousands):

	June 30, 2020	March 31, 2020
Principal	$362,500	$362,500
Unamortized debt discount	(65,919)	(69,987)
Unamortized issuance costs	(919)	(976)
Net carrying amount	$295,662	$291,537

Interest expense related to the Notes was as follows (in thousands):

	Three Months Ended June 30,
	2020	2019
Contractual interest expense	$453	$359
Amortization of debt discount	4,068	3,146
Amortization of issuance costs	57	26
Total interest expense	$4,578	$3,531

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
10. STOCK-BASED COMPENSATION
The following tables summarize information pertaining to the stock-based compensation expense from stock options and stock awards (in thousands):

	Three Months Ended June 30,
	2020	2019
Cost of service revenue	$1,814	$997
Cost of other revenue	787	734
Research and development	6,545	3,864
Sales and marketing	5,739	3,921
General and administrative	7,894	4,081
Total	$22,779	$13,597
Stock options and stock awards activities under the Company's stock plans during three months ended June 30, 2020 and 2019 are summarized as follows (in thousands, except weighted-average grant-date fair value and recognition period):

	Three Months Ended June 30,
	2020	2019
Stock options outstanding at the beginning of the period:	2,274	3,114
Options granted	—	—
Options exercised	(1)	(124)
Options forfeited	(14)	(16)
Options outstanding at the end of the period:	2,259	2,974
Weighted-average fair value of grants during the period	$—	$—
Total intrinsic value of options exercised during the period	$5	$1,402
Weighted-average remaining recognition period (in years)	1.73	2.46

Stock awards outstanding at the beginning of the period:	9,191	7,820
Stock awards granted	1,304	1,147
Stock awards vested	(721)	(329)
Stock awards canceled and forfeited	(331)	(445)
Stock awards outstanding at the end of the period:	9,443	8,193
Weighted-average fair value of grants during the period	$19.22	$22.40
Weighted-average remaining recognition period (in years)	1.76	2.11

Total unrecognized compensation expense at period-end	$116,957	$109,422

Stock Repurchases
In May 2017, the Company's board of directors authorized the Company to purchase up to $25.0 million of its common stock from time to time (the "2017 Repurchase Plan"). The 2017 Repurchase Plan expires when the maximum purchase amount is reached, or upon the earlier revocation or termination by the board of directors. The remaining amount available under the 2017 Repurchase Plan at June 30, 2020 was approximately $7.1 million. There were no stock repurchases under the 2017 Repurchase Plan during the three months ended June 30, 2020 and 2019.
11. INCOME TAXES
The Company's effective tax rate was (0.5)% and (0.4)% for the three months ended June 30, 2020 and 2019. The difference in the effective tax rate and the U.S. federal statutory rate was primarily due to the full valuation allowance the Company continues to maintain against its deferred tax assets. The effective tax rate is calculated by dividing the income tax provision by net loss before income tax expense.
12. NET LOSS PER SHARE
The following table summarizes the computation of basic and diluted net loss per share (in thousands, except share and per share data):

	Three Months Ended June 30,
	2020	2019
Numerator:
Net loss available to common stockholders	$(41,913)	$(34,265)
Denominator:
Common shares - basic and diluted	103,607	96,429
Net loss per share
Basic and diluted	$(0.40)	$(0.36)

The following shares attributable to outstanding stock options and stock awards were excluded from the calculation of diluted earnings per share because their inclusion would have been anti-dilutive (in thousands):

	Three Months Ended June 30,
	2020	2019
Stock options	2,259	2,974
Stock awards	9,443	8,188
Potential shares to be issued from ESPP	582	636
Total anti-dilutive shares	12,284	11,798

13. GEOGRAPHICAL INFORMATION
The following tables set forth the geographic information for each period (in thousands):

	Three Months Ended June 30,
Revenue by geographic area:	2020	2019
United States	$93,244	$83,249
International	28,563	13,426
Total revenue	$121,807	$96,675

Property and equipment by geographic area:	June 30, 2020	March 31, 2020
United States	$89,954	$87,673
International	6,158	6,709
Total property and equipment, net	$96,112	$94,382

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our condensed consolidated financial statements and related notes appearing elsewhere in this Quarterly Report on Form 10-Q. As discussed in the section titled “Forward-Looking Statements,” the following discussion and analysis contains forward-looking statements that involve risks and uncertainties, as well as assumptions that, if they never materialize or prove incorrect, could cause our results to differ materially from those expressed or implied by such forward-looking statements. Factors that could cause or contribute to these differences include, but are not limited to, those discussed below and elsewhere in this report, particularly those set forth under the section entitled "Risk Factors" in our annual report on Form 10-K for the fiscal year ended March 31, 2020 as modified by those in Part II, Item 1A of this Quarterly Report on Form 10-Q under the heading "Risk Factors."
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
Our customers range from small businesses to large enterprises and their users are spread across more than 150 countries. In recent years, we have increased our up-market focus on the mid-market and enterprise customer categories.
We have a portfolio of cloud-based offerings that are subscription based, made available at different rates varying by the specific functionalities, services and number of users. We generate service revenue from communication services subscriptions and platform usage. We generate other revenues from the sales and rentals of office phones and other hardware equipment, and professional services. We define a “customer” as one or more legal entities to which we provide services pursuant to a single contractual arrangement. In some cases, we may have multiple billing relationships with a single customer (for example, where we establish separate billing accounts for a parent company and each of its subsidiaries).
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
Prior to the launch of 8x8 X Series in 2018, our customers subscribed to our legacy products. We are migrating these customers from our legacy solutions to our 8x8 X Series product suite, and we intend to accelerate the pace of customer migrations in fiscal 2021. These migrations may require us to incur professional services and related engineering costs. While we may not be able to recover these costs from our customers, we believe that we will realize other benefits including reducing the number of platforms that we are required to support and improved customer retention.
SUMMARY AND OUTLOOK
In the first quarter of fiscal 2021, our total service revenue grew 27.1% year-over-year to $114.2 million. We continued to show an increase in our average annualized service revenue per customer, which grew to $7,883 in the first quarter of fiscal 2021, compared with $7,069 in the same period of fiscal 2020, as we are selling more to mid-market and enterprise customers. Service revenue from mid-market and enterprise customers represented 45% of total service revenue and grew 48% over the prior year. We also increased the number of deals where customers purchase our integrated communications and contact center solutions, which we have referred to as bundled deals; 55% of our new bookings greater than $12,000 of annualized recurring revenue were from customers that selected bundled UCaaS and CCaaS, as compared to 51% one year ago.
Our continued business focus is on achieving improved operating efficiencies while delivering revenue growth. In fiscal 2020, we continued to make important investments in our products and technology platform, and focused on key areas of spend in our go-to-market strategy. Additionally, we looked to drive efficiencies in our small business customer acquisition and operations, and focused on expanding our business upmarket with mid-market and enterprise customers. We believe that this approach and execution will enable the Company to grow and capture market share during this phase of industry disruption in a cost-effective way and support the Company in pursuit of its path to profitability and operating cash flow improvement, which we will continue to execute throughout fiscal 2021.
In the remainder of fiscal 2021, we plan to continue making investments in activities to acquire more customers, including global expansion and investing in our direct marketing efforts, sales force, e-commerce, and outbound marketing efforts. We also intend to continue investing in our indirect channel programs to acquire more third-party selling agents to help sell our solutions, including investments in our value added resellers ("VARs") and master agent programs. Should these upfront investments not result in additional revenue from new or existing customers, including as result of adverse impacts from the COVID-19 pandemic, and/or these cost reduction and efficiency efforts do not result in meaningful savings, our operating results may be adversely impacted.
IMPACTS OF COVID-19
The full extent of the impact of the COVID-19 pandemic on our business, operations and financial results will depend on numerous evolving factors that we may not be able to accurately predict, including those set forth under the section entitled "Risk Factors" in our annual report on Form 10-K for the fiscal year ended March 31, 2020 as modified by the "Risk Factors" section of this Quarterly Report. In an effort to contain COVID-19 or slow its spread, governments around the world have enacted various measures, some of which have been subsequently rescinded or modified, including orders to close non-essential businesses, isolate residents to their homes, and practice social distancing. To protect the health and safety of our employees, our workforce continues to spend a significant amount of time working from home with many of our offices around the world remaining closed and travel being curtailed for our employees as well as our customers. These restrictions have altered the ways we conduct sales activities and market to current and prospective customers and how we conduct our ongoing business operations, resulting in reductions in travel related expenses and, by some measures, has resulted in improved employee productivity in certain areas. Small business and mid-size customers have been more impacted by the COVID-19 pandemic than enterprise customers, which has necessitated greater flexibility and responsiveness to our customers evolving needs. Additionally, while our usage revenue from CPaaS grew year-over-year in the first quarter, we did have lower than expected CPaaS usage during the quarter as a result of COVID-related slowdown in APAC; however we observed positive trends toward the end of the quarter. While we anticipate that the global health crisis caused by COVID-19 and the measures enacted to slow its spread will negatively impact certain business activity across the globe, to date, it has not resulted in as significant a negative impact on our business, as initially anticipated. We continue to proactively and closely monitor the health of our customers and suppliers and other impacts of the pandemic to determine whether risks of loss or other negative impacts upon our business exist. The effects of COVID-19 have also been considered in management's judgments around credit loss impairments.
COMPONENTS OF RESULTS OF OPERATIONS
Service Revenue
Service revenue consists of communication services subscriptions, platform usage revenue, and related fees from our UCaaS, CCaaS, and CPaaS offerings. We plan to continue to drive our business to increase service revenue through a combination of increased sales and marketing efforts, geographic expansion of our customer base outside the United States, innovation in product and technology, and through strategic partnerships and other business development.
Other Revenue
Other revenue consists primarily of revenues from sales and rentals of IP telephones in conjunction with our cloud telephony service, and revenues from professional services, primarily in support of deployment of our solutions and/or platform. Other revenue is dependent on the number of customers who choose to purchase or rent an IP telephone in conjunction with our service instead of using the solution on their cell phone, computer, or other compatible device, and/or choose to engage our services for implementation and deployment of our cloud services.
Cost of Service Revenue
Cost of service revenue consists primarily of costs associated with network operations and related personnel, technology licenses, amortization of internally developed software, and other costs such as customer service, and technical support costs. Cost of service revenue also includes other communication origination and termination services provided by third-party carriers and outsourced customer service call center operations. We allocate overhead costs such as IT and facilities to cost of service revenue, as well as to each of the operating expense categories, generally based on relative headcount. Our IT costs include costs for IT infrastructure and personnel. Facilities costs primarily consist of office leases and related expenses.
Cost of Other Revenue
Cost of other revenue consists primarily of direct and indirect costs associated with the purchasing of IP telephones as well as the scheduling, shipping and handling, personnel costs and related expenditures incurred in connection with the professional services associated with the deployment and implementation of our products, and allocated IT and facilities costs.
Research and Development
Research and development expenses consist primarily of personnel and related costs, third-party development and related work, equipment costs necessary for us to conduct our product and platform development and engineering efforts, and allocated IT and facilities costs.
Sales and Marketing
Sales and marketing expenses consist primarily of personnel and related overhead costs, sales commissions, trade shows, advertising and other marketing, demand generation, channel costs, promotional expenses, and allocated IT and facilities costs.
General and Administrative
General and administrative expenses consist primarily of personnel and related costs, overhead costs, professional services fees, human resources, legal, employee recruiting, general management, and allocated IT and facilities costs.
Other Income (Expense), net
Other income (expense), net consists primarily of interest expense related to the convertible notes, offset by income earned on our cash, cash equivalents, investments, and foreign exchange gain/losses.
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
RESULTS OF OPERATIONS
The following discussion should be read in conjunction with our condensed consolidated financial statements and the notes thereto.
Revenue

	June 30,
Service revenue	2020	2019	Change
	(dollar amounts in thousands)
Three months ended	$114,183	$89,839	$24,344	27.1%
Percentage of total revenue	93.7%	92.9%
Service revenue increased for the three months ended June 30, 2020 compared with the same period of the previous fiscal year primarily due to a net increase in our subscriber base, expanded offerings to existing customers, and growth in related usage; service revenue from new customers was primarily driven by sales of standalone and bundled UCaaS and CCaaS deals globally to our mid-market and enterprise customers. Increase in service revenue was also attributable to growth in usage revenue generated by our CPaaS products primarily in the APAC region.
We expect total service revenue to grow over time with our expanding platform offering as our business continues to expand globally and across broader customer categories.

	June 30,
Other revenue	2020	2019	Change
	(dollar amounts in thousands)
Three months ended	$7,624	$6,836	$788	11.5%
Percentage of total revenue	6.3%	7.1%
Other revenue increased during the three months ended June 30, 2020 compared with the same period in the prior fiscal year primarily due to an increase in professional services revenue resulting from the overall growth in our business and subscriber base. We expect other revenue to grow over time at a rate lower than our service revenue as we focus on delivering higher margin platform offerings to existing and new customers.
No customer represented greater than 10% of the Company's total revenue for the three months ended June 30, 2020 or June 30, 2019.
Cost of Revenue

	June 30,
Cost of service revenue	2020	2019	Change
	(dollar amounts in thousands)
Three months ended	$40,996	$25,300	$15,696	62.0%
Percentage of service revenue	35.9%	28.2%
The increase in cost of service revenue for the three months ended June 30, 2020 from the same period in the prior fiscal year was primarily attributable to a $13.0 million increase in communication infrastructure costs incurred to deliver our services primarily due to growth in usage across our platform including those in connection with CPaaS, a $2.0 million increase in amortization of capitalized software, a $0.8 million increase in stock-based compensation expense, and a $0.2 million increase in facilities related expenses. These increases were partially offset by a decrease of $0.3 million in employee and consulting related expenditures.
We expect that cost of service revenue will increase in absolute dollars in future periods as revenue continues to grow.

	June 30,
Cost of other revenue	2020	2019	Change
	(dollar amounts in thousands)
Three months ended	$11,137	$12,391	$(1,254)	(10.1)%
Percentage of other revenue	146.1%	181.3%
Cost of other revenue for the three months ended June 30, 2020 decreased compared to the same period in the prior fiscal year primarily due to a decrease in cost of products for various reasons including lower hardware shipment volume, improved pricing, and a shift to our hardware rental program, which has better margins than hardware sales.
Operating Expenses

	June 30,
Research and development	2020	2019	Change
	(dollar amounts in thousands)
Three months ended	$21,494	$18,331	$3,163	17.3%
Percentage of total revenue	17.6%	19.0%
Research and development expenses for the three months ended June 30, 2020 increased compared to the same prior year period primarily due to a $2.7 million increase in stock-based compensation expense, a $0.7 million increase in employee and consulting related expenditures, and a $0.4 million increase in public cloud expenses. These increases were partially offset by a decrease of $0.5 million in travel related costs.
We plan to continue to invest in research and development to support our efforts to expand the capabilities and scope of our platform and to enhance the user experience. While we expect to continue to improve our cost structure and achieve operational efficiencies, we expect that research and development expenses will increase in absolute dollars in future periods as we continue to invest in our development efforts, and vary from period-to-period as a percentage of revenue.

	June 30,
Sales and marketing	2020	2019	Change
	(dollar amounts in thousands)
Three months ended	$60,150	$53,599	$6,551	12.2%
Percentage of total revenue	49.4%	55.4%
Sales and marketing expenses for the three months ended June 30, 2020 increased over the same prior year period primarily due to a $4.7 million increase in employee and consulting related expenditures, a $3.1 million increase in channel commissions, a $1.9 million increase in amortization of deferred sales commission costs, a $1.8 million increase in stock-based compensation expense, a $1.2 million increase in marketing software and application related expenditures, and a $0.6 million increase in amortization of intangible assets. These increases were partially offset by a net decrease of $4.4 million in marketing program and public cloud expenses as we gained efficiencies in lead generation and brand awareness and a $2.4 million decrease of travel related costs.
We plan to continue investing in sales and marketing to attract and retain customers on our platform and to increase our brand awareness. While we expect to continue to improve our cost structure and achieve operational efficiencies, we expect that sales and marketing expenses will increase in absolute dollars in future periods and vary from period-to-period as a percentage of revenue.

	June 30,
General and administrative	2020	2019	Change
	(dollar amounts in thousands)
Three months ended	$25,790	$19,607	$6,183	31.5%
Percentage of total revenue	21.2%	20.3%

General and administrative expenses for the three months ended June 30, 2020 increased as compared to the same prior year period due to a $3.8 million increase in stock-based compensation expense, a $1.3 million higher allowance for credit losses recognized partially in response to external market factors and uncertainties in connection with the COVID-19 pandemic, a $1.3 million increase in legal and tax related costs, and a $0.7 million increase in employee and consulting related expenditures. These increases were partially offset by a $1.2 million decrease in contract termination costs.
We expect to continue improving our cost structure and achieve operational efficiencies, and therefore also expect that general and administrative expenses as a percentage of total revenue will decline over time.

	June 30,
Other income (expense), net	2020	2019	Change
	(dollar amounts in thousands)
Three months ended	$(3,925)	$(1,564)	$(2,361)	151.0%
Percentage of total revenue	(3.2)%	(1.6)%
Other expense, net of other income increased for the three months ended June 30, 2020 over the same prior year period primarily due to a decrease of $1.6 million in interest income, a $1.0 million increase related to contractual interest expense, amortization of debt discount, and amortization of issuance costs associated with our convertible Initial and Additional Notes issued in February 2019 and November 2019, respectively. The increase in the net expense was partially offset by a $0.2 million change in other income.
With the recognition of interest expense and amortization of debt discount and issuance costs in connection with our convertible senior notes, we expect the net of other income and expense to continue to be in a net expense position in future periods.

	June 30,
Provision for income taxes	2020	2019	Change
	(dollar amounts in thousands)
Three months ended	$228	$148	$80	54.1%
Percentage of loss before provision for income taxes	(0.5)%	(0.4)%
For the three months ended June 30, 2020 and June 30, 2019, we recorded income tax expense of $0.2 million and $0.1 million, respectively, resulting in effective tax rates of (0.5)% and (0.4)%, respectively.
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
Liquidity and Capital Resources
As of June 30, 2020, we had $167.2 million of cash, cash equivalents, and investments. In addition, we had $19.0 million as restricted cash, which includes $8.6 million in support of letter of credits securing leases for office facilities, and $10.4 million held in escrow for our acquisition of Wavecell, in July 2019, pursuant to the terms of the acquisition agreement. By comparison, at March 31, 2020, we had $186.9 million of cash, cash equivalents, and investments as well as $19.0 million as restricted cash.
On March 27, 2020, the Coronavirus Aid, Relief, and Economic Security Act (the "CARES Act") was passed into law, and amended portions of relevant tax laws and provided relief to certain qualifying entities. In connection with the CARES Act, the Company elected to defer certain employer payroll taxes, which is expected to reduce cash usage by over $4 million throughout fiscal 2021. The amounts deferred will be remitted to tax authorities during the third quarter of fiscal 2022 and fiscal 2023, respectively, when they become due. Other jurisdictions around the world have also provided similar tax relief, which the Company has elected to receive, where applicable; these benefits have a lesser impact to our expected cash flows during fiscal 2021.

In June 2020, the Company offered its employees a limited opportunity to receive a portion of their cash salary in shares of the Company's common stock. Based on employee elected participation, we expect lower cash usage from payroll compensation of over $4 million during fiscal 2021. Currently, the Company does not expect to offer this program beyond fiscal 2021.
We believe that our existing cash, cash equivalents, and investment balances, and our anticipated cash flows from operations will be sufficient to meet our working capital and expenditure requirements for the next 12 months.
Period-over-Period Changes
Net cash used in operating activities for the three months ended June 30, 2020 was $9.3 million, compared with $20.5 million for the three months ended June 30, 2019. Cash used in operating activities has historically been affected by:
•the amount of net income or loss;

•	the amount of depreciation and amortization;

•	the amortization associated with deferred sales commissions, debt discount and issuance costs;
•the expense associated with stock options and stock-based awards; and

•	changes in working capital accounts, particularly in the timing of collections from receivable and payments of obligations, such as commissions.
During the three months ended June 30, 2020, net cash used in operating activities was primarily related to the net loss of $41.9 million, net cash outflow from sales commissions of $7.0 million, which were partially offset by non-cash charges such as stock-based compensation expense of $22.8 million, depreciation and amortization of intangibles and capitalized software of $11.3 million, amortization of debt discount of $4.1 million, and operating lease expenses of $3.8 million.
Net cash used in investing activities was $11.9 million in the three months ended June 30, 2020, compared with $11.2 million provided by investing activities in three months ended June 30, 2019. The cash used in investing activities during the three months ended June 30, 2020 was related to purchases of $2.5 million of property and equipment, capitalized internal software development costs of $8.9 million, and $0.6 million of purchase of investments, net of proceeds from maturities of investments.
Net cash used in financing activities was $0.1 million in the three months ended June 30, 2020, compared with $1.4 million provided by financing activities in the three months ended June 30, 2019. Cash used in financing activities for the three months ended June 30, 2020 was related to repurchases of our common stock related to shares withheld for payroll taxes and payments for finance lease obligations.
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
There have been no significant changes during the three months ended June 30, 2020 to our critical accounting policies and estimates previously disclosed in our Form 10-K for the fiscal year ended March 31, 2020.
RECENTLY ADOPTED ACCOUNTING PRONOUNCEMENTS
See Item 1 of Part I, "Notes to Unaudited Condensed Consolidated Financial Statements - Note 2 - Summary of Significant Accounting Policies."
RECENT ACCOUNTING PRONOUNCEMENTS
See Item 1 of Part I, "Notes to Unaudited Condensed Consolidated Financial Statements - Note 2 - Summary of Significant Accounting Policies."

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Interest Rate Fluctuation Risk
We had cash, cash equivalents, and investments totaling $167.2 million as of June 30, 2020. Cash equivalents and investments were invested primarily in money market funds, U.S. treasury, commercial paper, and corporate bonds. Our investment policy is focused on the preservation of capital and supporting our liquidity needs. Under the policy, we invest in highly rated securities, while limiting the amount of credit exposure to any one issuer other than the U.S. government. We do not invest in financial instruments for trading or speculative purposes, nor do we use leveraged financial instruments. We utilize external investment managers who adhere to the guidelines of our investment policy. A hypothetical 10% change in interest rates would not have a material impact on the value of our cash, cash equivalents, or available-for-sale investments.
The Company issued $362.5 million aggregate principal amount of convertible senior notes of which the estimated fair value as of June 30, 2020 was $326.3 million. The fair value of the convertible senior notes is subject to interest rate risk, market risk and other factors due to the conversion feature. The fair value of the convertible senior notes will generally increase as our common stock price increases and will generally decrease as our common stock price declines. The interest and market value changes affect the fair value of the convertible senior notes but do not impact our financial position, cash flows, or results of operations due to the fixed nature of the debt obligation. Additionally, we carry the convertible senior notes at face value less unamortized discount on our consolidated balance sheets, and we present the fair value for required disclosure purposes only.
Foreign Currency Exchange Risk
We have foreign currency risks related to our revenue and operating expenses denominated in currencies other than the U.S. dollar, primarily the British Pound, causing both our revenue and our operating results to be impacted by fluctuations in the exchange rates.
Gains or losses from the revaluation of certain cash balances, accounts receivable balances, and intercompany balances that are denominated in these currencies impact our net income (loss). A hypothetical decrease in all foreign currencies against the US dollar of 10% would not result in a material foreign currency loss on foreign-denominated balances, at June 30, 2020. As our foreign operations expand, our results may be more impacted by fluctuations in the exchange rates of the currencies in which we do business.
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
As of the end of the period covered by this Quarterly Report on Form 10-Q, under the supervision of our Chief Executive Officer and our Chief Financial Officer, we evaluated the effectiveness of our Disclosure Controls. Based on this evaluation, our Chief Executive Officer and our Chief Financial Officer have concluded that our Disclosure Controls were effective as of June 30, 2020.
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
Changes in Internal Control over Financial Reporting

During the first quarter of fiscal year 2021, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
The information set forth in Note 8, “Legal Proceedings” of Notes to Unaudited Condensed Consolidated Financial Statements under ITEM 1. FINANCIAL STATEMENTS of PART I is incorporated by reference in response to this item.
ITEM 1A. RISK FACTORS
Except as disclosed below, there have been no material changes from the risk factors previously disclosed in our annual report on Form 10-K for the fiscal year ended March 31, 2020.
Failure to comply with laws and contractual obligations related to data privacy and protection could have a material adverse effect on our business, financial condition and operating results.
We process many types of data, including personal data in the course of our business. As such, we are subject to the data privacy and protection laws and regulations adopted by federal, state and foreign governmental agencies, including the European Union’s General Data Protection Regulation ("GDPR") and the California Consumer Privacy Act ("CCPA"). Data privacy and protection is highly regulated in many jurisdictions and may become the subject of additional regulation in the future. For example, lawmakers and regulators worldwide are considering proposals that would require companies, like us, that encrypt users' data to ensure access to such data by law enforcement authorities. Privacy laws restrict our processing of personal information provided to us by our customers as well as data we collect from our customers and employees. We strive to comply with all applicable laws, regulations, policies and legal obligations relating to privacy and data protection. However, if we fail to comply, we may be subject to fines, penalties and lawsuits, statutory damages at both the federal and state levels in the U.S., substantial fines and penalties under the European Union’s GDPR, class action lawsuits, and our reputation may suffer. We may also be required to make modifications to our data practices that could have an adverse impact on our business, including increasing our operating costs which may cause us to increase our prices making our services less competitive.
While the United Kingdom enacted a Data Protection Act in May 2018 that substantially implements the GDPR and implemented statutory amendments to the Data Protection Act in 2019 that further aligned it with GDPR, the United Kingdom’s exit from the European Union has created regulatory uncertainty such as with respect to the cross-border transfer of data. Such uncertainty may adversely impact the operations of our U.K. subsidiary and add operational complexities that did not previously exist. In addition on July 16, 2020, the Court of Justice of the European Union invalidated the Privacy Shield program. The Privacy Shield program allowed transfers of EU personal data to the U.S. for participating companies consistent with European privacy requirements for transfer of such data to non-EU countries. The Court also raised concerns about transfer of personal data to the U.S. under standard contractual clauses but did not invalidate this transfer mechanism. We participate in the Privacy Shield Program and have intra-company standard contractual clauses so we are currently able to transfer consistent with EU privacy requirements despite the Court’s decision. The decision, however, has created uncertainty about data transfer to the U.S. and it is likely that European regulators will provide further guidance on the use of standard contractual clauses for data transfers to the U.S. consistent with the Court’s decision.
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
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
None.
ITEM 3. DEFAULTS UPON SENIOR SECURITIES
None.

ITEM 4. MINE SAFETY DISCLOSURES
None.
ITEM 5. OTHER INFORMATION
None.

ITEM 6. EXHIBITS

Exhibit Number	Description
3.1	Restated Certificate of Incorporation of Registrant, dated August 22, 2012 (incorporated by reference to Exhibit 3.1 to the Annual Report on Form 10-K filed May 27, 2013).
3.2	Amended and Restated By-Laws of 8x8, Inc. (incorporated by reference to Exhibit 3.2 to the Current Report on Form 8-K filed July 28, 2015).
4.1
Indenture, dated as of February 19, 2019, between 8x8, Inc. and Wilmington Trust, National Association, as trustee (including form of Note) (incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K filed February 19, 2019).

10.1	8x8, Inc. Amended and Restated 2012 Equity Incentive Plan, effective May 5, 2020.+
10.2	Transition Agreement, between Steven Gatoff and 8x8, Inc., effective June 8, 2020.*+
10.3	Temporary Secondment Agreement, between Samuel Wilson and 8x8, Inc., dated as of January 13, 2020.*+
31.1	Certification of Chief Executive Officer pursuant to Rules 13a-14 and 15d-14 under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer pursuant to Rules 13a-14 and 15d-14 under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101
The following materials from the 8x8, Inc. Quarterly Report on Form 10-Q for the quarter ended June 30, 2020, formatted in iXBRL (Inline eXtensible Business Reporting Language):
(i) Condensed Consolidated Balance Sheets as of June 30, 2020 and March 31, 2020; (ii) Condensed Consolidated Statements of Operations for the three months ended June 30, 2020 and 2019; (iii) Condensed Consolidated Statements of Comprehensive Loss for the three months ended June 30, 2020 and 2019; (iv) Condensed Consolidated Statements of Stockholders' Equity for the three months ended June 30, 2020 and 2019; (v) Condensed Consolidated Statements of Cash Flows for the three months ended June 30, 2020 and 2019; and (vi) notes to unaudited condensed consolidated financial statements.

104	Cover Page Interactive Data File, formatted in iXBRL and contained in Exhibit 101.

*	Management contract or compensatory plan or arrangement.
+	Furnished herewith.

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
Date: August 4, 2020

8X8, INC.

By: /s/ Samuel Wilson
Samuel Wilson
Chief Financial Officer (Principal Financial, Accounting and Duly Authorized Officer)