Form 10-Q
period 2020-09-30
8X8 INC /DE/
filed 2020-10-29
CIK 1023731

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM	10-Q
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2020
OR
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.    ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes    ☐        No    ☒ The number of shares of the Registrant's Common Stock outstanding as of October 22, 2020 was 106,321,438.

8X8, INC
FORM 10-Q
FOR THE QUARTER ENDED SEPTEMBER 30, 2020

Forward-Looking Statements and Risk Factors
Statements contained in this quarterly report on Form 10-Q, or Quarterly Report, regarding our expectations, beliefs, estimates, intentions or strategies are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Any statements contained herein that are not statements of historical fact may be deemed to be forward-looking statements. For example, words such as "may," "will," "should," "estimates," "predicts," "potential," "continue," "strategy," "believes," "anticipates," "plans," "expects," "intends," and similar expressions are intended to identify forward-looking statements. These forward-looking statements include, but are not limited to, statements regarding: industry trends; our number of customers; average annual service revenue per customer; cost of service revenue and other revenue; research and development expenses; hiring of employees; sales and marketing expenses; general and administrative expenses in future periods; and the impact of the COVID-19 pandemic. You should not place undue reliance on these forward-looking statements. Actual results and trends may differ materially from historical results and those projected in any such forward-looking statements depending on a variety of factors. These factors include, but are not limited to:
•the impact of economic downturns on us and our customers, including the impacts of the COVID-19 pandemic;
•customer cancellations and rate of customer churn;
•benefits that can be realized from migrating customers from legacy products, including reducing the number of supported platforms and improved customer churn;
•customer acceptance and demand for our cloud communication and collaboration services, including voice, contact center, video, messaging, and communication application programming interfaces ("APIs");
•competitive market pressures, and any changes in the competitive dynamics of the markets in which we compete;
•market acceptance of new or existing services and features we may offer from time to time;
•the quality and reliability of our products and services;
•our ability to scale our business;
•customer acquisition costs;
•our reliance on a network of channel partners to provide substantial new customer demand;
•upfront investments, including the cost to support new strategic initiatives such as our cloud migration program with value-added resellers ("VARs") and other partners, to acquire more customers may not result in additional revenue from new or existing customers;
•timing and extent of improvements in operating results from increased spending in marketing, sales, and research and development;
•the amount and timing of costs associated with recruiting, training and integrating new employees and retaining existing employees;
•our reliance on infrastructure of third-party network services providers;
•risk of failure in our physical infrastructure;
•risk of defects or bugs in our software;
•risk of cybersecurity breaches;
•our ability to maintain the compatibility of our software with third-party applications and mobile platforms;
•continued compliance with industry standards and regulatory requirements, including privacy, in the United States and foreign countries in which we make our cloud software and services solutions available, and the costs of such compliance;
•introduction and adoption of our cloud software solutions in markets outside of the United States;
•risks relating to the acquisition and integration of businesses we have acquired (for example, Wavecell Pte. Ltd.) or may acquire in the future, particularly if the acquired business operates in a different product market space from us or is based in a region where we do not have significant operations;
•risks related to our senior convertible notes and the related capped call transactions;
•implementation and effects of new accounting standards and policies in our reported financial results; and

•potential future intellectual property infringement claims and other litigation that could adversely impact our business and operating results.
Please refer to the "Risk Factors" section of our annual report on Form 10-K for the fiscal year ended March 31, 2020 as modified by the "Risk Factors" section of our Quarterly Report for the three-month period ended June 30, 2020, and subsequent Securities and Exchange Commission ("SEC") filings for additional factors that could materially affect our financial performance. All forward-looking statements included in this Quarterly Report are based on information available to us on the date hereof, and we assume no obligation to update any such forward-looking statements. Readers are urged to carefully review and consider the various disclosures made in this Quarterly Report, which attempts to advise interested parties of the risks and factors that may affect our business, financial condition, results of operations and prospects.
Our fiscal year ends on March 31 of each calendar year. Each reference to a fiscal year in this Quarterly Report, refers to the fiscal year ended March 31 of the calendar year indicated (for example, fiscal 2021 refers to the fiscal year ending on March 31, 2021). Unless the context requires otherwise, references to "we," "us," "our," "8x8" and the "Company" refer to 8x8, Inc. and its consolidated subsidiaries.

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
8X8, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)
(In thousands)

	September 30, 2020	March 31, 2020
ASSETS
Current assets:
Cash and cash equivalents	$121,848	$137,394
Restricted cash, current	6,917	10,376
Short-term investments	31,381	33,458
Accounts receivable, net	42,971	37,811
Deferred sales commission costs, current	26,334	22,444
Other current assets	39,088	35,679
Total current assets	268,539	277,162
Property and equipment, net	96,185	94,382
Operating lease, right-of-use assets	72,841	78,963
Intangible assets, net	19,959	24,001
Goodwill	130,152	128,300
Restricted cash, non-current	8,641	8,641
Long-term investments	6,181	16,083
Deferred sales commission costs, non-current	64,061	53,307
Other assets	20,685	19,802
Total assets	$687,244	$700,641
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$35,278	$40,261
Accrued compensation	28,698	22,656
Accrued taxes	11,574	10,251
Operating lease liabilities, current	9,498	5,875
Deferred revenue, current	9,452	7,105
Other accrued liabilities	21,913	37,277
Total current liabilities	116,413	123,425
Operating lease liabilities, non-current	87,462	92,452
Convertible senior notes, net	299,853	291,537
Other liabilities, non-current	9,057	2,496
Total liabilities	512,785	509,910
Commitments and contingencies (Note 8)
Stockholders' equity:
Common stock	106	103
Additional paid-in capital	688,116	625,474
Accumulated other comprehensive loss	(7,967)	(12,176)
Accumulated deficit	(505,796)	(422,670)
Total stockholders' equity	174,459	190,731
Total liabilities and stockholders' equity	$687,244	$700,641
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

8X8, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(In thousands, except per share amounts)

	Three Months Ended September 30,		Six Months Ended September 30,
	2020	2019	2020	2019
Service revenue	$120,942	$101,345	$235,125	$191,184
Other revenue	8,191	8,172	15,815	15,008
Total revenue	129,133	109,517	250,940	206,192
Operating expenses:
Cost of service revenue	44,803	35,813	85,799	61,113
Cost of other revenue	11,693	13,884	22,830	26,275
Research and development	21,567	19,434	43,061	37,765
Sales and marketing	61,399	57,895	121,549	111,494
General and administrative	22,769	20,435	48,559	40,042
Total operating expenses	162,231	147,461	321,798	276,689
Loss from operations	(33,098)	(37,944)	(70,858)	(70,497)
Other expense, net	(5,178)	(2,732)	(9,103)	(4,296)
Loss before provision for income taxes	(38,276)	(40,676)	(79,961)	(74,793)
Provision for income taxes	137	256	365	404
Net loss	$(38,413)	$(40,932)	$(80,326)	$(75,197)
Net loss per share:
Basic and diluted	$(0.37)	$(0.42)	$(0.77)	$(0.77)
Weighted-average common shares outstanding:
Basic and diluted	104,620	98,353	104,116	97,356
 The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

8X8, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(Unaudited)
(In thousands)

	Three Months Ended September 30,		Six Months Ended September 30,
	2020	2019	2020	2019
Net loss	$(38,413)	$(40,932)	$(80,326)	$(75,197)
Other comprehensive income (loss), net of tax
Unrealized gain (loss) on investments in securities	(43)	(3)	379	118
Foreign currency translation adjustment	2,945	(3,253)	3,830	(3,905)
Comprehensive loss	$(35,511)	$(44,188)	$(76,117)	$(78,984)
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

8X8, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(Unaudited)
(In thousands, except shares)

	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total
	Shares	Amount
Balance at March 31, 2020	103,178,621	$103	$625,474	$(12,176)	$(422,670)	$190,731
Adjustment to opening balance for change in accounting principle	—	—	—	—	(2,800)	(2,800)
Issuance of common stock under stock plans, less withholding	688,414	1	(67)	—	—	(66)
Stock-based compensation expense	—	—	23,118	—	—	23,118
Issuance of common stock related to acquisition	—	—	8,489	—	—	8,489
Unrealized investment gain	—	—	—	422	—	422
Foreign currency translation adjustment	—	—	—	885	—	885
Net loss	—	—	—	—	(41,913)	(41,913)
Balance at June 30, 2020	103,867,035	104	657,014	(10,869)	(467,383)	178,866
Issuance of common stock under stock plans	2,119,196	2	4,706	—	—	4,708
Stock-based compensation expense	—	—	26,396	—	—	26,396
Unrealized investment gain/loss	—	—	—	(43)	—	(43)
Foreign currency translation adjustment	—	—	—	2,945	—	2,945
Net loss	—	—	—	—	(38,413)	(38,413)
Balance at September 30, 2020	105,986,231	$106	$688,116	$(7,967)	$(505,796)	$174,459

	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total
	Shares	Amount
Balance at March 31, 2019	96,119,888	$96	$506,949	$(7,353)	$(250,302)	$249,390
Issuance of common stock under stock plans, less withholding	451,308	1	1,493	—	—	1,494
Stock-based compensation expense	—	—	14,059	—	—	14,059
Unrealized investment gain	—	—	—	121	—	121
Foreign currency translation adjustment	—	—	—	(652)	—	(652)
Net loss	—	—	—	—	(34,265)	(34,265)
Balance at June 30, 2019	96,571,196	97	522,501	(7,884)	(284,567)	230,147
Issuance of common stock under stock plans, less withholding	1,761,483	2	(790)	—	—	(788)
Stock-based compensation expense	—	—	17,867	—	—	17,867
Issuance of common stock related to acquisitions	1,476,009	1	35,838	—	—	35,839
Unrealized investment loss	—	—	—	(3)	—	(3)
Foreign currency translation adjustment	—	—	—	(3,253)	—	(3,253)
Net loss	—	—	—	—	(40,932)	(40,932)
Balance at September 30, 2019	99,808,688	$100	$575,416	$(11,140)	$(325,499)	$238,877
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

8X8, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(In thousands)

	Six Months Ended September 30,
	2020	2019
Cash flows from operating activities:
Net loss	$(80,326)	$(75,197)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	5,690	4,599
Amortization of intangible assets	4,055	3,827
Amortization of capitalized software	12,893	8,242
Amortization of debt discount and issuance costs	8,317	6,397
Amortization of deferred sales commission costs	12,764	8,718
Allowance for credit losses	2,994	944
Operating lease expense, net of accretion	7,585	6,234
Stock-based compensation	48,101	30,988
Other	467	690
Changes in assets and liabilities:
Accounts receivable, net	(6,290)	(2,563)
Deferred sales commission costs	(26,811)	(20,498)
Other current and non-current assets	(7,532)	(17,418)
Accounts payable and accruals	1,350	(400)
Deferred revenue	3,675	922
Net cash used in operating activities	(13,068)	(44,515)
Cash flows from investing activities:
Purchases of property and equipment	(4,171)	(7,138)
Purchase of businesses	(3,459)	(58,741)
Cost of capitalized software	(16,158)	(14,339)
Proceeds from maturities of investments	30,071	8,545
Proceeds from sales of investments	219	30,639
Purchases of investments	(17,968)	(18,890)
Net cash used in investing activities	(11,466)	(59,924)
Cash flows from financing activities:
Finance lease payments	(70)	(227)
Tax-related withholding of common stock	(69)	(5,426)
Proceeds from issuance of common stock under employee stock plans	4,710	6,134
Net cash provided by financing activities	4,571	481
Effects of currency exchange rates on cash, cash equivalent, and restricted cash	958	511
Net decrease in cash, cash equivalents, and restricted cash	(19,005)	(103,447)
Cash, cash equivalents, and restricted cash at the beginning of the period	156,411	284,683
Cash, cash equivalents, and restricted cash at the end of the period	$137,406	$181,236
Supplemental and non-cash disclosures:
Income taxes paid	$406	$361
Interest paid	$906	$647
Right of use assets obtained in exchange for new or modified operating lease liabilities	$—	$62,832

Reconciliation of cash, cash equivalents, and restricted cash to the condensed consolidated balance sheets (in thousands):

	September 30,
	2020	2019
Cash and cash equivalents	$121,848	$162,219
Restricted cash, current	6,917	3,459
Restricted cash, non-current	8,641	15,558
Total cash, cash equivalents, and restricted cash	$137,406	$181,236
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
2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
BASIS OF PRESENTATION AND CONSOLIDATION
The accompanying interim condensed consolidated financial statements are unaudited and have been prepared in accordance with U.S. generally accepted accounting principles ("GAAP") and regulations of the Securities and Exchange Commission ("SEC") regarding interim financial reporting. The March 31, 2020 year-end condensed consolidated balance sheet data in this document were derived from audited consolidated financial statements and does not include all of the disclosures required by GAAP. These condensed consolidated financial statements should be read in conjunction with the Company's audited consolidated financial statements as of and for the fiscal year ended March 31, 2020 and notes thereto included in the Company's fiscal 2020 annual report on Form 10-K. There have been no material changes in our significant accounting policies as described in the Company's annual report on Form 10-K for the year ended March 31, 2020 during the three and six months ended September 30, 2020, except for the accounting policies described below that were updated as a result of adopting Accounting Standards Update ("ASU") 2016-03, Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments, further amended by various ASUs and ASU 2018-15, Intangibles-Goodwill and Other-Internal Use Software (Subtopic 350-40). The results of operations and cash flows for the interim periods included in these condensed consolidated financial statements are not necessarily indicative of the results to be expected for any future periods or the entire fiscal year.
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
USE OF ESTIMATES
The preparation of the condensed consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities and equity, and disclosure of contingent assets and liabilities at the date of the condensed consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. On an ongoing basis, the Company evaluates its estimates, including, but not limited to, those related to allowance for credit losses, returns reserve for expected cancellations, fair value of and/or evaluation for impairment of goodwill and other long-lived assets, capitalization of internally developed software, benefit period for deferred sales commission costs, stock-based compensation expense, incremental borrowing rate used to calculate operating lease liabilities, income and sales tax liabilities, fair value of convertible senior notes, litigation, and other contingencies. The Company bases its estimates on known facts and circumstances, historical experience, and various other assumptions. Actual results could differ from those estimates under different assumptions or conditions.
RECLASSIFICATIONS AND OTHER CHANGES
During the fourth quarter of fiscal 2020, the Company determined that presenting service revenue as revenue from the Company's core communication services would provide transparency and clarity to the users of the financial statements. As such, the Company reclassified certain revenue and cost of revenue on its condensed consolidated statement of operations for the three and six months ended September 30, 2019. Professional services revenue and cost of professional services revenue previously reported in service revenue and cost of service revenue are now reported in other revenue and cost of other revenue. Product revenue and cost of product revenue are also now reported in other revenue and cost of other revenue. The reclassifications did not have any impact on total revenue, consolidated net loss, or cash flows.

In addition, certain prior year amounts in the condensed consolidated statements of cash flows have been reclassified to conform with the current year presentation.
RECENTLY ADOPTED ACCOUNTING PRONOUNCEMENTS
In June 2016, the Financial Accounting Standards Board ("FASB") issued ASU 2016‑13, Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments, as amended, which replaces the existing impairment model with a forward-looking expected loss method. Under this update, on initial recognition and at each reporting period, an entity is required to recognize an allowance that reflects the entity's current estimate of credit losses expected to be incurred over the life of the financial instrument. For trade receivables, loans, and other financial instruments, an entity is required to use a forward-looking expected loss model to recognize credit losses that are probable. The Company adopted ASU 2016-13 on a modified retrospective basis as of April 1, 2020 through a cumulative-effect adjustment to the Company's beginning accumulated deficit balance; the impact of the adoption was not material to the Company's consolidated financial statements. Credit losses are not expected to be significant based on historical collection trends, the financial condition of the Company’s customers, and external market factors, including those related to the COVID-19 pandemic. The Company will continue to actively monitor the impact of the recent COVID-19 pandemic on expected credit losses.
In August 2018, the FASB issued ASU 2018-13, Fair Value Measurement (Topic 820), which makes modifications to disclosure requirements on fair value measurements. The Company adopted ASU 2018-13 on April 1, 2020, and the impact of the adoption was immaterial to the Company's consolidated financial statements.
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
In August 2020, the FASB issued ASU 2020-06, Debt - Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging—Contracts in Entity’s Own Equity (Subtopic 815-40), which simplifies accounting for convertible instruments by eliminating two of the three accounting models available for convertible debt instruments and convertible preferred stock. The guidance also addresses how convertible instruments are accounted for in the diluted earnings per share calculation. The guidance is effective for fiscal years beginning after December 15, 2021, which is fiscal 2023 for the Company; early adoption is permitted. The Company is currently assessing the impact of this pronouncement to its consolidated financial statements.
3. REVENUE RECOGNITION
Disaggregation of Revenue
The Company disaggregates its revenue by geographic regions. See Note 13 for more information.
Contract Balances
The following table provides information about receivables, contract assets, and deferred revenues from contracts with customers (in thousands):

	September 30, 2020	March 31, 2020
Accounts receivable, net	$42,971	$37,811
Contract assets, current, net (included in Other current assets)	$11,712	$10,425
Contract assets, non-current, net (included in Other assets)	$14,837	$13,698
Deferred revenue, current	$9,452	$7,105
Deferred revenue, non-current (included in Other liabilities, non-current)	$2,678	$1,119
Changes in the contract assets and deferred revenue balances during the six months ended September 30, 2020 are as follows (in thousands):

	September 30, 2020	March 31, 2020	Change
Contract assets	$26,549	$24,123	$2,426
Deferred revenue	$12,130	$8,224	$3,906
The change in contract assets was primarily driven by the recognition of revenue that has not yet been billed, net of amounts billed during the period and reserve for current estimate of credit losses. The increase in deferred revenue was due to billings in advance of performance obligations being satisfied, net of revenue recognized for services rendered during the period. Revenue of $1.3 million and $5.0 million was recognized during the three and six months ended September 30, 2020, which were included in the deferred revenue balance at the beginning of the period.
Remaining Performance Obligations
The Company's subscription terms typically range from one to five years. Contract revenue that has not yet been recognized as of September 30, 2020 was approximately $330 million from remaining performance obligations. This excludes contracts with an original expected length of one year or less. The Company expects to recognize revenue on most of the remaining performance obligations over the next 36 months.
Deferred Sales Commission Costs
Amortization of deferred sales commission costs was $6.7 million and $4.5 million for the three months ended September 30, 2020 and 2019, respectively, and $12.8 million and $8.7 million, for the six months ended September 30, 2020 and 2019, respectively. There were no material write-offs relative to the costs capitalized during these periods.
4. FAIR VALUE MEASUREMENTS
Cash, cash equivalents, restricted cash, and available-for-sale investments were as follows (in thousands):

As of September 30, 2020	Amortized Costs	Gross Unrealized Gain	Gross Unrealized Loss	Estimated Fair Value	Cash and Cash Equivalents	Restricted Cash (Current & Non-Current)	Short-Term Investments	Long-Term Investments
Cash	$32,611	$—	$—	$32,611	$25,694	$6,917	$—	$—
Level 1:
Money market funds	94,354	—	—	94,354	94,354	—	—	—
Treasury securities	6,185	68	—	6,253	—	—	6,253	—
Subtotal	133,150	68	—	133,218	120,048	6,917	6,253	—
Level 2:
Certificate of deposit	8,641	—	—	8,641	—	8,641	—	—
Commercial paper	4,399	—	—	4,399	1,800	—	2,599
Corporate debt	28,586	124	—	28,710	—	—	22,529	6,181
Subtotal	41,626	124	—	41,750	1,800	8,641	25,128	6,181
Total assets	$174,776	$192	$—	$174,968	$121,848	$15,558	$31,381	$6,181

As of March 31, 2020	Amortized Costs	Gross Unrealized Gain	Gross Unrealized Loss	Estimated Fair Value	Cash and Cash Equivalents	Restricted Cash (Current & Non-Current)	Short-Term Investments	Long-Term Investments
Cash	$31,378	$—	$—	$31,378	$21,002	$10,376	$—	$—
Level 1:
Money market funds	110,796	—	—	110,796	110,796	—	—	—
Treasury securities	6,192	116	—	6,308	—	—	—	6,308
Subtotal	148,366	116	—	148,482	131,798	10,376	—	6,308
Level 2:
Certificate of deposit	8,641	—	—	8,641	—	8,641	—	—
Commercial paper	14,979	6	—	14,985	5,596	—	9,389	—
Corporate debt	34,153	32	(341)	33,844	—	—	24,069	9,775
Subtotal	57,773	38	(341)	57,470	5,596	8,641	33,458	9,775
Total assets	$206,139	$154	$(341)	$205,952	$137,394	$19,017	$33,458	$16,083

Certificate of deposit represents the Company's letter of credits securing leases for office facilities, and the balance of which is included in restricted cash, non-current in the Company's condensed consolidated balance sheet.
The Company considers its investments as available to support its current operations, and it has classified all investments as available-for-sale securities. As of September 30, 2020, for investments that were in unrealized loss positions, the Company does not have the intent to sell any of these investments and has determined that it is not more likely than not that it will be required to sell any of these investments before recovery of the entire amortized cost basis.
The Company regularly reviews the changes to the rating of its securities at the individual security level by rating agencies as well as reasonably monitors the surrounding economic conditions to assess the risk of expected credit losses. As of September 30, 2020, the Company did not have any risk of expected credit losses.
As of September 30, 2020, the estimated fair value of the Company's outstanding convertible senior notes (the "Notes") was $336.7 million, which was determined based on the closing price for the Notes on the last trading day of the reporting period and is considered to be Level 2 in the fair value hierarchy due to limited trading activity of the Notes.
5. BUSINESS COMBINATIONS
In July 2019, the Company purchased all of the outstanding shares and equity interests of Wavecell, Pte. Ltd. During the three months ended September 30, 2020, the fair value of all assets acquired and liabilities assumed in the transaction, were finalized, and did not result in any additional adjustments to the preliminary purchase price allocation in the current quarter. Of the $10.4 million cash and 394,515 shares (equivalent to $8.5 million at acquisition) that were held back, the Company released $3.5 million of cash and 116,505 shares on the one-year anniversary of the acquisition. The remaining balance is expected to be released in January 2021.
6. INTANGIBLE ASSETS AND GOODWILL
Intangible Assets
The carrying value of intangible assets consisted of the following (in thousands):

	September 30, 2020			March 31, 2020
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Developed technology	$33,952	$(19,182)	$14,770	$33,932	$(16,312)	$17,620
Customer relationships	11,614	(6,425)	5,189	11,409	(5,412)	5,997
Trade and domain names	986	(986)	—	983	(599)	384
Total acquired identifiable intangible assets	$46,552	$(26,593)	$19,959	$46,324	$(22,323)	$24,001
As of September 30, 2020, the weighted average remaining useful life for technology and customer relationships was 4.8 years and 5.6 years, respectively.
At September 30, 2020, the expected future amortization expense of these intangible assets is as follows (in thousands):

Remainder of 2021	$2,829
2022	4,708
2023	3,156
2024	2,851
2025	2,851
Thereafter	3,564
Total	$19,959
Goodwill
The following table provides a summary of the changes in the carrying amounts of goodwill (in thousands):

Balance at March 31, 2020	$128,300
Foreign currency translation adjustments	1,852
Balance at September 30, 2020	$130,152
7. LEASES
Operating Leases
The Company primarily leases facilities for office and data center space under non-cancellable operating leases for its U.S. and international locations that expire at various dates through 2030.
The following table provides balance sheet information related to leases as of September 30, 2020 (in thousands):

	September 30, 2020	March 31, 2020
Assets
Operating lease, right-of-use assets	$72,841	$78,963

Liabilities
Operating lease liabilities, current	$9,498	$5,875
Operating lease liabilities, non-current	87,462	92,452
Total operating lease liabilities	$96,960	$98,327
The components of lease expense were as follows (in thousands):

	Three Months Ended September 30,		Six Months Ended September 30,
	2020	2019	2020	2019
Operating lease expense	$3,833	$4,156	$7,583	$6,241
Variable lease expense	$857	$229	$1,639	$438
Short-term lease expense was immaterial for the three and six months ended September 30, 2020 and 2019.
Operating cash outflow from operating lease was $4.2 million and $4.5 million, respectively, for the six months ended September 30, 2020 and 2019.
The following table presents supplemental information for the six months ended September 30, 2020 (in thousands, except for weighted average):

Weighted average remaining lease term	8.6 years
Weighted average discount rate	4.0%
The following table presents maturity of lease liabilities under the Company's non-cancellable operating leases as of September 30, 2020 (in thousands):

Remainder of 2021	$5,631
2022	16,193
2023	15,007
2024	11,766
2025	11,429
Thereafter	58,122
Total lease payments	$118,148
Less: imputed interest	(19,542)
Less: lease incentives receivable	(1,646)
Present value of lease liabilities	$96,960
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
The obligations related to the Agreement are not included in the right-of-use asset or lease liabilities as of September 30, 2020. The remaining obligations related to the Assignment of $4.8 million and the termination fee of $0.8 million are recorded in other accrued liabilities and other liabilities, non-current, respectively, in the Company's condensed consolidated balance sheet. The expected receivable of $6.9 million is recorded in other current assets in the Company's condensed consolidated balance sheet.
8. COMMITMENTS AND CONTINGENCIES
Other Commitments, Indemnifications, and Contingencies
From time to time, the Company receives inquiries from federal and various state and municipal taxing agencies with respect to the remittance of sales, use, telecommunications, excise, payroll, and income taxes. Several jurisdictions are currently conducting tax audits of the Company's records. The Company collects from its customers or has accrued for taxes that it believes are required to be remitted. The amounts that have been remitted have historically been within the accruals established by the Company. The Company adjusts its accrued taxes when facts relating to specific exposures warrant such adjustment. The Company continues to conduct periodic review of the taxability of certain of its services that may be subject to sales, use, telecommunications or other similar indirect taxes in certain jurisdictions. As of September 30, 2020 and March 31, 2020, the Company had accrued contingent indirect tax liabilities of $4.5 million.
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
As of September 30, 2020, the Company does not have any material provisions for any such lawsuits, claims and proceedings and believes it is not probable that a loss had been incurred. Litigation is inherently unpredictable and subject to significant uncertainties. While there can be no assurances that favorable final outcomes will be obtained, the Company believes it has valid defenses with respect to legal matters pending against it. Future litigation could be costly to defend, could impose significant burdens on employees and cause the diversion of management's attention, and could upon resolution have a material adverse effect on the Company's business, results of operations, financial condition and cash flows.
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
The Notes will be convertible at certain times and upon the occurrence of certain events in the future. Further, on or after October 1, 2023, until the close of business on the second scheduled trading day immediately preceding the maturity date, holders may convert all or any portion of their Notes, regardless of the foregoing circumstances. Upon conversion, the Company will satisfy its conversion obligation by paying or delivering, as the case may be, cash, shares of common stock, or a combination of cash and shares of common stock, at the Company's election. The Company’s current intent is to settle the principal amount of the Notes in cash upon conversion. During the six months ended September 30, 2020, the conditions allowing holders of the Notes to convert were not met.
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
The net carrying amount of the liability component of the Notes was as follows (in thousands):

	September 30, 2020	March 31, 2020
Principal	$362,500	$362,500
Unamortized debt discount	(61,786)	(69,987)
Unamortized issuance costs	(861)	(976)
Net carrying amount	$299,853	$291,537
Interest expense related to the Notes was as follows (in thousands):

	Three Months Ended September 30,		Six Months Ended September 30,
	2020	2019	2020	2019
Contractual interest expense	$453	$360	$906	$719
Amortization of debt discount	4,133	3,198	8,201	6,344
Amortization of issuance costs	58	27	115	53
Total interest expense	$4,644	$3,585	$9,222	$7,116

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
10. STOCK-BASED COMPENSATION
The following tables summarize information pertaining to the stock-based compensation expense (in thousands):

	Three Months Ended September 30,		Six Months Ended September 30,
	2020	2019	2020	2019
Cost of service revenue	$2,410	$1,182	$4,224	$2,179
Cost of other revenue	1,113	757	1,900	1,491
Research and development	8,255	4,217	14,800	8,081
Sales and marketing	7,054	5,340	12,793	9,261
General and administrative	6,490	5,895	14,384	9,976
Total	$25,322	$17,391	$48,101	$30,988

Restricted Stock Units (RSU) and Performance Stock Units (PSU)
Activities related to RSU and PSU, collectively Stock Awards, during six months ended September 30, 2020 and 2019 are summarized as follows (in thousands, except weighted-average grant-date fair value and recognition period):

	Six Months Ended September 30,
	2020	2019
Stock awards outstanding at the beginning of the period:	9,191	7,820
Stock awards granted	5,343	5,123
Stock awards vested	(2,498)	(1,945)
Stock awards canceled and forfeited	(564)	(663)
Stock awards outstanding at the end of the period:	11,472	10,335
Weighted-average fair value of grants during the period	$15.75	$22.35
Weighted-average remaining recognition period (in years)	1.96	2.28
Total unrecognized compensation expense at period-end	$144,066	$127,540
Stock Options
Activities related to Stock Options, during six months ended September 30, 2020 and 2019 are summarized as follows (in thousands, except weighted-average grant-date fair value and recognition period):

	Six Months Ended September 30,
	2020	2019
Stock options outstanding at the beginning of the period:	2,274	3,114
Options granted	—	—
Options exercised	(36)	(287)
Options canceled and forfeited	(28)	(39)
Options outstanding at the end of the period:	2,210	2,788
Weighted-average fair value of grants during the period	$—	$—
Total intrinsic value of options exercised during the period	$302	$3,726
Weighted-average remaining recognition period (in years)	1.54	2.32
Total unrecognized compensation expense at period-end	$671	$1,268
Employee Stock Purchase Plan (ESPP)
In July 2020, 329,430 shares were purchased and issued under the ESPP. As of September 30, 2020, there was a total of $2.9 million of unrecognized compensation, net of estimated forfeitures, which will be amortized on a straight line basis over the remaining weighted-average vesting period of 0.57 years. As of September 30, 2020, a total of 3,252,882 shares were available for issuance under the ESPP.
Stock Repurchases
In May 2017, the Company's board of directors authorized the 2017 Repurchase Plan under which the Company could purchase up to $25.0 million of its common stock. The remaining amount available at September 30, 2020 was approximately $7.1 million. There were no stock repurchases during the three and six months ended September 30, 2020 and 2019.
11. INCOME TAXES
The Company's effective tax rate was (0.4)% and (0.6)% for the three months ended September 30, 2020 and 2019, respectively, and (0.5)% for the six months ended September 30, 2020 and 2019. The difference in the effective tax rate and the U.S. federal statutory rate was primarily due to the full valuation allowance the Company continues to maintain against its deferred tax assets. The effective tax rate is calculated by dividing the income tax provision by net loss before income tax expense.
12. NET LOSS PER SHARE
The following table summarizes the computation of basic and diluted net loss per share (in thousands, except share and per share data):

	Three Months Ended September 30,		Six Months Ended September 30,
	2020	2019	2020	2019
Numerator:
Net loss available to common stockholders	$(38,413)	$(40,932)	$(80,326)	$(75,197)
Denominator:
Common shares - basic and diluted	104,620	98,353	104,116	97,356
Net loss per share
Basic and diluted	$(0.37)	$(0.42)	$(0.77)	$(0.77)
The following shares attributable to outstanding stock options and stock awards were excluded from the calculation of diluted earnings per share because their inclusion would have been anti-dilutive (in thousands):

	Three Months Ended September 30,		Six Months Ended September 30,
	2020	2019	2020	2019
Stock options	2,210	2,788	2,210	2,788
Stock awards	11,472	10,334	11,472	10,334
Potential shares to be issued from ESPP	529	387	529	387
Total anti-dilutive shares	14,211	13,509	14,211	13,509

13. GEOGRAPHICAL INFORMATION
The following tables set forth the geographic information for each period (in thousands):

	Three Months Ended September 30,		Six Months Ended September 30,
Revenue by geographic area:	2020	2019	2020	2019
United States	$96,105	$85,428	$189,349	$168,676
International	33,028	24,089	61,591	37,516
Total revenue	$129,133	$109,517	$250,940	$206,192

Property and equipment by geographic area:	September 30, 2020	March 31, 2020
United States	$90,493	$87,673
International	5,692	6,709
Total property and equipment, net	$96,185	$94,382
ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our condensed consolidated financial statements and related notes appearing elsewhere in this Quarterly Report on Form 10-Q. As discussed in the section titled “Forward-Looking Statements,” the following discussion and analysis contains forward-looking statements that involve risks and uncertainties, as well as assumptions that, if they never materialize or prove incorrect, could cause our results to differ materially from those expressed or implied by such forward-looking statements. Factors that could cause or contribute to these differences include, but are not limited to, those discussed below and elsewhere in this report, particularly those set forth under the section entitled "Risk Factors" in our annual report on Form 10-K for the fiscal year ended March 31, 2020 as modified by those in Part II, Item 1A of our Quarterly Report for the three-month period ended June 30, 2020 on Form 10-Q under the heading "Risk Factors."
BUSINESS OVERVIEW
We are a leading software-as-a-service ("SaaS") provider of voice, video, chat, contact center, and enterprise-class application programming interfaces ("API") solutions powered by one global cloud communications platform. From our proprietary cloud technology platform, organizations across all their locations and employees have access to unified communications, team collaboration, video conferencing, contact center, data and analytics, communication APIs, and other services, enabling them to be more productive and responsive to their customers.
Our customers range from small businesses to large enterprises and their users are spread across more than 150 countries. In recent years, we have increased our focus on the mid-market and enterprise customer categories.
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
Our flagship service is our 8x8 X Series, a next generation suite of unified communications as a service ("UCaaS") and contact center as a service ("CCaaS") solutions, which consist of service plans of increasing functionality designated X1, X2, etc., through X8. With 8x8 X Series, we provide enterprise-grade voice, unified communications, video meetings, team collaboration, and contact center functionalities from a single platform. We also offer standalone SaaS services for contact center, video meetings, and enterprise communication APIs. Through our July 2019 acquisition of Wavecell Pte. Ltd., an Asia-based global communication platform as a service ("CPaaS") provider of SMS, messaging, voice and video APIs to enterprises, we expanded our API offerings both geographically and functionally. We expect to continue integrating these services into our platform, as we believe in the value of the collective solutions.
As of September 30, 2020, over 90% of our customer base has been migrated to the 8x8 X Series platform and we intend to migrate the remaining customer base through the end of the fiscal year. These migrations may require us to incur professional services and related engineering costs. While we may not be able to recover these costs from our customers, we believe that we will realize other benefits including reducing the number of platforms that we are required to support and improved customer retention.

SUMMARY AND OUTLOOK
In the second quarter of fiscal 2021, our total service revenue grew 19.3% year-over-year to $120.9 million. We continued to show an increase in our average annualized service revenue per customer, which grew to $8,052 in the second quarter of fiscal 2021, compared with $7,957 in the same period of fiscal 2020, as we are selling more to mid-market and enterprise customers. Service revenue from mid-market and enterprise customers represented 46% of total service revenue and grew 29% over the prior year. We increased the number of bundled deals where customers purchase our integrated communications and contact center solutions.
Our continued business focus is on achieving improved operating efficiencies while delivering revenue growth. We continue to make important investments in our products and technology platform, and focus on key areas of spend in our go-to-market strategy. Additionally, we aim to drive efficiencies in our small business customer acquisition and operations, and are heavily focused on expanding our business upmarket with mid-market and enterprise customers. We believe that effective execution will enable the Company to grow and capture market share, during this phase of industry disruption, in a cost-effective way and support the Company in pursuit of its path to profitability and operating cash flow improvement.
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
IMPACTS OF COVID-19
The full extent of the impact of the COVID-19 pandemic on our business, operations and financial results will depend on numerous evolving factors that we may not be able to accurately predict, including those set forth under the section entitled "Risk Factors" in our annual report on Form 10-K for the fiscal year ended March 31, 2020 as modified by the "Risk Factors" section of our Quarterly Report on Form 10-Q for the three-month period ended June 30, 2020. In an effort to contain COVID-19 or slow its spread, governments around the world have enacted various measures, some of which have been subsequently rescinded, modified or reinstated, including orders to close non-essential businesses, isolate residents to their homes, and practice social distancing. To protect the health and safety of our employees, our workforce continues to spend a significant amount of time working from home with many of our offices around the world remaining closed and travel being curtailed for our employees as well as our customers as the number of COVID-19 cases continues to surge and retreat in various locations globally, and the availability and reliability of testing remains inconsistent. These restrictions have altered the ways we conduct sales activities and market to current and prospective customers and how we conduct our ongoing business operations, resulting in reductions in travel related expenses and, by some measures, has resulted in improved employee productivity in certain areas. Small business and mid-size customers have been more impacted by the COVID-19 pandemic than enterprise customers, which has necessitated greater flexibility and responsiveness to our customers evolving needs. While we anticipate that the global health crisis caused by COVID-19, including any resurgences, and the measures enacted to slow its spread will negatively impact certain business activity across the globe, to date, it has not resulted in as significant a negative impact on our business, as initially anticipated. We continue to proactively and closely monitor the health of our customers and suppliers and other impacts of the pandemic to determine whether risks of loss or other negative impacts upon our business exist. The effects of COVID-19 have also been considered in management's judgments around credit loss impairments.
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
Other Revenue
Other revenue consists primarily of revenues from sales and rentals of IP telephones in conjunction with our cloud telephony service, and revenues from non-recurring professional services, primarily in support of deployment of our solutions and/or platform. Other revenue is dependent on the number of customers who choose to purchase or rent an IP telephone in conjunction with our service instead of using the solution on their cell phone, computer, or other compatible device, and/or choose to engage our services for implementation and deployment of our cloud services.

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
Sales and Marketing
Sales and marketing expenses consist primarily of personnel and related costs, sales commissions, trade shows, advertising and other marketing, demand generation, channel costs, promotional expenses, and allocated IT and facilities costs.
General and Administrative
General and administrative expenses consist primarily of personnel and related costs, professional services fees, human resources, legal, employee recruiting, general management, and allocated IT and facilities costs.
Other Income (Expense), net
Other income (expense), net consists primarily of interest expense related to the convertible notes, offset by income earned on our cash, cash equivalents, and investments, and foreign exchange gains/losses.
Provision for Income Taxes
Provision for income taxes consists primarily of state minimum taxes in the United States and foreign income taxes. As we expand the scale of our international business activities, any changes in the U.S. and foreign taxation of such activities may increase our overall provision for income taxes in the future. We have a valuation allowance for our U.S. deferred tax assets, including federal and state net operating loss carryforwards, or NOLs. We expect to maintain this valuation allowance until it becomes more likely than not that the benefit of our federal and state deferred tax assets will be realized by way of expected future taxable income in the United States.
RESULTS OF OPERATIONS
The following discussion should be read in conjunction with our condensed consolidated financial statements and the notes thereto.
Revenue

	September 30,
Service revenue	2020	2019	Change
	(dollar amounts in thousands)
Three months ended	$120,942	$101,345	$19,597	19.3%
Percentage of total revenue	93.7%	92.5%

Six months ended	$235,125	$191,184	$43,941	23.0%
Percentage of total revenue	93.7%	92.7%
Service revenue increased for the three and six months ended September 30, 2020 compared with the same period of the previous fiscal year primarily due to a net increase in our subscriber base, expanded offerings to existing customers, and growth in related usage; service revenue from new customers was primarily driven by sales of standalone and bundled UCaaS and

CCaaS deals globally to our mid-market and enterprise customers. Increase in service revenue was also attributable to growth in usage revenue generated by our CPaaS products primarily in the APAC region.
We expect total service revenue to grow over time with our expanding platform offering as our business continues to expand globally and across broader customer categories.

	September 30,
Other revenue	2020	2019	Change
	(dollar amounts in thousands)
Three months ended	$8,191	$8,172	$19	0.2%
Percentage of total revenue	6.3%	7.5%

Six months ended	$15,815	$15,008	$807	5.4%
Percentage of total revenue	6.3%	7.3%
Other revenue remained relatively flat during the three months ended September 30, 2020 compared with the same period in the prior fiscal year the slight increase was in professional services revenue resulting from the overall growth in our business and subscriber base, largely offset by a decrease in product revenue as a result of shift towards hardware rental program and reduced demand for hardware caused by COVID-19 pandemic with increase in work from home policies.
Other revenue increased during the six months ended September 30, 2020 compared with the same period in the prior fiscal year primarily due to an increase in professional services revenue resulting from the overall growth in our business and subscriber base, partially offset by a decrease in product revenue as a result of shift toward hardware rental program and reduced demand for hardware caused by COVID-19 pandemic with increase in work from home policies.
We expect other revenue to grow over time at a rate lower than our service revenue as we focus on delivering higher margin platform offerings to existing and new customers.
No customer represented greater than 10% of the Company's total revenue for the three and six months ended September 30, 2020 or 2019.
Cost of Revenue

	September 30,
Cost of service revenue	2020	2019	Change
	(dollar amounts in thousands)
Three months ended	$44,803	$35,813	$8,990	25.1%
Percentage of service revenue	37.0%	35.3%

Six months ended	$85,799	$61,113	$24,686	40.4%
Percentage of service revenue	36.5%	32.0%
The increase in cost of service revenue for the three months ended September 30, 2020 from the same period in the prior fiscal year was primarily attributable to a $7.2 million increase in communication infrastructure costs incurred to deliver our services primarily due to growth in usage across our platform including those in connection with CPaaS, a $1.9 million increase in amortization of capitalized software, and a $1.2 million increase in stock-based compensation expense. These increases were partially offset by a $0.7 million decrease in employee and consulting related expenditures and a $0.6 million decrease in depreciation and amortization of intangible assets.
Cost of service revenue for the six months ended September 30, 2020 increased over the same prior fiscal year period primarily due to $20.2 million increase in communication infrastructure costs incurred to deliver our services primarily due to growth in usage across our platform including those in connection with CPaaS, a $3.9 million increase in amortization of capitalized software, and a $2.0 million increase in stock-based compensation expense. These increases were partially offset by a decrease of $1.0 million in employee and consulting related expenditures and a decrease of $0.6 million in depreciation and amortization of intangible assets.
We expect that cost of service revenue will increase in absolute dollars in future periods as revenue continues to grow.

	September 30,
Cost of other revenue	2020	2019	Change
	(dollar amounts in thousands)
Three months ended	$11,693	$13,884	$(2,191)	(15.8)%
Percentage of other revenue	142.8%	169.9%

Six months ended	$22,830	$26,275	$(3,445)	(13.1)%
Percentage of product revenue	144.4%	175.1%
Cost of other revenue for the three and six months ended September 30, 2020 decreased compared to the same periods in the prior fiscal year primarily due to a decrease in cost of products as a result of decrease in hardware shipment volume, improved pricing, and increase in our hardware rental program, which has better margins than hardware sales.
Operating Expenses

	September 30,
Research and development	2020	2019	Change
	(dollar amounts in thousands)
Three months ended	$21,567	$19,434	$2,133	11.0%
Percentage of total revenue	16.7%	17.7%

Six months ended	$43,061	$37,765	$5,296	14.0%
Percentage of total revenue	17.2%	18.3%
Research and development expenses for the three months ended September 30, 2020 increased compared to the same prior fiscal year period primarily due to a $4.0 million increase in stock-based compensation expense, and a $0.3 million increase in public cloud expenses. These increases were partially offset by a $1.5 million higher allocation to capitalized software costs, and a $0.5 million decrease in travel related costs.
Research and development expenses for the six months ended September 30, 2020 increased compared to the same prior fiscal year period primarily due to a $6.7 million increase in stock-based compensation expense, a $0.8 million increase in public cloud expenses, and a $0.5 million increase in employee and consulting related expenditures. These increases were partially offset by a $1.9 million higher allocation of capitalized software costs from research and development expenses during the period and a decrease of $0.9 million in travel related costs.
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

	September 30,
Sales and marketing	2020	2019	Change
	(dollar amounts in thousands)
Three months ended	$61,399	$57,895	$3,504	6.1%
Percentage of total revenue	47.5%	52.9%

Six months ended	$121,549	$111,494	$10,055	9.0%
Percentage of total revenue	48.4%	54.1%
Sales and marketing expenses for the three months ended September 30, 2020 increased over the same prior fiscal year period primarily due to a $2.8 million increase in channel commissions, a $2.1 million increase in amortization of deferred sales commission costs, a $1.7 million increase in stock-based compensation expense, a $0.6 million increase in employee and consulting related expenditures, and a $0.6 million increase in marketing software and application related expenditures. These increases were partially offset by a net decrease of $2.3 million in marketing program and public cloud expenses as we gained efficiencies in lead generation and brand awareness and a $1.9 million decrease in travel related costs.

Sales and marketing expenses for the six months ended September 30, 2020 increased over the same prior fiscal year period primarily due to a $5.4 million increase in employee and consulting related expenditures, a $4.3 million increase in channel commissions, a $4.0 million increase in amortization of deferred sales commission costs, a $3.5 million increase in stock-based compensation expense, and a $2.2 million increase in marketing software and application costs. These increases were partially offset by a net decrease of $7.2 million in marketing program and public cloud expenses as we gained efficiencies in lead generation and brand awareness, and a $2.7 million decrease in travel related costs.
We plan to continue investing in sales and marketing to attract and retain customers on our platform and to increase our brand awareness. While we expect to continue to improve our cost structure and achieve operational efficiencies, we expect that sales and marketing expenses will increase in absolute dollars in future periods and vary from period-to-period as a percentage of revenue.

	September 30,
General and administrative	2020	2019	Change
	(dollar amounts in thousands)
Three months ended	$22,769	$20,435	$2,334	11.4%
Percentage of total revenue	17.6%	18.7%

Six months ended	$48,559	$40,042	$8,517	21.3%
Percentage of total revenue	19.4%	19.4%
General and administrative expenses for the three months ended September 30, 2020 increased as compared to the same prior fiscal year period due to a $0.7 million higher allowance for credit losses recognized partially in response to external market factors and uncertainties in connection with the COVID-19 pandemic, a $0.7 million increase in employee and consulting related expenditures, a $0.6 million increase in stock-based compensation expense, and a $0.7 million increase in facilities and other allocated expenses; these increases were partially offset by a $0.4 million decrease in acquisition and integration costs.
General and administrative expenses for the six months ended September 30, 2020 increased over the same prior fiscal year period primarily due to a $4.4 million increase in stock-based compensation expense, a $2.2 million increase in tax related expense, a $2.1 million higher allowance for credit losses recognized, a $1.6 million increase in employee and consulting related expenditures, and a $1.2 million increase in facilities and other allocated expenses. These increases were partially offset by a $1.5 million decrease in acquisition and integration costs and a $1.4 million decrease in contract termination cost.
We expect to continue improving our cost structure and achieve operational efficiencies, and therefore also expect that general and administrative expenses as a percentage of total revenue will decline over time.

	September 30,
Other expense, net	2020	2019	Change
	(dollar amounts in thousands)
Three months ended	$(5,178)	$(2,732)	$(2,446)	89.5%
Percentage of total revenue	(4.0)%	(2.5)%

Six months ended	$(9,103)	$(4,296)	$(4,807)	111.9%
Percentage of total revenue	(3.6)%	(2.1)%
Other expense, net of other income increased for the three months ended September 30, 2020 over the same prior fiscal year period primarily due to a $1.1 million of lower interest income and a $1.0 million increase related to contractual interest expense, amortization of debt discount, and amortization of issuance costs associated with additional convertible notes issued in November 2019. The remaining increase is attributable to fluctuations in foreign exchange rates.
Other expense, net of other income for the six months ended September 30, 2020 increased over the same prior fiscal year period primarily due to a $2.6 million of lower interest income and a $2.1 million increase related to contractual interest expense, amortization of debt discount, and amortization of issuance costs associated with additional convertible notes issued in November 2019. The remaining increase is attributable to fluctuations in foreign exchange rates.
With the recognition of interest expense and amortization of debt discount and issuance costs in connection with our convertible senior notes, we expect the net of other income and expense to continue to be in a net expense position in future periods.

	September 30,
Provision for income taxes	2020	2019	Change
	(dollar amounts in thousands)
Three months ended	$137	$256	$(119)	(46.5)%
Percentage of loss before provision for income taxes	(0.4)%	(0.6)%

Six months ended	$365	$404	$(39)	(9.7)%
Percentage of loss before provision for income taxes	(0.5)%	(0.5)%
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
Liquidity and Capital Resources
As of September 30, 2020, we had $159.4 million of cash, cash equivalents, and investments. In addition, as of September 30, 2020, we had restricted cash including $8.6 million in support of letter of credits securing leases for office facilities and $6.9 million held in escrow for our acquisition of Wavecell in July 2019, pursuant to the terms of the acquisition agreement. During the three months ended September 30, 2020, $3.5 million of restricted cash was released, and the remaining amount of $6.9 million held in escrow for our acquisition of Wavecell is due to be released in January 2021. By comparison, at March 31, 2020, we had $186.9 million of cash, cash equivalents, and investments as well as $19.0 million restricted cash.
On March 27, 2020, the Coronavirus Aid, Relief, and Economic Security Act (the "CARES Act") was passed into law, which amended portions of relevant tax laws and provided relief to certain qualifying entities. In connection with the CARES Act, the Company elected to defer certain employer payroll taxes, which is expected to reduce cash usage by over $4 million throughout fiscal 2021. The amounts deferred will be remitted to tax authorities during the third quarter of fiscal 2022 and fiscal 2023, respectively, when they become due. Other jurisdictions around the world have also provided similar tax relief, which the Company has elected to receive, where applicable; these benefits have a lesser impact to our expected cash flows during fiscal 2021.
In June 2020, the Company offered its employees a limited opportunity to receive a portion of their cash salary in shares of the Company's common stock. Based on employee elected participation, we expect lower cash usage from payroll compensation of over $4 million during fiscal 2021. Currently, the Company does not expect to offer this program beyond fiscal 2021. In addition, for fiscal 2021, the Company's executives received performance share units in place of a cash bonus plan. The timing of bonus payments for all other eligible employees was changed to semi-annually (in the third and first quarter of each fiscal year) from quarterly as in prior fiscal years.
We believe that our existing cash, cash equivalents, and investment balances, and our anticipated cash flows from operations will be sufficient to meet our working capital and expenditure requirements for the next 12 months.
Period-over-Period Changes
Net cash used in operating activities for the six months ended September 30, 2020 was $13.1 million, compared with $44.5 million in the six months ended September 30, 2019. Cash used in operating activities was affected by:
•the amount of net income or loss;
•the amount of depreciation and amortization;
•the amortization associated with deferred sales commissions, debt discount and issuance costs;
•the expense associated with stock options and stock-based awards; and
•changes in working capital accounts, particularly in the timing of collections from receivable and payments of obligations, such as commissions.
During the six months ended September 30, 2020, net cash used in operating activities was primarily related to the net loss of $80.3 million, net cash outflow from sales commissions of $14.0 million, which were partially offset by non-cash charges such as stock-based compensation expense of $48.1 million, depreciation and amortization of $22.6 million, amortization of debt discount of $8.3 million, and operating lease expenses of $7.6 million.
Net cash used in investing activities was $11.5 million in the six months ended September 30, 2020, compared with $59.9 million in the six months ended September 30, 2019. The cash used in investing activities during the six months ended September 30, 2020 was related to capitalized internal software development costs of $16.2 million, purchases of $4.2 million of property and equipment, and $3.5 million release of cash held in escrow associated with an acquisition during the second quarter of fiscal 2020, partially offset by $12.3 million of proceeds from maturities and sales of investments, net of purchase.
Net cash provided by financing activities was $4.6 million in the six months ended September 30, 2020, compared with $0.5 million in the six months ended September 30, 2019. Cash provided by financing activities for the six months ended September 20, 2020 was primarily related to the proceeds from issuance of common stock under the ESPP.
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
With the exception of changes described within Part I, Item 1, Note 2, "Summary of Significant Accounting Policies", due to the adoption of ASU 2016-03, there have been no significant changes during the three months ended September 30, 2020 to our critical accounting policies and estimates previously disclosed in our Form 10-K for the fiscal year ended March 31, 2020.
RECENTLY ADOPTED ACCOUNTING PRONOUNCEMENTS
See Item 1 of Part I, "Notes to Unaudited Condensed Consolidated Financial Statements - Note 2 - Summary of Significant Accounting Policies."
RECENT ACCOUNTING PRONOUNCEMENTS
See Item 1 of Part I, "Notes to Unaudited Condensed Consolidated Financial Statements - Note 2 - Summary of Significant Accounting Policies."
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Interest Rate Fluctuation Risk
We had cash, cash equivalents, restricted cash, and investments totaling $175.0 million as of September 30, 2020. Cash equivalents and investments were invested primarily in money market funds, U.S. treasury, commercial paper, and corporate bonds. Our investment policy is focused on the preservation of capital and supporting our liquidity needs. Under the policy, we invest in highly rated securities, while limiting the amount of credit exposure to any one issuer other than the U.S. government. We do not invest in financial instruments for trading or speculative purposes, nor do we use leveraged financial instruments. We utilize external investment managers who adhere to the guidelines of our investment policy. A hypothetical 10% change in interest rates would not have a material impact on the value of our cash, cash equivalents, or available-for-sale investments.
The Company issued $362.5 million aggregate principal amount of convertible senior notes of which the estimated fair value as of September 30, 2020 was $336.7 million. The fair value of the convertible senior notes is subject to interest rate risk, market risk and other factors due to the conversion feature. The fair value of the convertible senior notes will generally increase as our common stock price increases and will generally decrease as our common stock price declines. The interest and market value changes affect the fair value of the convertible senior notes but do not impact our financial position, cash flows, or results of operations due to the fixed nature of the debt obligation. Additionally, we carry the convertible senior notes at face value less unamortized discount on our consolidated balance sheets, and we present the fair value for required disclosure purposes only.
Foreign Currency Exchange Risk
We have foreign currency risks related to our revenue and operating expenses denominated in currencies other than the U.S. dollar, primarily the British Pound, causing both our revenue and our operating results to be impacted by fluctuations in the exchange rates.
Gains or losses from the revaluation of certain cash balances, accounts receivable balances, and intercompany balances that are denominated in these currencies impact our net income (loss). A hypothetical decrease in all foreign currencies against the US dollar of 10% would not result in a material foreign currency loss on foreign-denominated balances at September 30, 2020. As our foreign operations expand, our results may be more impacted by fluctuations in the exchange rates of the currencies in which we do business.
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
As of the end of the period covered by this Quarterly Report on Form 10-Q, under the supervision of our Chief Executive Officer and our Chief Financial Officer, we evaluated the effectiveness of our Disclosure Controls. Based on this evaluation, our Chief Executive Officer and our Chief Financial Officer have concluded that our Disclosure Controls were effective as of September 30, 2020.
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
Changes in Internal Control over Financial Reporting
During the second quarter of fiscal year 2021, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
The information set forth in Note 8, “Legal Proceedings” of Notes to Unaudited Condensed Consolidated Financial Statements under ITEM 1. FINANCIAL STATEMENTS of PART I is incorporated by reference in response to this item.
ITEM 1A. RISK FACTORS
There have been no material changes from the risk factors previously disclosed in our annual report on Form 10-K for the fiscal year ended March 31, 2020 and on our quarterly report on Form 10-Q for the three-month period ended June 30, 2020.
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
None.
ITEM 3. DEFAULTS UPON SENIOR SECURITIES
None.
ITEM 4. MINE SAFETY DISCLOSURES
None.
ITEM 5. OTHER INFORMATION
None.

ITEM 6. EXHIBITS

Exhibit Number	Description
3.1	Restated Certificate of Incorporation of Registrant, dated August 22, 2012 (incorporated by reference to Exhibit 3.1 to the Annual Report on Form 10-K filed May 27, 2013).
3.2	Amended and Restated By-Laws of 8x8, Inc. (incorporated by reference to Exhibit 3.2 to the Current Report on Form 8-K filed July 28, 2015).
4.1	Indenture, dated as of February 19, 2019, between 8x8, Inc. and Wilmington Trust, National Association, as trustee (including form of Note) (incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K filed February 19, 2019).
10.1	8x8, Inc. Amended and Restated 2012 Equity Incentive Plan, effective July 27, 2020.*+
10.2	8x8, Inc. Amended and Restated 2017 New Employee Inducement Incentive Plan, effective July 27, 2020.*+
10.3	8x8, Inc. Amended and Restated 2013 New Employee Inducement Incentive Plan, effective July 27, 2020.*+
10.4	8x8, Inc. Amended and Restated 1996 Employee Stock Purchase Plan, effective August 10, 2020.*+
10.5	Form of Notice of Grant of Restricted Stock Unit Award and Agreement under the Amended & Restated 2012 Equity Incentive Plan.*+
31.1	Certification of Chief Executive Officer pursuant to Rules 13a-14 and 15d-14 under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer pursuant to Rules 13a-14 and 15d-14 under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101	The following materials from the 8x8, Inc. Quarterly Report on Form 10-Q for the quarter ended June 30, 2020, formatted in iXBRL (Inline eXtensible Business Reporting Language):
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
Date: October 29, 2020

8X8, INC.

By: /s/ Samuel Wilson
Samuel Wilson
Chief Financial Officer (Principal Financial, Accounting and Duly Authorized Officer)