Form 10-Q
period 2020-12-31
8X8 INC /DE/
filed 2021-01-29
CIK 1023731

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM	10-Q
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended December 31, 2020
OR
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.    ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes    ☐        No    ☒
The number of shares of the Registrant's Common Stock outstanding as of January 22, 2021 was 107,486,374.

8X8, INC
FORM 10-Q
FOR THE QUARTER ENDED DECEMBER 31, 2020

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
•customer cancellations and rate of customer churn or downsell;
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
•investments, including the cost to support strategic initiatives with value-added resellers ("VARs") and other partners, to acquire more customers may not result in additional revenue from new or existing customers;
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
•risks relating to the acquisition and integration of businesses we have acquired or may acquire in the future, particularly if the acquired business operates in a different product market space from us or is based in a region where we do not have significant operations;
•risks related to our senior convertible notes and the related capped call transactions;
•implementation and effects of new accounting standards and policies in our reported financial results; and
•potential future intellectual property infringement claims and other litigation that could adversely impact our business and operating results.

Please refer to the "Risk Factors" section of our Form 10-K for the fiscal year ended March 31, 2020, as modified by the "Risk Factors" section of our Quarterly Report for the three months ended June 30, 2020, and subsequent Securities and Exchange Commission ("SEC") filings for additional factors that could materially affect our financial performance. All forward-looking statements included in this Quarterly Report are based on information available to us on the date hereof, and we assume no obligation to update any such forward-looking statements. Readers are urged to carefully review and consider the various disclosures made in this Quarterly Report, which attempts to advise interested parties of the risks and factors that may affect our business, financial condition, results of operations, and prospects.
Our fiscal year ends on March 31, of each calendar year. Each reference to a fiscal year in this Quarterly Report, refers to the fiscal year ended March 31, of the calendar year indicated (for example, fiscal 2021 refers to the fiscal year ending on March 31, 2021). Unless the context requires otherwise, references to "we," "us," "our," "8x8" and the "Company" refer to 8x8, Inc. and its consolidated subsidiaries.

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
8X8, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)
(In thousands)

	December 31, 2020	March 31, 2020
ASSETS
Current assets:
Cash and cash equivalents	$106,877	$137,394
Restricted cash, current	6,996	10,376
Short-term investments	41,738	33,458
Accounts receivable, net	50,404	37,811
Deferred sales commission costs, current	28,684	22,444
Other current assets	39,565	35,679
Total current assets	274,264	277,162
Property and equipment, net	94,480	94,382
Operating lease, right-of-use assets	70,443	78,963
Intangible assets, net	18,426	24,001
Goodwill	132,067	128,300
Restricted cash, non-current	8,562	8,641
Long-term investments	3,878	16,083
Deferred sales commission costs, non-current	69,859	53,307
Other assets	20,832	19,802
Total assets	$692,811	$700,641

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$32,337	$40,261
Accrued compensation	29,993	22,656
Accrued taxes	14,299	10,251
Operating lease liabilities, current	12,691	5,875
Deferred revenue, current	18,015	7,105
Other accrued liabilities	20,419	37,277
Total current liabilities	127,754	123,425
Operating lease liabilities, non-current	85,379	92,452
Convertible senior notes, net	304,111	291,537
Other liabilities, non-current	8,164	2,496
Total liabilities	525,408	509,910
Commitments and contingencies (Note 8)
Stockholders' equity:
Common stock	107	103
Additional paid-in capital	716,820	625,474
Accumulated other comprehensive loss	(3,503)	(12,176)
Accumulated deficit	(546,021)	(422,670)
Total stockholders' equity	167,403	190,731
Total liabilities and stockholders' equity	$692,811	$700,641
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

8X8, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(In thousands, except per share amounts)

	Three Months Ended December 31,		Nine Months Ended December 31,
	2020	2019	2020	2019
Service revenue	$127,107	$110,363	$362,232	$301,547
Other revenue	9,578	8,204	25,393	23,212
Total revenue	136,685	118,567	387,625	324,759
Operating expenses:
Cost of service revenue	47,044	40,786	132,843	101,899
Cost of other revenue	13,364	15,433	36,194	41,708
Research and development	23,702	19,870	66,763	57,635
Sales and marketing	63,986	63,099	185,535	174,593
General and administrative	23,844	22,547	72,403	62,589
Total operating expenses	171,940	161,735	493,738	438,424
Loss from operations	(35,255)	(43,168)	(106,113)	(113,665)
Other expense, net	(4,669)	(3,623)	(13,772)	(7,919)
Loss before provision for income taxes	(39,924)	(46,791)	(119,885)	(121,584)
Provision for income taxes	301	280	666	684
Net loss	$(40,225)	$(47,071)	$(120,551)	$(122,268)

Net loss per share:
Basic and diluted	$(0.38)	$(0.47)	$(1.15)	$(1.23)
Weighted-average common shares outstanding:
Basic and diluted	106,641	99,922	104,961	99,082
 The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

8X8, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(Unaudited)
(In thousands)

	Three Months Ended December 31,		Nine Months Ended December 31,
	2020	2019	2020	2019
Net loss	$(40,225)	$(47,071)	$(120,551)	$(122,268)
Other comprehensive income (loss), net of tax
Unrealized gain (loss) on investments in securities	(73)	(12)	306	106
Foreign currency translation adjustment	4,537	4,587	8,367	682
Comprehensive loss	$(35,761)	$(42,496)	$(111,878)	$(121,480)
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

8X8, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(Unaudited)
(In thousands, except shares)

	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total
	Shares	Amount
Balance at March 31, 2020	103,178,621	$103	$625,474	$(12,176)	$(422,670)	$190,731
Adjustment to opening balance for change in accounting principle	—	—	—	—	(2,800)	(2,800)
Issuance of common stock under stock plans, less withholding	688,414	1	(67)	—	—	(66)
Stock-based compensation expense	—	—	23,118	—	—	23,118
Issuance of common stock related to acquisition	—	—	8,489	—	—	8,489
Unrealized investment gain	—	—	—	422	—	422
Foreign currency translation adjustment	—	—	—	885	—	885
Net loss	—	—	—	—	(41,913)	(41,913)
Balance at June 30, 2020	103,867,035	104	657,014	(10,869)	(467,383)	178,866
Issuance of common stock under stock plans	2,119,196	2	4,706	—	—	4,708
Stock-based compensation expense	—	—	26,396	—	—	26,396
Unrealized investment gain/loss	—	—	—	(43)	—	(43)
Foreign currency translation adjustment	—	—	—	2,945	—	2,945
Net loss	—	—	—	—	(38,413)	(38,413)
Balance at September 30, 2020	105,986,231	106	688,116	(7,967)	(505,796)	174,459
Issuance of common stock under stock plans	1,149,752	1	1,346	—	—	1,347
Stock-based compensation expense	—	—	27,358	—	—	27,358
Unrealized investment loss	—	—	—	(73)	—	(73)
Foreign currency translation adjustment	—	—	—	4,537	—	4,537
Net loss	—	—	—	—	(40,225)	(40,225)
Balance at December 31, 2020	107,135,983	$107	$716,820	$(3,503)	$(546,021)	$167,403

	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total
	Shares	Amount
Balance at March 31, 2019	96,119,888	$96	$506,949	$(7,353)	$(250,302)	$249,390
Issuance of common stock under stock plans, less withholding	451,308	1	1,493	—	—	1,494
Stock-based compensation expense	—	—	14,059	—	—	14,059
Unrealized investment gain	—	—	—	121	—	121
Foreign currency translation adjustment	—	—	—	(652)	—	(652)
Net loss	—	—	—	—	(34,265)	(34,265)
Balance at June 30, 2019	96,571,196	97	522,501	(7,884)	(284,567)	230,147
Issuance of common stock under stock plans, less withholding	1,761,483	2	(790)	—	—	(788)
Stock-based compensation expense	—	—	17,867	—	—	17,867
Issuance of common stock related to acquisitions	1,476,009	1	35,838	—	—	35,839
Unrealized investment loss	—	—	—	(3)	—	(3)
Foreign currency translation adjustment	—	—	—	(3,253)	—	(3,253)
Net loss	—	—	—	—	(40,932)	(40,932)
Balance at September 30, 2019	99,808,688	100	575,416	(11,140)	(325,499)	238,877
Issuance of common stock under stock plans, less withholding	976,272	1	139	—	—	140
Stock-based compensation expense	—	—	19,881	—	—	19,881
Equity component of convertible senior notes, net of issuance costs	—	—	3,089	—	—	3,089
Unrealized investment loss	—	—	—	(12)	—	(12)
Foreign currency translation adjustment	—	—	—	4,587	—	4,587
Net loss	—	—	—	—	(47,071)	(47,071)
Balance at December 31, 2019	100,784,960	$101	$598,525	$(6,565)	$(372,570)	$219,491
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

8X8, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(In thousands)

	Nine Months Ended December 31,
	2020	2019
Cash flows from operating activities:
Net loss	$(120,551)	$(122,268)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	8,529	6,801
Amortization of intangible assets	5,590	6,149
Amortization of capitalized software	20,021	13,263
Amortization of debt discount and issuance costs	12,574	9,987
Amortization of deferred sales commission costs	20,040	13,805
Allowance for credit losses	3,950	1,323
Operating lease expense, net of accretion	11,469	10,676
Stock-based compensation	74,940	50,305
Other	517	1,348
Changes in assets and liabilities:
Accounts receivable, net	(13,277)	(8,776)
Deferred sales commission costs	(41,187)	(33,651)
Other current and non-current assets	(8,939)	(24,780)
Accounts payable and accruals	(338)	7,876
Deferred revenue	11,797	5,106
Net cash used in operating activities	(14,865)	(62,836)

Cash flows from investing activities:
Purchases of property and equipment	(4,975)	(22,853)
Purchase of businesses	(3,459)	(58,853)
Cost of capitalized software	(22,858)	(22,784)
Proceeds from maturities of investments	40,771	16,195
Proceeds from sales of investments	219	33,117
Purchases of investments	(36,840)	(29,658)
Net cash used in investing activities	(27,142)	(84,836)

Cash flows from financing activities:
Finance lease payments	(74)	(312)
Tax-related withholding of common stock	(69)	(6,186)
Proceeds from issuance of common stock under employee stock plans	6,058	7,035
Purchases of capped calls	—	(9,288)
Net proceeds from issuance of convertible senior notes	—	74,593
Net cash provided by financing activities	5,915	65,842

Effects of currency exchange rates on cash, cash equivalent, and restricted cash	2,116	958
Net decrease in cash, cash equivalents, and restricted cash	(33,976)	(80,872)
Cash, cash equivalents, and restricted cash at the beginning of the period	156,411	284,683
Cash, cash equivalents, and restricted cash at the end of the period	$122,435	$203,811

Supplemental and non-cash disclosures:
Income taxes paid	$761	$719
Interest paid	$906	$647
Right of use assets obtained in exchange for new or modified operating lease liabilities	$—	$64,869

Reconciliation of cash, cash equivalents, and restricted cash to the condensed consolidated balance sheets (in thousands):

	December 31,
	2020	2019
Cash and cash equivalents	$106,877	$184,794
Restricted cash, current	6,996	3,459
Restricted cash, non-current	8,562	15,558
Total cash, cash equivalents, and restricted cash	$122,435	$203,811
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

8X8, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
1. DESCRIPTION OF BUSINESS
8x8, Inc. ("8x8" or the "Company") was incorporated in California in February 1987, and was reincorporated in Delaware in December 1996.
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
2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
BASIS OF PRESENTATION AND CONSOLIDATION
The accompanying condensed consolidated financial statements are unaudited and have been prepared in accordance with U.S. generally accepted accounting principles ("GAAP") and regulations of the Securities and Exchange Commission ("SEC") regarding interim financial reporting. The March 31, 2020 year-end condensed consolidated balance sheet disclosures in this document were derived from audited consolidated financial statements and do not include all disclosures required by GAAP. These condensed consolidated financial statements should be read in conjunction with the Company's audited consolidated financial statements as of and for the fiscal year ended March 31, 2020, and notes thereto included in the Company's fiscal 2020 Annual Report on Form 10-K ("Form 10-K"). There were no material changes during the three and nine months ended December 31, 2020, to our significant accounting policies as described in the Company's Form 10-K for the fiscal year ended March 31, 2020, except for the accounting policies described herein that were updated as a result of adopting Accounting Standards Update ("ASU") 2016-03, Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments, further amended by various ASUs, and ASU 2018-15, Intangibles-Goodwill and Other-Internal Use Software (Subtopic 350-40). The results of operations and cash flows for the periods included in these condensed consolidated financial statements are not necessarily indicative of the results to be expected for any future periods or the entire fiscal year.
The unaudited condensed consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All intercompany accounts and transactions have been eliminated in consolidation. The Company conducts its operations through one reportable segment.
In the opinion of the Company's management, these condensed consolidated financial statements reflect all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair statement of the Company's financial position, results of operations, and cash flows for the periods presented.
USE OF ESTIMATES
The preparation of the condensed consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities and equity, and disclosure of contingent assets and liabilities at the date of the condensed consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. On an ongoing basis, the Company evaluates its estimates, including, but not limited to, those related to allowance for credit losses, returns reserve for expected customer credits or cancellations, fair value of and/or evaluation for impairment of goodwill and other long-lived assets, capitalization of internally developed software, benefit period for deferred sales commission costs, stock-based compensation expense, discount rate used to calculate operating lease liabilities, income and sales tax liabilities, fair value of convertible senior notes, litigation, and other contingencies. The Company bases its estimates on known facts and circumstances, historical experience, and various other assumptions. Actual results could differ from those estimates under different assumptions or conditions.
RECLASSIFICATIONS AND OTHER CHANGES
During the fourth quarter of fiscal 2020, the Company determined that presenting service revenue as revenue from the Company's core communication services would provide transparency and clarity to the users of the financial statements. As such, the Company reclassified certain revenue and cost of revenue on its condensed consolidated statement of operations for the three and nine months ended December 31, 2019. Professional services revenue and cost of professional services revenue previously reported in service revenue and cost of service revenue are now reported in other revenue and cost of other revenue. Product revenue and cost of product revenue are also now reported in other revenue and cost of other revenue. The reclassifications did not have any impact on total revenue, consolidated net loss, or cash flows.

In addition, certain prior year amounts in the condensed consolidated statements of cash flows have been reclassified to conform with the current year presentation.
RECENTLY ADOPTED ACCOUNTING PRONOUNCEMENTS
In June 2016, the Financial Accounting Standards Board ("FASB") issued ASU 2016‑13, Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments, as amended, which replaces the existing impairment model with a forward-looking expected loss method. Under this update, on initial recognition and at each reporting period, an entity is required to recognize an allowance that reflects the entity's current estimate of credit losses expected to be incurred over the life of the financial instrument. For trade receivables, loans, and other financial instruments, an entity is required to use a forward-looking expected loss model to recognize credit losses that are probable. The Company adopted ASU 2016-13 on a modified retrospective basis as of April 1, 2020, through a cumulative-effect adjustment to the Company's beginning accumulated deficit balance; the impact of the adoption was not material to the Company's consolidated financial statements. Credit losses are not expected to be significant based on historical collection trends, the financial condition of the Company’s customers, and external market factors, including those related to the COVID-19 pandemic. The Company will continue to actively monitor the impact of the recent COVID-19 pandemic on expected credit losses.
In August 2018, the FASB issued ASU 2018-13, Fair Value Measurement (Topic 820), which makes modifications to disclosure requirements on fair value measurements. The Company adopted ASU 2018-13 on April 1, 2020. The impact of the adoption was immaterial to the Company's consolidated financial statements.
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
3. REVENUE RECOGNITION
Disaggregation of Revenue
The Company presents disaggregated revenue by geographic regions in Note 13. Geographical Information.
Contract Balances
The following table provides information about receivables, contract assets, and deferred revenues from contracts with customers (in thousands):

	December 31, 2020	March 31, 2020
Accounts receivable, net	$50,404	$37,811
Contract assets, current, net (included in Other current assets)	$12,002	$10,425
Contract assets, non-current, net (included in Other assets)	$15,688	$13,698
Deferred revenue, current	$18,015	$7,105
Deferred revenue, non-current (included in Other liabilities, non-current)	$2,768	$1,119

Changes in the contract assets and deferred revenue balances during the nine months ended December 31, 2020 are as follows (in thousands):

	December 31, 2020	March 31, 2020	Change
Contract assets	$27,690	$24,123	$3,567
Deferred revenue	$20,783	$8,224	$12,559
The increase in contract assets was primarily driven by the recognition of revenue that had not yet been billed, net of amounts billed during the period, and the reserve for credit losses. The increase in deferred revenue was due to billings in advance of performance obligations being satisfied, net of revenue recognized for services rendered during the period. Revenue of $0.7 million and $5.7 million was recognized during the three and nine months ended December 31, 2020, respectively, which was included in the deferred revenue balance at the beginning of the period.
Remaining Performance Obligations
The Company's subscription terms typically range from one to five years. Contract revenue from remaining performance obligations that had not yet been recognized as of December 31, 2020, was approximately $365 million. This excludes contracts with an original expected length of one year or less. The Company expects to recognize revenue on most of the remaining performance obligations over the next 36 months.
Deferred Sales Commission Costs
Amortization of deferred sales commission costs was $7.3 million and $5.1 million for the three months ended December 31, 2020 and 2019, respectively, and $20.1 million and $13.8 million, for the nine months ended December 31, 2020 and 2019, respectively. There were no material write-offs of deferred sales commission costs during these periods.
4. FAIR VALUE MEASUREMENTS
Cash, cash equivalents, restricted cash, and available-for-sale investments are as follows (in thousands):

As of December 31, 2020	Amortized Costs	Gross Unrealized Gain	Gross Unrealized Loss	Estimated Fair Value	Cash and Cash Equivalents	Restricted Cash (Current & Non-Current)	Short-Term Investments	Long-Term Investments
Cash	$40,656	$—	$—	$40,656	$33,739	$6,917	$—	$—
Level 1:
Money market funds	71,232	—	—	71,232	71,232	—	—	—
Treasury securities	6,181	42	—	6,223	—	—	6,223	—
Subtotal	118,069	42	—	118,111	104,971	6,917	6,223	—
Level 2:
Certificate of deposit	8,641	—	—	8,641	—	8,641	—	—
Commercial paper	16,194	—	(1)	16,193	1,300	—	14,893	—
Corporate debt	25,028	79	(1)	25,106	606	—	20,622	3,878
Subtotal	49,863	79	(2)	49,940	1,906	8,641	35,515	3,878
Total assets	$167,932	$121	$(2)	$168,051	$106,877	$15,558	$41,738	$3,878

As of March 31, 2020	Amortized Costs	Gross Unrealized Gain	Gross Unrealized Loss	Estimated Fair Value	Cash and Cash Equivalents	Restricted Cash (Current & Non-Current)	Short-Term Investments	Long-Term Investments
Cash	$31,378	$—	$—	$31,378	$21,002	$10,376	$—	$—
Level 1:
Money market funds	110,796	—	—	110,796	110,796	—	—	—
Treasury securities	6,192	116	—	6,308	—	—	—	6,308
Subtotal	148,366	116	—	148,482	131,798	10,376	—	6,308
Level 2:
Certificate of deposit	8,641	—	—	8,641	—	8,641	—	—
Commercial paper	14,979	6	—	14,985	5,596	—	9,389	—
Corporate debt	34,153	32	(341)	33,844	—	—	24,069	9,775
Subtotal	57,773	38	(341)	57,470	5,596	8,641	33,458	9,775
Total assets	$206,139	$154	$(341)	$205,952	$137,394	$19,017	$33,458	$16,083
Certificate of deposit represents the Company's letter of credits securing leases for office facilities, the balance of which is included in Restricted cash, current and Restricted cash, non-current on the Company's Condensed Consolidated Balance Sheet.
The Company considers its investments available to support its current operations and has classified all investments as available-for-sale securities. The Company does not intend to sell any of its investments that are in unrealized loss positions and, as of December 31, 2020, has determined that it is not more likely than not that it will be required to sell any of these investments before recovery of the entire amortized cost basis.
The Company regularly reviews the changes to the rating of its securities at the individual security level by rating agencies and reasonably monitors the surrounding economic conditions to assess the risk of expected credit losses. As of December 31, 2020, the Company did not have any risk of expected credit losses.
As of December 31, 2020, the estimated fair value of the Company's outstanding convertible senior notes (the "Notes") was $527.8 million, which was determined based on the closing price for the Notes on the last trading day of the reporting period. The estimated fair value is categorized within Level 2 of the fair value hierarchy due to limited trading activity of the Notes.
5. BUSINESS COMBINATIONS
In July 2019, the Company purchased all of the outstanding shares and equity interests of Wavecell, Pte. Ltd. As of September 30, 2020 the fair value of all assets acquired and liabilities assumed in the transaction were finalized. Of the $10.4 million cash and 394,515 shares (equivalent to $8.5 million at acquisition) that were held back, the Company released $3.5 million of cash and 116,505 shares on the one-year anniversary of the acquisition. The remaining balance was released in January 2021.
6. INTANGIBLE ASSETS AND GOODWILL
Intangible Assets
The carrying value of intangible assets consisted of the following (in thousands):

	December 31, 2020			March 31, 2020
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Developed technology	$33,969	$(20,391)	$13,578	$33,932	$(16,312)	$17,620
Customer relationships	11,927	(7,079)	4,848	11,409	(5,412)	5,997
Trade and domain names	989	(989)	—	983	(599)	384
Total acquired identifiable intangible assets	$46,885	$(28,459)	$18,426	$46,324	$(22,323)	$24,001
As of December 31, 2020, the weighted average remaining useful life of developed technology and customer relationships was 4.7 years and 5.5 years, respectively.

As of December 31, 2020, the expected future amortization expense of the intangible assets was as follows (in thousands):

Remainder of 2021	$1,296
2022	4,708
2023	3,156
2024	2,851
2025	2,851
Thereafter	3,564
Total	$18,426
Goodwill
The following table provides a summary of the change in the carrying amount of goodwill (in thousands):

Balance at March 31, 2020	$128,300
Foreign currency translation adjustments	3,767
Balance at December 31, 2020	$132,067
7. LEASES
Operating Leases
The Company primarily leases facilities for office and data center space for its U.S. and international locations under non-cancellable operating leases. The leases expire at various dates through 2030.
The following table provides balance sheet information related to leases as of December 31, 2020 (in thousands):

	December 31, 2020	March 31, 2020
Assets
Operating lease, right-of-use assets	$70,443	$78,963

Liabilities
Operating lease liabilities, current	$12,691	$5,875
Operating lease liabilities, non-current	85,379	92,452
Total operating lease liabilities	$98,070	$98,327
The components of lease expense were as follows (in thousands):

	Three Months Ended December 31,		Nine Months Ended December 31,
	2020	2019	2020	2019
Operating lease expense	$3,886	$4,436	$11,469	$10,677
Variable lease expense	$729	$434	$2,368	$872
Short-term lease expense was immaterial for the three and nine months ended December 31, 2020 and 2019.
Cash outflows from operating leases were $6.3 million and $7.2 million, respectively, for the nine months ended December 31, 2020 and 2019.
The following table presents supplemental information for the nine months ended December 31, 2020 (in thousands, except for weighted average):

Weighted average remaining lease term	8.5 years
Weighted average discount rate	4.0%

The following table presents future payments of lease liabilities under the Company's non-cancellable operating leases as of December 31, 2020 (in thousands):

Remainder of 2021	$3,586
2022	16,382
2023	15,182
2024	11,835
2025	11,497
Thereafter	58,190
Total lease payments	116,672
Less: imputed interest	(18,602)
Present value of lease liabilities	$98,070
Lease Assignment
In the fourth quarter of fiscal 2018, the Company entered into a 132-month lease agreement (the "Agreement") with CAP Phase I, a Delaware limited liability company (the "Landlord"), to rent approximately 162,000 square feet of office space in a new building in San Jose, California. The lease term began on January 1, 2019. On April 30, 2019, the Company entered into an assignment and assumption (the "Assignment") of the Agreement with the Landlord, and Roku Inc., a Delaware corporation ("Roku"), whereby the Company assigned to Roku the Agreement. Pursuant to the Assignment, the Company expects to be released from all of its obligations under the lease and related standby letter of credit by the end of the Company’s fiscal year ending March 31, 2022, or shortly thereafter. The Company also expects to receive the reimbursement of base rent and direct expenses from Roku by the end of the Company’s fiscal year ending March 31, 2021, in accordance with the Assignment.
Amounts related to the Agreement are not included in the right-of-use asset or lease liabilities as of December 31, 2020 or March 31, 2020. The remaining obligations related to the Assignment of $2.8 million and the termination fee of $0.8 million are recorded in Other accrued liabilities and Other liabilities, non-current, respectively, and the expected receivable of $6.4 million due in February 2021 is recorded in Other current assets, on the Company's Condensed Consolidated Balance Sheets as of both December 31, 2020 and March 31, 2020.
8. COMMITMENTS AND CONTINGENCIES
Other Commitments, Indemnifications, and Contingencies
From time to time, the Company receives inquiries from federal and various state and municipal taxing agencies with respect to the remittance of sales, use, telecommunications, excise, payroll, and income taxes. Several jurisdictions are currently conducting tax audits of the Company's records. The Company collects taxes from its customers or has accrued for taxes that it believes are required to be remitted. Amounts that have been remitted have historically been within the accruals established by the Company. The Company adjusts its accrued taxes when facts relating to specific exposures warrant such adjustment. The Company continues to conduct periodic review of the taxability of certain of its services that may be subject to sales, use, telecommunications, or other similar indirect taxes in certain jurisdictions. As of December 31, 2020 and March 31, 2020, the Company had accrued contingent indirect tax liabilities of $4.6 million and $4.5 million, respectively.
Legal Proceedings
The Company, from time to time, may be involved in a variety of claims, lawsuits, investigations, and other proceedings, including patent infringement claims, employment litigation, regulatory compliance matters, and contractual disputes, that can arise in the normal course of the Company's operations. The Company recognizes a provision when management believes information available prior to the issuance of the financial statements indicates it is probable a loss has been incurred as of the date of the financial statements and the amount of loss can be reasonably estimated. The Company adjusts the amount of the provision to reflect the impact of negotiations, settlements, rulings, advice of legal counsel, and other information and events pertaining to a particular case. Legal costs are expensed as incurred.
As of December 31, 2020, the Company does not have any material provisions for any such lawsuits, claims and proceedings and believes it is not probable that a loss had been incurred. Litigation is inherently unpredictable and subject to significant uncertainties. While there can be no assurances that favorable final outcomes will be obtained, the Company believes it has valid defenses with respect to legal matters pending against it. Future litigation could be costly to defend, could impose significant burdens on employees and cause the diversion of management's attention, and could, upon resolution, have a material adverse effect on the Company's business, results of operations, financial condition, and cash flows.

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
In November 2019, the Company issued an additional $75.0 million aggregate principal amount of 0.50% convertible senior notes (the "Additional Notes," and together with the Initial Notes, the "Notes") due 2024 in a registered offering under the same indenture as the Initial Notes. The total net proceeds from the Additional Notes, after deducting underwriting discounts, debt issuance costs, and costs of the capped call transactions described below, were approximately $64.6 million. The Additional Notes constitute a further issuance of, and form a single series with, the Initial Notes. Immediately after giving effect to the issuance of the Additional Notes, the Company had $362.5 million aggregate principal amount of convertible senior notes.
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
Prior to the close of business on the business day immediately preceding October 1, 2023, the Notes will be convertible at the option of the holders only under the following circumstances:
1.At any time during any calendar quarter commencing after the fiscal quarter ending on June 30, 2019 (and only during such calendar quarter), if the last reported sale price of the Common Stock for at least 20 trading days (whether or not consecutive) during the period of 30 consecutive trading days ending on the last trading day of the immediately preceding calendar quarter is greater than or equal to 130% of the conversion price on each applicable trading day;
2.During the five business day period immediately after any ten consecutive trading day period (the measurement period), if the trading price per $1,000 principal amount of the Notes for each trading day of the measurement period was less than 98% of the product of the last reported sale price of the common stock on each such trading day and the conversion rate on each such trading day;
3.If the Company calls any or all of the Notes for redemption, at any time prior to the close of business on the scheduled trading day immediately preceding the redemption date; or
4.Upon the occurrence of specified corporate events (as set forth in the indenture governing the Notes).
On or after October 1, 2023, until the close of business on the second scheduled trading day immediately preceding the maturity date, holders may convert all or any portion of their Notes, regardless of the foregoing circumstances. Upon conversion, the Company will satisfy its conversion obligation by paying or delivering, as the case may be, cash, shares of common stock, or a combination of cash and shares of common stock, at the Company's discretion. The Company’s current intent is to settle the principal amount of the Notes in cash upon conversion. During the nine months ended December 31, 2020, the conditions permitting conversion of the Notes were not met.
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
The net carrying amount of the liability component of the Notes was as follows (in thousands):

	December 31, 2020	March 31, 2020
Principal	$362,500	$362,500
Unamortized debt discount	(57,587)	(69,987)
Unamortized issuance costs	(802)	(976)
Net carrying amount	$304,111	$291,537
Interest expense related to the Notes was as follows (in thousands):

	Three Months Ended December 31,		Nine Months Ended December 31,
	2020	2019	2020	2019
Contractual interest expense	$453	$400	$1,359	$1,119
Amortization of debt discount	4,198	3,551	12,399	9,926
Amortization of issuance costs	59	40	174	92
Total interest expense	$4,710	$3,991	$13,932	$11,137
Capped Call
In connection with the pricing of the Initial Notes and Additional Notes, the Company entered into privately negotiated capped call transactions ("Capped Calls") with certain counterparties. The Capped Calls each have an initial strike price of approximately $25.68 per share, subject to certain adjustments, which corresponds to the initial conversion price of the Notes. The Capped Calls have initial cap prices of $39.50 per share, subject to certain adjustments. The Capped Calls are expected to partially offset the potential dilution to the Company’s Common Stock upon any conversion of the Notes, with such offset subject to a cap based on the cap price. The Capped Calls cover, subject to anti-dilution adjustments, approximately 14.1 million shares of the Company’s Common Stock. The Capped Calls are subject to adjustment upon the occurrence of specified extraordinary events affecting the Company, including merger events, tender offers and announcement events. In addition, the Capped Calls are subject to certain specified additional disruption events that may give rise to a termination of the Capped Calls, including nationalization, insolvency or delisting, changes in law, failures to deliver, insolvency filings, and hedging disruptions. For accounting purposes, the Capped Calls are separate transactions and not part of the terms of the Notes. The Capped Calls meet certain accounting criteria to be recorded in stockholders' equity and are not accounted for as derivatives. The costs of the Capped Calls, $33.7 million in connection with the Initial Notes and $9.3 million in connection with the Additional Notes, were recorded as a reduction to additional paid-in capital and will not be remeasured.
10. STOCK-BASED COMPENSATION
The following tables summarize information pertaining to the stock-based compensation expense (in thousands):

	Three Months Ended December 31,		Nine Months Ended December 31,
	2020	2019	2020	2019
Cost of service revenue	$2,472	$1,387	$6,696	$3,566
Cost of other revenue	1,142	839	3,042	2,330
Research and development	8,297	5,535	23,097	13,616
Sales and marketing	9,363	5,197	22,156	14,458
General and administrative	5,565	6,359	19,949	16,335
Total	$26,839	$19,317	$74,940	$50,305

Restricted Stock Units (RSU) and Performance Stock Units (PSU)
The following table presents activities related to RSU and PSU, collectively Stock Awards (in thousands, except weighted-average grant-date fair value and recognition period):

	Nine Months Ended December 31,
	2020	2019
Stock Awards outstanding at the beginning of the period:	9,191	7,820
Stock Awards granted	6,742	5,886
Stock Awards vested	(3,530)	(2,860)
Stock Awards canceled and forfeited	(969)	(1,056)
Stock Awards outstanding at the end of the period:	11,434	9,790

Weighted-average fair value of grants during the period	$18.97	$22.35
Weighted-average remaining recognition period (in years)	1.88	2.13
Total unrecognized compensation expense at period-end	$157,416	$128,463
During the nine months ended December 31, 2020, the Company granted 5.7 million shares of RSU and 1.0 million shares of PSU, of which, 28,467 shares of PSU vested based on market based conditions during the period.
The PSU awards granted during the nine months ended December 31, 2020 are based on Total Shareholder Return ("TSR") as measured relative to the S&P Software Services Select Industry Index over performance periods ranging from one to three years. All PSU awards vest 100% at the end of the respective performance periods. A number of shares equal to 100% of the target opportunity will be earned in the event that the Company’s performance matches that of the specified index during the relevant period. A 2x multiplier will be applied for each percentage point of positive or negative relative TSR, such that the number of shares of common stock earned will increase or decrease by 2% of the target number of shares, subject to a maximum of 200% of the target number of shares. In the event that the Company’s relative TSR performance is less than negative 30%, relative to the specified index, no shares will be earned for the applicable performance period. The PSU were valued for compensation expense purposes at $29.07 per weighted average share as determined by Monte Carlo simulations using volatility factors ranging from 55.66% to 60.68% and risk-free rates ranging from 0.15% to 0.18%.
The RSU awarded during the nine months ended December 31, 2020 were valued at $17.12 per weighted average share based on the closing sales price of the Company's stock on the grant date.
Stock Options
The following table presents activities related to Stock Options (in thousands, except weighted-average grant-date fair value and recognition period):

	Nine Months Ended December 31,
	2020	2019
Stock options outstanding at the beginning of the period:	2,274	3,114
Options exercised	(175)	(391)
Options canceled and forfeited	(28)	(55)
Options outstanding at the end of the period:	2,071	2,668

Total intrinsic value of options exercised during the period	$1,761	$4,844
Weighted-average remaining recognition period (in years)	1.33	2.16
Total unrecognized compensation expense at period-end	$558	$1,102
Employee Stock Purchase Plan (ESPP)
In July 2020, 329,430 shares were purchased and issued under the ESPP. As of December 31, 2020, there was a total of $1.5 million of unrecognized compensation, net of estimated forfeitures, which will be amortized on a straight line basis over the remaining weighted-average vesting period of 0.32 years. As of December 31, 2020, a total of 3,252,882 shares were available for issuance under the ESPP.
Stock Repurchases

In May 2017, the Company's board of directors authorized the 2017 Repurchase Plan under which the Company could purchase up to $25.0 million of its common stock. The remaining amount available at December 31, 2020 was approximately $7.1 million. There were no stock repurchases during the three and nine months ended December 31, 2020 and 2019.
11. INCOME TAXES
The Company's effective tax rate was (0.8)% and (0.6)% for the three months ended December 31, 2020 and 2019, respectively, and (0.6)% for the nine months ended December 31, 2020 and 2019. The difference in the effective tax rate and the U.S. federal statutory rate was primarily due to the full valuation allowance the Company continues to maintain against its deferred tax assets. The effective tax rate is calculated by dividing the income tax provision by net loss before income tax expense.
12. NET LOSS PER SHARE
The following table summarizes the computation of basic and diluted net loss per share (in thousands, except per share data):

	Three Months Ended December 31,		Nine Months Ended December 31,
	2020	2019	2020	2019
Net loss	$(40,225)	$(47,071)	$(120,551)	$(122,268)
Weighted average common shares outstanding - basic and diluted	106,641	99,922	104,961	99,082

Net loss per share:
Basic and diluted	$(0.38)	$(0.47)	$(1.15)	$(1.23)
The following shares attributable to outstanding stock options and stock awards were excluded from the calculation of diluted earnings per share because their inclusion would have been anti-dilutive (in thousands):

	Three Months Ended December 31,		Nine Months Ended December 31,
	2020	2019	2020	2019
Stock options	2,071	2,668	2,071	2,668
Stock awards	11,434	9,790	11,434	9,790
Potential shares to be issued from ESPP	529	387	529	387
Total anti-dilutive shares	14,034	12,845	14,034	12,845
13. GEOGRAPHICAL INFORMATION
The following tables present information by geographic area (in thousands):

	Three Months Ended December 31,		Nine Months Ended December 31,
Revenue by geographic area:	2020	2019	2020	2019
United States	$98,919	$90,171	$288,268	$258,847
International	37,766	28,396	99,357	65,912
Total revenue	$136,685	$118,567	$387,625	$324,759

Property and equipment by geographic area:	December 31, 2020	March 31, 2020
United States	$89,063	$87,673
International	5,417	6,709
Total property and equipment, net	$94,480	$94,382

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our condensed consolidated financial statements and related notes appearing elsewhere in this Quarterly Report on Form 10-Q. As discussed in the section titled “Forward-Looking Statements,” the following discussion and analysis contains forward-looking statements that involve risks and uncertainties, as well as assumptions that, if they never materialize or prove incorrect, could cause our results to differ materially from those expressed or implied by such forward-looking statements. Factors that could cause or contribute to these differences include, but are not limited to, those discussed below and elsewhere in this report, particularly those set forth under the section entitled "Risk Factors" in our Annual Report on Form 10-K ("Form 10-K") for the fiscal year ended March 31, 2020, as modified by those in Part II, Item 1A of our Quarterly Report for the three months ended June 30, 2020 on Form 10-Q under the heading "Risk Factors."
BUSINESS OVERVIEW
We are a leading software-as-a-service ("SaaS") provider of voice, video, chat, contact center, and enterprise-class application programming interface ("API") solutions powered by one global cloud communications platform. From our proprietary cloud technology platform, organizations across all their locations and employees globally have access to unified communications, team collaboration, video conferencing, contact center, data and analytics, communication APIs, and other services, enabling them to be more productive and responsive to their customers.
Our customers represent companies ranging from small businesses to large multinational enterprises, and their users are spread across more than 150 countries. In recent years, we have increased our focus on the mid-market and enterprise customer categories.
We have a portfolio of cloud-based offerings made available at different rates varying by the specific functionalities, services, and number of users. We generate service revenue from communication services subscriptions and platform usage. We generate other revenues from the sales and rentals of office phones and other hardware equipment, and professional services. We define a “customer” as one or more legal entities to which we provide services pursuant to a single contractual arrangement. In some cases, we may have multiple billing relationships with a single customer (for example, where we establish separate billing accounts for a parent company and each of its subsidiaries).
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
As of December 31, 2020, over 90% of our customers have been migrated to the 8x8 X Series platform and we intend to migrate substantially all of our remaining customers through the end of the fiscal year. These migrations may require us to incur professional services and related engineering costs. While we may not be able to recover these costs from our customers, we believe that we will realize other benefits including reducing the number of platforms that we are required to support and improved customer retention.
SUMMARY AND OUTLOOK
In the third quarter of fiscal 2021, our total service revenue grew 15.2% year-over-year to $127.1 million. We continued to show an increase in our average annualized service revenue per customer, which grew to $8,705 in the third quarter of fiscal 2021, compared with $8,248 in the same period of fiscal 2020, as we are selling more to mid-market and enterprise customers. Service revenue from mid-market and enterprise customers represented 48% of total service revenue and grew 25% compared to the same three-month period in the prior year. We increased the number of bundled deals where customers purchase our integrated communications and contact center solutions.
Our continued business focus is on achieving improved operating efficiencies while delivering revenue growth. We continue to make important investments in our products and technology platform, and focus on key areas of spend in our go-to-market strategy. Additionally, we aim to drive efficiencies in our small business customer acquisition and operations, and are focused on expanding our business upmarket with mid-market and enterprise customers. We believe that effective execution will enable the Company to grow and capture market share, during this phase of industry disruption, in a cost-effective way and support the Company in pursuit of its path to profitability and operating cash flow improvement.

In the remainder of fiscal 2021, we plan to continue making investments in activities to acquire more customers, including global expansion and investing in our direct marketing efforts, sales force, e-commerce, and outbound marketing efforts. We also intend to continue investing in our indirect channel programs to acquire more third-party selling agents to help sell our solutions, including investments in our value added resellers ("VARs") and master agent programs. Should these investments not result in additional revenue from new or existing customers, including as result of adverse impacts from the COVID-19 pandemic, and/or these cost reduction and efficiency efforts do not result in meaningful savings, our operating results may be adversely impacted.
NEW CEO APPOINTMENT
On December 10, 2020, we appointed David Sipes as Chief Executive Officer and a member of the board of directors.
IMPACTS OF COVID-19
The full extent of the impact of the COVID-19 pandemic on our business, operations and financial results will depend on numerous evolving factors that we may not be able to accurately predict, including those set forth under the section entitled "Risk Factors" in our Form 10-K for the fiscal year ended March 31, 2020, as modified by the "Risk Factors" section of our Quarterly Report on Form 10-Q for the three months ended June 30, 2020. In an effort to contain COVID-19 or slow its spread, governments around the world have enacted various measures, some of which have been subsequently rescinded, modified or reinstated, including orders to close non-essential businesses, isolate residents to their homes, and practice social distancing. To protect the health and safety of our employees, our workforce continues to spend a significant amount of time working from home with many of our offices around the world remaining closed and travel being curtailed for our employees, as well as our customers, as the number of COVID-19 cases continues to surge and retreat in various locations globally. These restrictions have altered the ways we conduct sales activities and market to current and prospective customers and how we conduct our ongoing business operations, resulting in reductions in travel related expenses and, by some measures, has resulted in improved employee productivity in certain areas. Small business and mid-size customers have been more impacted by the COVID-19 pandemic than enterprise customers, which has necessitated greater flexibility and responsiveness to our customers' evolving needs. While we anticipate that the global health crisis caused by COVID-19, including any resurgences, and the measures enacted to slow its spread will negatively impact certain business activity across the globe combined with the limited availability of vaccines, to date, it has not resulted in as significant a negative impact on our business, as initially anticipated. We continue to proactively and closely monitor the health of our customers and suppliers and other impacts of the pandemic to determine whether risks of loss or other negative impacts upon our business exist. The effects of COVID-19 have also been considered in management's judgments around credit loss impairments.
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
Cost of Service Revenue
Cost of service revenue consists primarily of costs associated with network operations and related personnel, technology licenses, amortization of internally developed software, other communication origination and termination services provided by third-party carriers and outsourced customer service call center operations, and other costs such as customer service, and technical support costs. We allocate overhead costs such as IT and facilities to cost of service revenue, as well as to each of the operating expense categories, generally based on relative headcount. Our IT costs include costs for IT infrastructure and personnel. Facilities costs primarily consist of office leases and related expenses.
Cost of Other Revenue
Cost of other revenue consists primarily of direct and indirect costs associated with the purchasing of IP telephones as well as the scheduling, shipping and handling, personnel costs and related expenditures incurred in connection with the professional services associated with the deployment and implementation of our products, and allocated IT and facilities costs.

Research and Development
Research and development expenses consist primarily of personnel and related costs, third-party development and related work, software and equipment costs necessary for us to conduct our product and platform development and engineering efforts, and allocated IT and facilities costs.
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
Other Expense, net
Other expense, net consists primarily of interest expense related to the convertible notes, offset by income earned on our cash, cash equivalents, and investments, and foreign exchange gains/losses.
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
RESULTS OF OPERATIONS
The following discussion should be read in conjunction with our condensed consolidated financial statements and the notes thereto. All dollar amounts herein are in thousands unless otherwise noted.
Revenue

Service revenue	2020	2019	Change
Three months ended December 31,	$127,107	$110,363	$16,744	15.2%
Percentage of total revenue	93.0%	93.1%

Nine months ended December 31,	$362,232	$301,547	$60,685	20.1%
Percentage of total revenue	93.4%	92.9%
Service revenue increased for the three and nine months ended December 31, 2020, compared with the same period of the previous fiscal year primarily due to a net increase in our customer base, expanded offerings to existing customers, and growth in related usage; service revenue from new customers was primarily driven by sales of standalone and bundled UCaaS and CCaaS deals, globally, to our mid-market and enterprise customers. The increase in service revenue was also attributable to growth in usage revenue generated by our CPaaS products primarily in the APAC region.
We expect total service revenue to grow over time with our expanding platform offering as our business continues to expand globally and across broader customer categories.

Other revenue	2020	2019	Change
Three months ended December 31,	$9,578	$8,204	$1,374	16.7%
Percentage of total revenue	7.0%	6.9%

Nine months ended December 31,	$25,393	$23,212	$2,181	9.4%
Percentage of total revenue	6.6%	7.1%

Other revenue increased during the three months and nine months ended December 31, 2020, compared with the same period in the prior fiscal year. The increase was driven by professional services revenue resulting from the overall growth in our business and customer base, partially offset by a decrease in product revenue as a result of shift towards hardware rental program.
We expect other revenue to grow over time, while we focus on delivering higher margin platform offerings to existing and new customers.
No customer represented greater than 10% of the Company's total revenue for the three and nine months ended December 31, 2020 or 2019.
Cost of Revenue

Cost of service revenue	2020	2019	Change
Three months ended December 31,	$47,044	$40,786	$6,258	15.3%
Percentage of service revenue	37.0%	37.0%

Nine months ended December 31,	$132,843	$101,899	$30,944	30.4%
Percentage of service revenue	36.7%	33.8%
Cost of service revenue for the three months ended December 31, 2020, increased compared to the same period in the prior fiscal year period, primarily due to a $5.1 million increase in communication infrastructure costs incurred to deliver our services resulting from growth in usage across our platform including those in connection with CPaaS, a $1.7 million increase in amortization of capitalized software, and a $1.1 million increase in stock-based compensation expense. These increases were partially offset by a $0.8 million decrease in depreciation and amortization of intangible assets and a $0.6 million decrease in employee and consulting related expenditures.
Cost of service revenue for the nine months ended December 31, 2020, increased over the same prior fiscal year period, primarily due to $25.4 million increase in communication infrastructure costs incurred to deliver our services, primarily due to growth in usage across our platform including those in connection with CPaaS, a $5.6 million increase in amortization of capitalized software, and a $3.1 million increase in stock-based compensation expense. These increases were partially offset by a decrease of $1.7 million in employee and consulting related expenditures and a decrease of $1.5 million in depreciation and amortization of intangible assets.
We expect that cost of service revenue will increase in absolute dollars over time as revenue continues to grow.

Cost of other revenue	2020	2019	Change
Three months ended December 31,	$13,364	$15,433	$(2,069)	(13.4)%
Percentage of other revenue	139.5%	188.1%

Nine months ended December 31,	$36,194	$41,708	$(5,514)	(13.2)%
Percentage of product revenue	142.5%	179.7%
Cost of other revenue for the three and nine months ended December 31, 2020, decreased compared to the same periods in the prior fiscal year, primarily due to a decrease in cost of products as a result of decrease in hardware shipment volume, improved pricing, and increase in our hardware rental program, which has better margins than hardware sales.

Operating Expenses

Research and development	2020	2019	Change
Three months ended December 31,	$23,702	$19,870	$3,832	19.3%
Percentage of total revenue	17.3%	16.8%

Nine months ended December 31,	$66,763	$57,635	$9,128	15.8%
Percentage of total revenue	17.2%	17.7%
Research and development expenses for the three months ended December 31, 2020, increased compared to the same prior fiscal year period, primarily due to a $2.7 million increase in stock-based compensation expense, a $1.7 million lower allocation to capitalized software costs, and a $0.4 million increase in amortization of capitalized software. These increases were partially offset by a $0.4 million decrease in employee and consulting related expenditures, a $0.4 million decrease in travel related costs, and a $0.2 million decrease in facility related costs.
Research and development expenses for the nine months ended December 31, 2020, increased compared to the same prior fiscal year period, primarily due to a $9.5 million increase in stock-based compensation expense, a $1.1 million increase in public cloud expenses, and a $0.9 million increase in amortization of capitalized software. These increases were partially offset by a $1.4 million decrease in travel related costs, a $0.6 million decrease in the cost for computer supplies, and an increase in the capitalization of internally developed software costs of $0.3 million.
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

Sales and marketing	2020	2019	Change
Three months ended December 31,	$63,986	$63,099	$887	1.4%
Percentage of total revenue	46.8%	53.2%

Nine months ended December 31,	$185,535	$174,593	$10,942	6.3%
Percentage of total revenue	47.9%	53.8%
Sales and marketing expenses for the three months ended December 31, 2020, increased slightly over the same prior fiscal year period, primarily due to a $4.2 million increase in stock-based compensation expense, a $3.4 million increase in channel commissions, and a $2.2 million increase in amortization of deferred sales commission costs. These increases were partially offset by a net decrease of $8.8 million in marketing program and public cloud expenses due to gained efficiencies in lead generation and brand awareness, travel related costs, and employee and consulting related expenditures.
Sales and marketing expenses for the nine months ended December 31, 2020, increased over the same prior fiscal year period, primarily due to a $9.5 million increase in channel commissions, a $7.7 million increase in stock-based compensation expense, a $6.2 million increase in amortization of deferred sales commission costs, and a $4.8 million increase in employee and consulting related expenditures, and a $2.3 million increase in marketing software and application costs. These increases were partially offset by a net decrease of $19.9 million in marketing program and public cloud expenses due to gained efficiencies in lead generation and brand awareness and travel related costs.
We plan to continue investing in sales and marketing to attract and retain customers on our platform and to increase our brand awareness. While we expect to continue to improve our cost structure and achieve operational efficiencies, we expect that sales and marketing expenses will increase in absolute dollars in future periods and vary from period-to-period as a percentage of revenue.

General and administrative	2020	2019	Change
Three months ended December 31,	$23,844	$22,547	$1,297	5.8%
Percentage of total revenue	17.4%	19.0%

Nine months ended December 31,	$72,403	$62,589	$9,814	15.7%
Percentage of total revenue	18.7%	19.3%

General and administrative expenses for the three months ended December 31, 2020, increased as compared to the same prior fiscal year period, primarily due to a $1.8 million increase in employee and consulting related expenditures, including CEO succession costs, and $0.6 million higher allowance for credit losses, partially in response to external market factors and uncertainties in connection with the COVID-19 pandemic. These increases were partially offset by a $0.8 million decrease in stock-based compensation expense and a $0.5 million decrease in acquisition and integration costs.
General and administrative expenses for the nine months ended December 31, 2020, increased over the same prior fiscal year period, primarily due to a $3.6 million increase in stock-based compensation expense, a $3.4 million increase in employee and consulting related expenditures, including CEO succession costs, $2.6 million higher allowance for credit losses, partially in response to external market factors and uncertainties in connection with the COVID-19 pandemic, a $2.3 million increase in tax related expense, and a $1.5 million increase in depreciation expense. These increases were partially offset by a $2.0 million decrease in acquisition and integration costs and a $1.5 million decrease in contract termination costs.
We expect to continue improving our cost structure and achieve operational efficiencies, and therefore also expect that general and administrative expenses as a percentage of total revenue will decline over time.

Other expense, net	2020	2019	Change
Three months ended December 31,	$4,669	$3,623	$1,046	28.9%
Percentage of total revenue	3.4%	3.1%

Nine months ended December 31,	$13,772	$7,919	$5,853	73.9%
Percentage of total revenue	3.6%	2.4%
Other expense, net of other income increased for the three months ended December 31, 2020, over the same prior fiscal year period, primarily due to $0.7 million of lower interest income and a $0.7 million increase in expense related to contractual interest, amortization of debt discount, and amortization of issuance costs associated with additional convertible notes issued in November 2019. These increases were partially offset by a $0.2 million increase in other income and impacts from fluctuations in foreign exchange rates.
Other expense, net of other income for the nine months ended December 31, 2020, increased over the same prior fiscal year period, primarily due to $3.4 million of lower interest income and a $2.8 million increase in expense related to contractual interest, amortization of debt discount, and amortization of issuance costs associated with additional convertible notes issued in November 2019. These increases were partially offset by $0.5 million of higher other income.
With the recognition of interest expense and amortization of debt discount and issuance costs in connection with our convertible senior notes, we expect to continue to be in a net expense position for the foreseeable future.

Provision for income taxes	2020	2019	Change
Three months ended December 31,	$301	$280	$21	7.5%
Percentage of loss before provision for income taxes	(0.8)%	(0.6)%

Nine months ended December 31,	$666	$684	$(18)	(2.6)%
Percentage of loss before provision for income taxes	(0.6)%	(0.6)%
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
Liquidity and Capital Resources
As of December 31, 2020, we had $152.5 million of cash, cash equivalents, and investments. In addition, as of December 31, 2020, we had restricted cash including $8.6 million in support of letter of credits securing leases for office facilities and $6.9 million held in escrow for our acquisition of Wavecell in July 2019, pursuant to the terms of the acquisition agreement.

During the three months ended December 31, 2020, $3.5 million of restricted cash was released, and the remaining amount of $6.9 million held in escrow for our acquisition of Wavecell was released in January 2021. By comparison, at March 31, 2020, we had $186.9 million of cash, cash equivalents, and investments and $19.0 million of restricted cash.
On March 27, 2020, the Coronavirus Aid, Relief, and Economic Security Act (the "CARES Act") was passed into law, which amended portions of relevant tax laws and provided relief to certain qualifying entities. In connection with the CARES Act, the Company elected to defer certain employer payroll taxes, which reduced cash usage by $5.0 million through December 31, 2020. The amounts deferred will be remitted to tax authorities during the third quarter of fiscal 2022 and fiscal 2023, respectively, when they become due. Other jurisdictions around the world have also provided similar tax relief, which the Company has elected to receive, where applicable; these benefits have a lesser impact to our expected cash flows during fiscal 2021.
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
During the fourth quarter of fiscal 2021, we expect to receive $6.4 million of operating cash inflows from our Lease Assignment. Refer to Note 7. Leases in our accompanying condensed consolidated financial statements in Item 1 of this Form 10-Q.
We believe that our existing cash, cash equivalents, and investment balances, and our anticipated cash flows from operations will be sufficient to meet our working capital and expenditure requirements for the next 12 months.
Period-over-Period Changes
Net cash used in operating activities for the nine months ended December 31, 2020, was $14.9 million, compared with $62.8 million in the nine months ended December 31, 2019. Cash used in operating activities was affected by:
•the amount of net income or loss;
•the amount of depreciation and amortization;
•the amortization associated with deferred sales commissions, debt discount and issuance costs;
•the expense associated with stock-based compensation; and
•changes in working capital accounts, particularly in the timing of collections from receivable and payments of obligations, such as commissions.
During the nine months ended December 31, 2020, net cash used in operating activities was primarily related to the net loss of $120.6 million, net cash outflow from sales commissions of $21.1 million, which were partially offset by non-cash charges such as stock-based compensation expense of $74.9 million, depreciation and amortization of $34.1 million, amortization of debt discount of $12.6 million, and operating lease expenses of $11.5 million.
Net cash used in investing activities was $27.1 million in the nine months ended December 31, 2020, compared with $84.8 million in the nine months ended December 31, 2019. The cash used in investing activities during the nine months ended December 31, 2020, was related to capitalized internal software development costs of $22.9 million, purchases of $5.0 million of property and equipment, and $3.5 million release of cash held in escrow associated with an acquisition during the second quarter of fiscal 2020, partially offset by $4.2 million of proceeds from maturities and sales of investments, net of purchase.
Net cash provided by financing activities was $5.9 million in the nine months ended December 31, 2020, compared with $65.8 million in the nine months ended December 31, 2019. Cash provided by financing activities for the nine months ended December 31, 2020 was primarily related to the proceeds from issuance of common stock under the ESPP.
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

With the exception of changes described within Part I, Item 1, Note 2, "Summary of Significant Accounting Policies", due to the adoption of ASU 2016-03, there have been no significant changes during the three months ended December 31, 2020, to our critical accounting policies and estimates previously disclosed in our Form 10-K for the fiscal year ended March 31, 2020.
NEW ACCOUNTING PRONOUNCEMENTS
For a discussion of recently adopted accounting pronouncements and recent accounting pronouncements not yet adopted, see Item 1 of Part I, "Notes to Unaudited Condensed Consolidated Financial Statements - Note 2 - Summary of Significant Accounting Policies."
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Interest Rate Fluctuation Risk
We had cash, cash equivalents, restricted cash, and investments totaling $168.0 million as of December 31, 2020. Cash equivalents and investments were invested primarily in money market funds, U.S. treasury, commercial paper, and corporate bonds. Our investment policy is focused on the preservation of capital and supporting our liquidity needs. Under the policy, we invest in highly rated securities, while limiting the amount of credit exposure to any one issuer other than the U.S. government. We do not invest in financial instruments for trading or speculative purposes, nor do we use leveraged financial instruments. We utilize external investment managers who adhere to the guidelines of our investment policy. A hypothetical 10% change in interest rates would not have a material impact on the value of our cash, cash equivalents, or available-for-sale investments.
As of December 31, 2020, the Company had $362.5 million or aggregate principal amount of convertible senior notes outstanding, which had an estimated fair value was $527.8 million. The fair value of the convertible senior notes is subject to interest rate risk, market risk, and other factors due to the conversion feature. The fair value of the convertible senior notes will generally increase as our common stock price increases and will generally decrease as our common stock price declines. The interest and market value changes affect the fair value of the convertible senior notes but do not impact our financial position, cash flows, or results of operations due to the fixed nature of the debt obligation. Additionally, we carry the convertible senior notes at face value less unamortized discount on our consolidated balance sheets, and we present the fair value for required disclosure purposes only.
Foreign Currency Exchange Risk
We have foreign currency risks related to our revenue and operating expenses denominated in currencies other than the U.S. dollar, primarily the British Pound, causing both our revenue and our operating results to be impacted by fluctuations in the exchange rates.
Gains or losses from the revaluation of certain cash balances, accounts receivable balances, and intercompany balances that are denominated in these currencies impact our net income (loss). A hypothetical decrease in all foreign currencies against the US dollar of 10% would not result in a material foreign currency loss on foreign-denominated balances for the three and nine months ended December 31, 2020. As our foreign operations expand, our results may be more impacted by fluctuations in the exchange rates of the currencies in which we do business.
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
As of the end of the period covered by this Quarterly Report on Form 10-Q, under the supervision of our Chief Executive Officer and our Chief Financial Officer, we evaluated the effectiveness of our Disclosure Controls. Based on this evaluation, our Chief Executive Officer and our Chief Financial Officer have concluded that our Disclosure Controls were effective as of December 31, 2020.
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
Changes in Internal Control over Financial Reporting
During the third quarter of fiscal year 2021, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
The information set forth in Note 8, “Legal Proceedings” of Notes to Unaudited Condensed Consolidated Financial Statements under ITEM 1. FINANCIAL STATEMENTS of PART I is incorporated by reference in response to this item.
ITEM 1A. RISK FACTORS
There have been no material changes from the risk factors previously disclosed in our Form 10-K for the fiscal year ended March 31, 2020, and on our quarterly report on Form 10-Q for the three months ended June 30, 2020.
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

10.1	Employment Agreement dated December 9, 2020, between 8x8, Inc. and David Sipes (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed December 10, 2020).*
10.2
Separation, Transition, and General Release Agreement dated December 9, 2020, between 8x8, Inc. and Vikram Verma (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed December 10, 2020).*

10.3	8x8, Inc. Amended and Restated 1996 Employee Stock Purchase Plan, effective August 10, 2020.*+
10.4	Employment Agreement, dated October 23, 2019, between 8x8, Inc. and Germaine Cota.*+
31.1	Certification of Chief Executive Officer pursuant to Rules 13a-14 and 15d-14 under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer pursuant to Rules 13a-14 and 15d-14 under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101	The following materials from the 8x8, Inc. Quarterly Report on Form 10-Q for the quarter ended June 30, 2020, formatted in iXBRL (Inline eXtensible Business Reporting Language):
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
Date: January 29, 2021

8X8, INC.

By: /s/ Samuel Wilson
Samuel Wilson
Chief Financial Officer (Principal Financial, Accounting and Duly Authorized Officer)