Form 10-K
period 2021-03-31
8X8 INC /DE/
filed 2021-05-17
CIK 1023731

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended March 31, 2021
OR
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ________to _________
Commission file number 000-38312
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.   ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report.  ☒
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes  ☐ No  ☒
The aggregate market value of voting stock held by non-affiliates of the Registrant on September 30, 2020, based on the closing price of $15.55 for shares of the Registrant’s common stock as reported by the New York Stock Exchange, was approximately $0.9 billion. Shares of common stock held by each executive officer, director, and their affiliated holders have been excluded in that such persons may be deemed to be affiliates. The determination of affiliate status for this purpose is not necessarily a conclusive determination for any other purpose.
The number of shares of the Registrant's common stock outstanding as of May 13, 2021 was 109,891,927.
DOCUMENTS INCORPORATED BY REFERENCE
Items 10, 11, 12, 13 and 14 of Part III incorporate information by reference from the Proxy Statement to be filed within 120 days of March 31, 2021 for the 2021 Annual Meeting of Stockholders.

8X8, INC.
INDEX TO ANNUAL REPORT ON FORM 10-K
FOR THE YEAR ENDED MARCH 31, 2021

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
•customer acceptance and demand for our new and existing cloud communication and collaboration services and features, including voice, contact center, video, messaging, and communication APIs;
•competitive market pressures, and any changes in the competitive dynamics of the markets in which we compete;
•the quality and reliability of our services;
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
•continued compliance with industry standards, regulatory, and privacy requirements, globally;
•introduction and adoption of our cloud software solutions in markets outside of the United States;
•risks relating to the acquisition and integration of businesses we have acquired or may acquire in the future;
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
All dollar amounts within this Annual Report are in thousands of U.S. Dollars ("Dollars") unless otherwise noted.

ITEM 1. BUSINESS
Overview
8x8 is transforming the future of business communications as a leading Software-as-a-Service ("SaaS") provider of voice, video, contact center, and communication APIs powered by a global cloud communications platform. 8x8 empowers workforces worldwide by connecting individuals and teams so they can collaborate faster and work smarter from anywhere. 8x8 provides real-time business analytics and intelligence giving its customers unique insights across all interactions and channels on our platform so they can support a distributed and hybrid working model while delighting their end-customers and accelerating their business. 8x8 has approximately 1.8 million paid business users.
Until recently, the unified communications market had been one of the last to move to the cloud. This past year's rapid acceleration of digital transformation has boards and executive leadership teams increasingly looking towards secure cloud communications as a core element of business resilience. Through seamless, personalized engagement, these organizations are able to drive differentiated customer experiences. We believe the ability for employees to communicate productively from either a single, easy-to-use application or directly within their existing business applications is quickly becoming a fundamental differentiator in digital transformation.
The 8x8 open communications platform is a highly available, fully redundant solution, supported by a single, standard and financially-backed Service Level Agreement across unified communications as a service ("UCaaS") and contact center as a service ("CCaaS"). It is one of the industry’s most complete cloud technology stack and operates in a SaaS business model. A consistent data layer across the platform powers 8x8 AI/ML (artificial intelligence/machine learning) algorithms to deliver data-driven business insights and intelligent, comprehensive, and integrated applications that drive employee productivity, resource optimization, and more effective end customer interactions. Our cloud communications, contact center, and collaboration solutions are designed for easy deployment, management, and use, operating across multiple devices and locations for any business workflow or global environment. Built from core cloud technologies that we own and manage internally, our platform solution enables 8x8 customers to rely on one provider for their global communications, video meetings, contact center and customer support requirements.
The 8x8 Platform Strategy
We offer a highly scalable and configurable cloud communications platform comprising voice, video meetings, chat and team collaboration, contact center, communication APIs, and analytics for businesses of all sizes across the globe. Customers can start out with an individual service or combination of services, for example, with video conferencing or phone service, and then scale their usage over time by enabling additional services, capabilities and analytics offerings when ready. The key attributes of the 8x8 solution include:
•Unified Communications, Collaboration, and Contact Center on a single, API-based Cloud Technology Platform. We believe that a common platform for communication and collaboration drives more efficient employee and customer engagement and greater business productivity. Unlike many of our principal competitors, we own the core technology and manage the platform behind all of our services: voice, video meetings, contact center, chat and team collaboration, and communications APIs. We believe having control over our entire platform enables us to deliver a more consistent and seamless experience for our customers across all aspects of the service from the user interface to the technical support experience.

•Big Data, Analytics, and Artificial Intelligence. We have developed a suite of web-based analytics tools to help customers make informed decisions based on underlying communications data associated with 8x8 services and supported devices. We continue to make strategic investments in Artificial Intelligence (AI) and Machine Learning (ML) to develop new capabilities and features for our customers such as context-rich customer engagements, intelligent call routing and faster first-call resolution.

•Global Reach®. 8x8's Global Reach® technology provides enterprise-grade quality of service, reliability, security and support for our multinational customers. Our platform utilizes intelligent geo-routing technology and leverages data centers across globally dispersed regions - North America, South America, Continental Europe, Asia, and Australia - to provide consistently high call quality to customers worldwide.

•Intuitive User Experience. Our web, desktop, and mobile interfaces act as the communications portal for all 8x8 services and provide customers with a familiar, consistent and integrated user experience across all endpoints.

•Committed Service Quality and Availability over the Public Internet. We offer a single, standard Service Level Agreement (“SLA”) for our enterprise customers across our contact center and business communications services. This SLA includes meaningful uptime and voice quality commitments, backed by service credits and a no-penalty early termination right for the customer under specified conditions.

•Configurability and Flexibility. Each service plan in our flagship offering, X Series, is designed for the different roles in a company so customers only pay for the features each role needs. No matter what the business communication or contact center needs are now, X Series has a service plan designed to meet them, while giving customers an easy way to expand and upgrade their communications options in the future. The simplicity and ease of configuration and deployment is due to all solutions being owned by 8x8 and sharing the same platform.

•Rapid Deployment. Business agility in the global, modern economy is a competitive necessity, and we embrace the notion that communication services should be deployable as quickly as possible, including across highly distributed businesses with multiple facilities or remote workforces. Our services can generally be provisioned in minutes from web-based administrative tools, and we continue to increase the automation across our deployment, billing, and support systems to provide greater speed and flexibility for our customers. To ensure consistency and quality across our services and customer base, we have developed a standard, yet flexible, deployment methodology. We apply this systematic approach to all of our deployments, regardless of size or complexity.

•Integration with Third-Party Business Applications. Our software uses a combination of open APIs and pre-built integrations to retrieve contextually relevant data from, and to enhance the functionality of, a wide variety of customers' third-party applications, including Salesforce, Microsoft Dynamics, Google, NetSuite, Okta, Zendesk, Oracle Sales Cloud, Bullhorn, Aryaka, and Hubspot.

•Emphasis on Security and Compliance. Our security program is designed to protect the confidentiality, integrity and availability of our customers data. We believe we have created a top-down culture of security and compliance, including a commitment to secure architecture and development. As such, we have made significant investments in achieving compliance with various industry standards for data security and related third-party certifications.

•Jitsi Open Source Video Project. 8x8 is the sponsor and primary contributor to the Jitsi secure video conferencing open source project. We operate jitsi.org and the Jitsi Meet service, and develop our Video Meetings portfolio based on this code. 8x8 offers the Jitsi community an intuitive upgrade path to rich, supported communications applications.
Our Solutions Through our integrated technology platform, we offer our customers a portfolio of voice, video, contact center, chat and team collaboration, communication APIs and business analytics solutions which include:
•8x8 Work: a self-contained, feature-rich, end-to-end United Communications solution that delivers enterprise voice with PSTN connectivity, secure video meetings and unified messaging powered by one global cloud communications platform.

•8x8 Contact Center: a multi-channel cloud-based contact center solution that enables both large and small contact centers to enjoy the same customer experience and agent productivity benefits previously available only to large contact centers at a much higher cost.

•8x8 Meet: a cloud-based video conferencing and collaboration solution that enables secure, continuous collaboration with borderless high definition (HD) video and audio communications from mobile and desktop devices anywhere in the world.

•8x8 Team Messaging: an integrated open team messaging platform to facilitate modern modes of communication with support for direct messages, public and private team messaging rooms, short messaging service ("SMS"), presence, emojis, and “@ mentions” (i.e., embedded links directed at named users). With our team messaging technology, our customers can collaborate across more than twenty third-party messaging solutions.

•8x8 CPaaS: a comprehensive set of global communications platform-as-a-service ("CPaaS") capabilities that enable business to directly integrate our platform services within their websites, mobile apps and business systems for personalized customer engagement at high scale. Our SMS, Chat App, Video Interaction, 8x8 Jitsi-as-a-Service, and Voice APIs enable companies to reach their customers anywhere with a proven, reliable global network. The AI-powered 8x8 Callstats Service provides real-time metrics and analytics on a WebRTC session to improve voice and video quality of service.

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
Designated X1 through X8, we offer the following service plans and capabilities in the 8x8 X Series:
•X1 through X4 provide enterprise-grade voice, unified communications, video meetings and team collaboration functionality. Delivered from a single platform, these service plans provide one application for business voice, team messaging and meetings so that employees can quickly, easily and with just one click move from a chat message to a phone call to a video conference. Users can access the essential communication and collaboration features through the desktop app, mobile app or a desk phone. As a business grows, the details and features of plans can be mapped to business needs such as a lobby or store floor, a global caller organization, or to supervisor/analyst requirements. Features expected by demanding communications and collaboration customers today, such as: auto attendants; worldwide extension dialing; corporate directory with click-to-call functionality; presence, messaging and chat; call recording; call monitoring; internet fax; and the ability to interact contextually with inbound communication (email, call or chat) can be mixed and matched for customizable packages fit for business to most effectively meet the needs of individual users.

•X5 through X8 generally provide the features of X1 through X4, plus contact center functionality. These service plans deliver employee experience and deep customer engagement through integrated cloud communication, contact center software and video meetings solutions. Whether the customer is managing a startup or a large enterprise, 8x8 X Series provides the communication capabilities that contact center agents need to respond faster using instant access to relevant information and subject matter experts. Designed to ensure that customers pay for only the requirements needed, there are four X Series Cloud Contact Center service plans: the Voice-Focused Contact Center with Predictive Dialer Plan; the Voice-Focused Contact Center with Advanced Reporting Plan; the Multichannel Contact Center with Advanced Reporting Plan; and the Multichannel Contact Center with Advanced Analytics and Predictive Dialer Plan, inclusive of quality management, speech analytics, and outbound predictive AI dialer.
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
Routes to Market
We sell directly to customers or through indirect sales channels . Our indirect sales channel consists of global and regional networks of value-added resellers ("VARs") and carriers, as well as a partner network consisting of master agents and the sub-agent community, independent software vendors ("ISVs"), system integrators, and service providers selling 8x8 solutions to small, mid-market, and enterprise businesses.
Our Customers
We have a diverse and growing customer base of more than 58,000 companies in more than 150 countries, with no single customer representing 10% or more of our revenues in fiscal 2021, 2020, and 2019. This includes companies of every size and across a wide range of industries and use cases.
Marketing and Promotional Activities
We market our services directly to end users through a variety of means, including search engine marketing and optimization, third-party lead generation sources, industry conferences, trade shows, webinars, and digital advertising channels. We primarily sell our solutions and subscriptions through a direct sales organization, consisting of inside and field-based sales agents based in the U.S. and internationally.
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
Intellectual Property
As of March 31, 2021, we have been awarded more than 250 patents, with more than 100 U.S. and foreign patent applications pending. Our portfolio of patents, with expiration dates through 2038, and patent applications cover diverse aspects of our unified communications, video, API, collaboration and contact center services and infrastructure.

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
Competition
Given the size and stage of the current market opportunity and the breadth of services provided by our communications platform, we face competition from many companies, including cloud communications providers of voice, video, chat and collaboration, contact center, and communication APIs as well as other cloud services providers, incumbent telephony companies and resellers of legacy communications equipment described below. We believe that the cost of ownership benefits and superior user experience provided by the integration of our services over a common platform differentiates our services from those offered by these competitors.
Cloud Communications Providers of Voice, Video, Chat and Collaboration, Contact Center and Communication APIs: For customers looking to implement cloud-based communications, our single services platform competes with other cloud communication providers of voice, chat, collaboration, contact center and communication APIs such as RingCentral, Inc., Vonage Holdings Corp., Genesys, Zoom Video Communications, Inc., Five9, Inc., NICE inContact, and Twilio Inc., among others.
Internet and Cloud Services Vendors: We also face competition from communications and cloud vendors such as Cisco Systems, Inc., Google, Inc., Amazon Web Services, Inc., and Microsoft Corporation, among others, some of which are well established in the communications industry while others have only recently begun to market cloud communications solutions.
Incumbent Telephony Companies and Legacy Equipment Providers: Our cloud-based software replaces wire line business voice services sold by incumbent telephone and cable companies such as AT&T, Inc., CenturyLink, Inc., Comcast Corporation, and Verizon Communications, Inc. often in conjunction with on-premises hardware solutions from companies like Avaya, Inc., Cisco and Mitel Networks Corp. At the same time, some of these incumbent communication companies have launched their own cloud communication services to more directly compete with us and other cloud communication providers.
See the section entitled “Risks Related to Our Business and Industry” in Part I, Item 1A "Risk Factors," for more information on our risks related to competition.
Operations
Our operations infrastructure consists of data management, monitoring, control, and billing systems that support all of our products and services. We invest substantial resources to develop and implement our service monitoring real-time call management information system. Key elements of our operations infrastructure include customer quoting and ordering capabilities, customer provisioning, customer access control, fraud control, network security, video, voice and SMS message routing, quality monitoring, media processing and normalization, call reliability, detailed call record and message storage, transactional metering for usage-based services, product interfaces and billing and integration with third-party applications. Our software platform manages the admission, control, rating, and routing of calls and SMS messages to their appropriate destinations. The platform and its assets have been built to ensure connectivity, redundancy, security, and scalability. Our tools and processes aim at maximizing communications range, quality, and reliability.
Network Operations Center: We maintain global network operations centers around the world and employ experienced staff in voice and data operations in U.S., U.K., Romania, Indonesia, Singapore and Philippines to provide 24-hour operations support, seven days per week, whether working in our network operations centers or remotely. We use various tools including an extensive set of synthetic tests and Application Performance Monitoring to monitor and manage elements of our network and our partners' and certain larger customers’ networks in real time. Additionally, our network operations centers provide technical support to troubleshoot equipment and network problems, monitor the quality of the communications transiting on the platform and connectivity with our network (including SMS and voice providers, mobile network operators, 3rd party applications, and data partners), and monitor the health and connectivity of our customer integrations. We also rely upon the network operations centers of our telecommunications carrier partners and data center providers to augment our monitoring and response efforts. Even though our and our partner data centers have been designated as essential business, which are exempt from shelter-in-place requirements in the locations where we operate during the COVID-19 pandemic, for example, our globally dispersed operations and remotely working capabilities allow us to maintain redundant back-up operations services to minimize or eliminate the impact of any local disruptions at any of our operations centers or data centers.
In the event of a major disruption at a data center, such as a natural disaster or service disruptions caused by COVID-19 pandemic, failover between data centers or public cloud regions for 8x8 X Series is designed to occur with no or minimal disruption. In addition, most of the maintenance services performed by 8x8 do not interrupt the service we provide to customers.

Customer and Technical Support: 8x8 maintains a global customer support organization with operations in the United States, United Kingdom, Philippines, Singapore, and Romania. Customers can access 8x8 customer support services directly from the company website, or receive multi-channel technical support via phone, chat, web, and email. Emergency support is available on a 24x7 basis.
We take a lifecycle approach to customer support, supporting customers from on-boarding to deployment, and through the renewal process, to drive greater user adoption of 8x8 services. For our larger enterprise customers, our implementation methodology utilizes a deployment management team and provides active support through the "go-live" date at each customer site. We also have a Premium plus success program, and, for a certain profile of customer, a dedicated customer engagement manager, as a single point of contact for every aspect of the post-sale relationship.  Finally, we offer a variety of training classes through our 8x8 University, either through instructor-led classes or self-paced online learning.
Interconnection Agreements: We have agreements with SMS, voice providers, and mobile network operators worldwide. Pursuant to these agreements, we can provide inbound and outbound telephony and SMS messaging services to traditional telecommunication systems and mobile networks worldwide through our platform via these carriers.
Regulatory Matters
In the United States, at the federal level, we are subject to regulation by the Federal Communications Commission ("FCC") as a provider of Voice over Internet Protocal ("VoIP"), as well as state and local regulations applicable to VoIP providers. For example, regulations we are subject to include E-911 services, porting of phone numbers under specific conditions, protection of customer data generated by the use of our services, and obligations to contribute to federal programs including universal service fund and other regulatory funds as well as state and local 911 and universal service funds.
In addition to regulations at the federal and state levels, many states are also enacting privacy legislation that apply to companies such as us which collect, store, and process many types of data, including personal data. In particular, California has recently enacted the California Consumer Privacy Act ("CCPA"). The CCPA imposes new obligations on qualifying for- profit companies, such as us, doing business in California, and substantially increases potential liability for such companies for failure to comply with data protection rules applicable to California residents.
Internationally, we are subject to a complex patchwork of regulations that vary from country to country. Some countries have adopted laws that make the provision of VoIP services illegal within the country. Other countries have adopted laws that impose stringent licensing obligations on providers of VoIP services like ours. In many countries, it is not clear how laws that have historically been applied to traditional telecommunications providers will be applied to providers of VoIP services like us. In the European Union ("EU"), the General Data Protection Regulation ("GDPR") imposes obligations on all companies that collect, store, and process many types of data, including personal data, like us, and substantially increases potential liability for all companies, including us, for failure to comply with data protection rules.
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
Geographic Areas
We have one reportable segment. Financial information relating to revenues generated in different geographic areas are set forth in Note 11, Geographical Information, in the Notes to Consolidated Financial Statements contained in this Annual Report.
Employees and Human Capital
8x8 is transforming the future of business communications as a leading SaaS provider of voice, video, chat, contact center and enterprise-class API solutions powered by one global cloud communications platform. Our goal is not only to accelerate how businesses work, connect, and communicate but to be thoughtful about the impact we make on our shareholders, customers, our people and the planet. We conduct our business socially and ethically. We obey the law, encourage universal human rights and protect the environment. We aim to create an environment that not only embraces creativity and diversity but is financially rewarding for the people who believe in us.
Culture & Engagement: 8x8 is transforming modern communication, driven by 3 key pillars and anchored by our values: Customer First, Product First, Team First. These values are at the center of everything we do, and they both drive our daily culture, and provide the backbone of our Fast Start program, which is a 2-day immersive on-boarding program for all new hires that provides direct access to key executives. As ONE global team powered by the 8x8 platform, we are able to leverage diverse talent around the globe to ensure that we are always at the forefront of our industry.
As of March 31, 2021, we had 1,696 full time employees operating around the world, of which 44% are located outside of the USA. None of our employees are represented by a labor union nor subject to a collective bargaining arrangement.

Diversity, Equity and Inclusion: As a communications company with a growing international presence, it is vital our workforce is as diverse as the customers we serve. We are a global company, operating across the world to change the way that communication gets done. Our commitment to diversity is visible from the boardroom to the server rooms, and we have put in place a number of programs to ensure that we are continuously improving, including establishing three diversity councils across our global footprint in 2021. When hiring, we strive to keep our candidate pools as diverse as possible to ensure that we are always bringing new viewpoints into the 8x8 team. For ongoing employees, our Women in Tech program hosts a variety of events such as online webinars, workshops and speaker series in order to drive leadership development, work-life integration and personal brand building.
We are always looking to expand our role as a champion of employee diversity, equity and inclusivity, and are evaluating and formalizing key processes to monitor our hiring and reward programs, and ensure that all employees can play to win at 8x8.

Rewards: We provide competitive total rewards packages in order to hire and retain the key talent that we need to operate. We offer benefits packages to care for the total health of our employees and their families including comprehensive health care, which we subsidize at a greater level for our foundational employees. Further, we offer paid medical and parental leave as well as company funded short and long term disability. We also offer company funded mental health services through our global employee assistance program. To support our working families, we offer a comprehensive global pregnancy and family support program. Our online Play to Win recognition program allows employees to highlight the outstanding performance of their colleagues, while our CEO Award is delivered to top performers across the company that are driving our success.
We also offer multiple ways for employees to become stakeholders, and share in the company’s success:
•Equity Grants – Our robust equity award program provides equity grants for employees upon hire, as well as on-going and spot awards to reward high performers and ensure continuing employee engagement.
•8x8 Employee Stock Purchase Plan – Our stock purchase plan allows our employees to build a stake in the company over time, while also benefiting from the program’s tax-advantaged design.
•Base Pay for Stock Programs – In fiscal 2021, employees had the option to receive a percent of their base salary and bonus in quarterly equity grants. This program has the dual benefit of freeing up cash for the company’s ongoing investments in our technology, while also providing employees with an advantageous way to acquire additional equity in the company. Employees will have the ability to participate in a similar program in fiscal 2022.
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
David Sipes, Chief Executive Officer and Director. David Sipes, age 54, has served as Chief Executive Officer and a member of our Board of Directors since December 2020. From June 2008 to June 2020, Mr. Sipes served in a number of senior leadership roles including chief operating officer for five years at RingCentral, Inc., a provider of enterprise cloud communications and collaboration solutions. Mr. Sipes also serves as a director of PandaDoc Inc., a document automation software company, since May 2020. Mr. Sipes has an MBA from Northwestern University and a BS in Administration from the University of California, Berkeley.
Bryan Martin, Director and Chief Technology Officer. Bryan Martin, age 53, has served as Chief Technology Officer of the Company since September 2013 and as a director since February 2002. Mr. Martin also served as Chairman of the Board from December 2003 until December 2020. From February 2002 to September 2013, he served as Chief Executive Officer. From March 2007 to November 2008, and again from April 2011 to December 2011, he served as President. From February 2001 to February 2002, he served as our President and Chief Operating Officer. He served as our Senior Vice President, Engineering Operations from July 2000 to February 2001 and as Chief Technical Officer from August 1995 to August 2000. He also served as a director of the Company from January 1998 through July 1999. In addition, Mr. Martin served in various technical roles for the Company from April 1990 to August 1995. He received a B.S. and an M.S. in Electrical Engineering from Stanford University.

Samuel Wilson, Chief Financial Officer. Samuel Wilson, age 51, was appointed Chief Financial Officer of the Company in June 2020. Prior to his appointment, he served as Chief Customer Officer and Managing Director of EMEA from January 2020 until June 2020. From September 2017 until January 2020, Mr. Wilson served as Senior Vice President responsible for eCommerce, global small business, and U.S. mid-market sales. Prior to joining 8x8, Mr. Wilson served as VP Finance for MobileIron, an enterprise software security company, from 2011 until 2017 with responsibilities for financial planning and analysis, investor relations, and treasury functions as well as eCommerce. Mr. Wilson is a Chartered Financial Analyst. He holds a Bachelor’s Degree in Electrical Engineering from Seattle University and an MBA from the University of California, Berkeley.
Germaine Cota, Chief Accounting Officer. Germaine Cota, age 40, has served as Chief Accounting Officer since November 2020 and Global Vice President, Corporate Controller and Treasurer since January 2020. Prior to 8x8, Ms. Cota served as the U.S. CFO for Nikkei listed Mercari, Inc., a peer-to-peer e-commerce platform, from August 2018 to December 2019. From April 2013 to August 2018, Ms. Cota held various accounting, accounting operations, and financial reporting roles at LinkedIn Corporation, an online services business with the world's largest professional network. Prior to LinkedIn, Ms. Cota spent over nine years in assurance and advisory services at Ernst & Young, LLP. Ms. Cota holds a Bachelor of Science degree in Accounting from Santa Clara University and is a Certified Public Accountant in California.
Dejan Deklich, Chief Product Officer. Dejan Deklich, age 46, has served as our Chief Product Officer and Executive Vice President since September 2017. Mr. Deklich had been serving as our Senior Vice President of Research and Development since February 2017. Prior to joining the Company, Mr. Deklich served as Vice President of Platform and Cloud at Splunk, a company that produces software for searching, monitoring, and analyzing machine-generated big data, from January 2013 to September 2016. Mr. Deklich also held various senior roles at Nice System, a leading provider of software solutions enabling organizations to improve customer experience and business results, post Merced Systems acquisition, as well as Atribbutor, a digital piracy prevention service for ebooks, Yahoo, a search engine provider, and IBM Research, an industrial research organization and the innovation engine of the IBM corporation. Mr. Deklich holds a Masters of Science degree in Computer Engineering from Santa Clara University and Masters in Physics from University of Bremen, Germany.
Matthew Zinn, Senior Vice President, General Counsel, Chief Privacy Officer and Secretary. Matthew Zinn, age 57, has served as our Senior Vice President, General Counsel, Secretary, and Chief Privacy Officer since September 2018. Mr. Zinn previously served as General Counsel and Secretary at Jaunt, Inc., a maker of augmented reality technology, from June 2017 to September 2018.  From April 2006 until January 2017, Mr. Zinn served as Senior Vice President, General Counsel, Secretary, and Chief Privacy Officer for TiVo Inc., a maker of digital video recording products and services. Prior to that at TiVo, Mr. Zinn had served as Vice President, General Counsel, and Chief Privacy Officer since July 2000 and as Corporate Secretary since November 2003 of TiVo Inc. Prior to TiVo, Mr. Zinn held senior legal positions at cable television providers MediaOne Group Inc. and Continental Cablevision and the law firms of Cole, Raywid & Braverman and Fisher, Wayland, Cooper & Leader. Mr. Zinn holds a B.A. degree in Political Science from the University of Vermont and holds a J.D. degree from the George Washington University National Law Center.
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
Risks Related to Intellectual Property
Risks Related to our Debt, our Stock, and our Charter
General Risk Factors

Risks Related to our Business and Industry
We have a history of losses, have incurred significant negative cash flows in the past, and anticipate continuing losses in the future. As such, we may not be able to achieve or maintain profitability in the future.
We recorded a net operating loss of approximately $146.1 million for the twelve months ended March 31, 2021, and ended the period with an accumulated deficit of approximately $591.1 million. We expect to continue to incur operating losses in the near future as we continue to invest in our business. During our fiscal year ending March 31, 2022, we intend to invest in sales and marketing, and in research and development, among other areas of our business, in order to compete more successfully for the business of companies that are transitioning to cloud communications and otherwise position ourselves to take advantage of long-term revenue-generating opportunities.
We expect to continue to incur losses for at least the next fiscal year and later and we will need to increase our rate of revenue growth in order to generate and sustain operating profitability in future periods. The investments we have made in fiscal 2021 and beyond may not generate the returns that we anticipate, which could adversely impact our financial condition and make it more difficult for us to grow revenue and/or achieve profitability in the time period that we expect, or at all. In order to achieve profitability, we will need to manage our cost structure more efficiently, not incur significant liabilities, while continuing to grow our revenues. Despite these efforts, our revenue growth may slow, revenues may decline, or we may incur significant losses in the future due to the continuing impact of COVID-19 and any resulting downturn in general economic conditions, increasing competition (including competitive pricing pressures), decrease in the adoption or sustained use of cloud communications market, exiting lines of business, or our inability to execute on business opportunities. Given our history of fluctuating revenues and operating losses, we cannot be certain that we will be able to achieve or maintain operating profitability in the future.
Our future operating results, including revenues, expenses, losses and profits, may vary substantially from period to period and may be difficult to predict. As a result, we may fail to meet or to exceed the expectations of market analysts or investors, which could negatively impact our stock price.
Our historical operating results have fluctuated and will likely continue to fluctuate in the future, and a decline in our operating results could cause our stock price to fall. On an annual and a quarterly basis, there are a number of factors that may affect our operating results, some of which are outside our control. These include, but are not limited to:
•changes in market demand;
•customer cancellations, subscription downgrades and/or service credits;
•changes in the competitive dynamics of our market, including consolidation among competitors or customers;
•lengthy sales cycles and/or regulatory approval cycles;
•new product introductions by us or our competitors;
•the mix of our customer base, sales channels, and services sold;
•the number of additional customers, on a net basis;
•the amount and timing of costs associated with recruiting, training and integrating new employees;
•unforeseen costs and expenses related to the expansion of our business, operations and infrastructure;
•continued compliance with industry standards and regulatory requirements;
•material security breaches or service interruptions due to cyber attacks or infrastructure failures or unavailability; and
•introduction and adoption of our cloud software solutions in markets outside of the United States.
Due to these and other factors, we believe that period-to-period comparisons of our results of operations are not meaningful and should not be relied upon as indicators of our future performance. It is possible that in some future periods our results of operations may be below the expectations of public market analysts and investors.
In addition, changes in regulations, accounting principles, and our interpretation of these and judgments used in applying them, could have a material effect on our results of operations. We also need to revise our business processes, systems, and controls which requires significant management attention and may negatively affect our financial reporting obligations. If any of these were to occur, the price of our common stock would likely decline significantly.

Churn in our customer base adversely impacts our revenues and requires us to spend money to retain existing customers and to capture replacement customers. If we experience further increases in customer churn in the future, our revenue growth will be further adversely impacted and our customer retention costs will increase.
Our customers may elect not to renew their subscriptions at the end of their contractual commitment. Because of churn, we must acquire new customers and sell additional 8x8 products and services to our existing customers on an ongoing basis in order to maintain our existing level of revenue. As a result, sales and marketing expenditures are an ongoing requirement of our business. Our ability to maintain and grow our revenues is adversely impacted by the rate at which our customers cancel or downgrade service. Churn reduces our revenue growth rate, and if our churn rate increases, we have to acquire even more new customers and/or sell more products and services to existing customers, in order to maintain and grow our revenues. We incur significant costs to acquire new customers, and those costs are a meaningful component in driving our net profitability. Churn may also prevent us from increasing the price of our services in the future as well as limiting our ability to sell additional 8x8 products and services to our existing customers and we may need to renew certain customers at a lower rate, each of which would adversely impact our revenues in the future. Therefore, if we are unsuccessful at managing our existing customer churn and/or our customer churn rate increases in the future, our revenue growth would decrease and our revenues may decline causing our net loss to increase.
Our rate of customer cancellations or downgrades in services may increase in future periods due to a number of factors, some of which are beyond our control, such as the financial condition of our customers or the general economic environment. In addition, if we are unable to maintain the quality and performance of our service whether due to a lack of feature parity or quality of service relative to the products of our competitors or due to service outages or disruptions, we could experience potentially sharp increases in customer cancellations and/or downgrades or customer credits which would adversely impact our revenues.
Our success depends on our ability to acquire new customers, and to retain and sell additional services to our existing customers.
We generate revenue primarily from the sale of subscriptions to our cloud communications services to our customers, which include small and mid-size businesses, mid-market and larger enterprises, government agencies and other organizations. We define a “customer” as the legal entity or entities to which we provide services pursuant to a single contractual arrangement. Our future success depends on our ability to continue to increase the amount of revenue we generate, and the rate at which our revenues increase, from new and existing customers.
If our sales and marketing efforts are not effective in identifying and qualifying prospective new customers, demonstrating the quality, value, features and capabilities of our solutions to those prospects, and promoting our brand generally, we may not be able to acquire new customers at the rate necessary to achieve our revenue targets. We must also continue to design, develop, offer and sell services whose quality, cost, features and capabilities compare favorably to those offered by our competitors. As our target markets mature, or as competitors introduce lower cost and/or more differentiated products or services that compete or are perceived to compete with ours, we may be unable to attract new customers, on favorable terms, or at all, which could have an adverse effect on our revenue and growth.
In addition to acquiring new customers, we generate new revenue by selling our existing customers additional quantities of subscribed services, or subscriptions to new or upgraded services. Particularly in the case of large enterprises, we often have opportunities to expand the sale of our services within an organization after we have completed an initial sale to one part of the organization (for example, a business unit, division or department, or personnel based in a particular country or region) and the organization has qualified us as a vendor. We invest in efforts to educate and train users on the features and capabilities of our services so that they can become advocates within their organization and encourage increased adoption of our solutions. However, if existing users within an organization are dissatisfied with any aspect of our cloud services, or the technical support, training or other professional services we provide, we may face challenges in up-selling or increasing our penetration of the organization.
Intense competition for new customers and retaining existing customers (including pricing pressure) in the markets in which we compete may prevent us from increasing or sustaining our revenue growth, or achieving and maintaining profitability, which could materially harm our business.
The cloud communications industry is competitive and rapidly evolving. We expect the industry to be increasingly competitive in the future due to a number of factors including, but not limited to, the entry into the market of new competitors or the consolidation of existing competitors. Because we offer multiple services from a single platform, we compete with businesses in several overlapping industries, including voice, video meetings, chat, team messaging, contact center and enterprise-class API solutions.
In connection with our voice, video meetings, chat, team messaging, contact center, and enterprise-class API solutions, we face competition from other cloud service providers such as RingCentral, Inc., Genesys, Zoom Video Communications, Inc., Vonage Holdings Corp., Five9, Inc., NICE inContact, and Twilio Inc., among others as well as from legacy on-premises communications equipment providers such as Avaya, Cisco, and Mitel.

We may also face competition from Internet and cloud service companies such as Alphabet Inc. (Google Voice and Google Meet), Amazon Inc., and Microsoft Corporation, some of which are well established in the communications industry while others have only recently begun to market cloud communications solutions. Some of these competitors have developed software solutions for their respective communications and/or collaboration silos, such as Microsoft which is investing significantly in its Microsoft Teams unified communication and collaboration product. Any of these companies could launch a new cloud-based business communications service, expand its existing offerings to compete with features of our services, or enter into a strategic partnership with, or complete an acquisition of, one or more of our cloud communications competitors.
Many of our current and potential competitors have greater resources and brand awareness, and a larger base of customers than we have. As a result, these competitors may have greater marketing credibility. They also may adopt more aggressive pricing policies and devote greater resources to the development, promotion and sale of their products and services. Our competitors may also offer bundled service arrangements that present a more differentiated or better integrated product and services to customers. Increased competition could require us to lower our prices, reduce our sales revenue, increase our gross losses or cause us to lose market share. Announcements, or expectations, as to the introduction of new products and technologies by our competitors or us could cause customers to defer purchases of our existing products and services, which also could have a material adverse effect on our business, financial condition or operating results.
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
Our future business success, particularly to attract and support larger customers and expand into international markets, depends on our indirect sales channels. These channels consist of master agents and subagents, independent software vendors ("ISVs"), system integrators, value-added resellers ("VARs"), and internet service providers, among others. We typically contract directly with the end customer and use these channel partners to identify, qualify and manage prospects throughout the sales cycle-although we also have arrangements with partners who purchase our services for resale to their own customers. Our future success depends upon our ability to develop and maintain successful relationships with these business partners, many of whom also market and sell services of our competitors and increasing the portion of sales opportunities they refer to us. To do so, we must continue to offer services that have quality, price, features, and other elements that compare favorably to competing services, ensure our partners are adequately trained and knowledgeable about our services, and provide sufficient incentives for these partners to sell our services in preference to those of our competitors. If we are unable to persuade our existing business partners to increase their sales of our services, or to build successful partnerships with new organizations, or if our channel partners are unsuccessful in their marketing and sales efforts, we may not be able to grow our business and increase our revenues at the rate we predict, or at all, and our business may be materially, adversely affected.
As we increase sales to enterprise customers, our sales process has become more complex and resource-intensive, our average sales cycle has become longer, and we have more difficulty predicting when sales will be completed.
We currently derive a majority of our new revenue growth from sales of our cloud software solutions to mid-market and larger enterprises, and we believe that increasing our sales to these customers is the key to our future growth. Our sales cycle, which is the time between initial contact with a potential customer and the ultimate sale to that customer, is often lengthy and unpredictable for larger enterprise customers. Many of our prospective enterprise customers do not have prior experience with cloud-based communications and, therefore, typically spend significant time and resources evaluating our solutions before they purchase from us. Similarly, we typically spend more time and effort determining their requirements and educating these customers about the benefits and uses of our solutions. Enterprise customers also tend to demand more customizations, integrations, and additional features than smaller customers. As a result, we may be required to divert more sales and engineering resources to a smaller number of large transactions than we have in the past, which means that we will have less personnel available to support other sectors, or that we will need to hire additional personnel, which would increase our operating expenses.
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
Our ability to grow is also subject to the risk of future disruptive technologies. If new technologies emerge that are able to deliver communications and collaboration solution services at lower prices, more efficiently, more conveniently, or more securely, such technologies could adversely impact our ability to compete.
We may have difficulty attracting or retaining senior management and other personnel with the industry experience and technical skills necessary to support our growth.
Companies in the cloud communications industry compete aggressively for top talent in all areas of business, but particularly senior management, sales and marketing, professional services, and engineering, where employees with industry experience, technical knowledge and specialized skill sets are particularly valued. Demand can be expected to increase if cloud communications continues to gain a greater share of the global communications market. Some of our competitors may respond to these competitive pressures by increasing employee compensation, paying more on average than we pay for the same position. Any such disparity in compensation could make us less attractive to candidates as a potential employer, which in turn may make it more difficult for us to hire and retain qualified employees. Training an individual who lacks prior cloud communications experience to be successful in a sales or technical role can take months or even years.
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
Taxing authorities have asserted that we should have collected or in the future should collect sales and use, value added, or similar taxes, including where similar services from competitors may not be subject to the same obligations to collect taxes from customers, and we have been and could be in the future subject to liability with respect to past or future sales, which have and could adversely affect our business.
The applicability of state and local taxes, fees, surcharges or similar taxes to our services is complex, ambiguous and subject to interpretation and change. In the United States, for example, we collect state and local taxes, fees and surcharges based on our understanding of the applicable laws in the relevant jurisdiction. The taxing authorities may challenge our interpretation of the laws and may assess additional taxes, penalties and interests which could have adverse effects on the results of operations and, to the extent we pass these through to our customers, demand for our services. Additionally, the applicability of sales and use, value added, or similar taxes may differ between services such as unified communication, voice, video, contact center and platform communications such that the obligations to collect taxes from customers may vary between services and between companies such that we may be obligated to collect taxes at a higher rate that other services from our competitors impacting customer demand for our services. We currently file more than 1,000 state and municipal tax returns monthly. Periodically, we have received inquiries from state and municipal taxing agencies with respect to the remittance of state or municipal taxes, fees or surcharges. Currently, several jurisdictions are conducting audits of 8x8; in the event our positions are unsuccessful, we may be subject to tax payments, interest, and penalties in excess of those that we have accrued for. As of March 31, 2021, we have accrued for state or municipal taxes, fees or surcharges that we believe are required to be remitted.

Our ability to use our net operating losses or research tax credits to offset future taxable income may be subject to certain limitations.
As of March 31, 2021, we had federal net operating loss (“NOL”) carryforwards related to fiscal 2019 and later of approximately $433.0 million which carryforward indefinitely and carryforwards related to prior years of $137.8 million which begin to expire in 2022. As of March 31, 2021, the Company had state net operating loss carryforwards $296.6 million, which expire at various dates between 2029 and 2041. We also had research and development credit carryforwards for federal and California tax purposes of approximately $15.3 million and $16.9 million, respectively. The federal income tax credit carryforwards related to research and development will expire at various dates between 2022 and 2041, while the California income tax credits will carry forward indefinitely, but are subject to an annual cap of $5 million for tax years beginning on or after January 1, 2020 and before January 1, 2023. Utilization of our NOL and tax credit carryforwards can become subject to a substantial annual limitation due to the ownership change limitations provided by Section 382 of the Internal Revenue Code and similar state provisions. A Section 382 ownership change generally occurs if one or more stockholders or groups of stockholders who own at least 5% of the stock increase their ownership by more than 50 percentage points over their lowest ownership percentage within a rolling three-year period. Similar rules may apply under state tax laws. Such an ownership change, or any future ownership change, could have a material effect on our ability to utilize the net operating loss or research credit carryforwards. In addition, under the Tax Cuts and Jobs Act, or the Tax Act, the amount of NOLs that we are permitted to deduct in any taxable year is limited to 80% of the taxable income in such year. Under the CARES Act, this 80% limitation has been eliminated for tax years beginning before January 1, 2021. There is a risk that due to changes under the Tax Act, regulatory changes, or other unforeseen reasons, the existing NOLs could expire or otherwise be unavailable to offset future income tax liabilities, which could have a material impact on our net income (loss) in future periods.
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
Our physical infrastructure is concentrated in a few facilities (data centers and public cloud providers) and any failure in our physical infrastructure or service outages could lead to significant costs and/or disruptions and could reduce our revenue, harm our business reputation and have a material adverse effect on our financial results.
Our leased network and data centers as well as public cloud infrastructure are subject to points of failure. Problems with cooling equipment, generators, uninterruptible power supply, routers, switches, or other equipment, whether or not within our control, could result in service interruptions for our customers as well as equipment damage. Because our services do not require geographic proximity of our data centers to our customers, our infrastructure is consolidated into a few large data center facilities. Any failure or downtime in one of our data center facilities could affect a significant percentage of our customers. While our data center facilities are currently operating as essential businesses exempt from current shelter-in-place orders, further tightening of business closure orders or social distancing or COVID-19 outbreaks could negatively impact these facilities. The total destruction, closure, or severe impairment of any of our data center facilities could result in significant downtime of our services and the loss of customer data. Because our ability to attract and retain customers depends on our ability to provide customers with highly reliable service, even minor interruptions in our service could harm our reputation. Additionally, in connection with the expansion or consolidation of our existing data center facilities from time to time, there is an increased risk that service interruptions may occur as a result of server relocation or other unforeseen construction-related issues.
We have experienced interruptions in service in the past. The harm to our reputation is difficult to assess but has resulted and may result in the future in customer attrition. We have taken and continue to take steps to improve our infrastructure to prevent service interruptions, including upgrading our electrical and mechanical infrastructure. However, service interruptions continue to be a significant risk for us and could have a material adverse impact on our business.

Any future service interruptions could:
•cause our customers to seek service credits, or damages for losses incurred;
•require us to replace existing equipment or add redundant facilities;
•affect our reputation as a reliable provider of communications services;
•cause existing customers to cancel or elect to not renew their contracts; or
•make it more difficult for us to attract new customers.
We may be required to transfer our servers to new data center facilities or public cloud load to a different public cloud provider in the event that we are unable to renew our agreement or leases on acceptable terms, or at all, or the owners of the facilities decide to close their facilities, and we may incur significant costs and possible service interruption in connection with doing so. In addition, any financial difficulties, such as bankruptcy or foreclosure, faced by our third-party data center operators, or any of the service providers with which we or they contract, may have negative effects on our business, the nature and extent of which are difficult to predict. If our data centers or our public cloud providers are unable to keep up with our increasing needs for capacity, our ability to grow our business could be materially and adversely impacted.
We may not be able to scale our business efficiently or quickly enough to meet our customers' growing needs, leading to increased customer churn and damage to reputation and brand, each of which could harm our operating results.
As usage of our cloud software solutions by mid-market and larger enterprises expands and as customers continue to integrate our services across their enterprises, we are required to devote additional resources to improving our application architecture, integrating our products and applications across our technology platform, integrating with third-party systems, and maintaining infrastructure performance. As a result of the COVID-19 pandemic, we have seen increased usage of our services from our existing customers and may see further increases in usage from existing and new customers in the future if remote working trends continue to increase as a result of the COVID-19 pandemic or otherwise. To the extent we increase our customer base and as our customers gain more experience with our services, the number of users and transactions managed by our services, the amount of data transferred, processed and stored by us, the number of locations where our service is being accessed, and the volume of communications managed by our services have in some cases, and may in the future, expand rapidly. In addition, we will need to appropriately scale and modernize our internal business systems and our services organization, including customer support, sales operations, billing services and regulatory, privacy and cybersecurity compliance, to serve our growing customer base. Any failure or delay in these efforts could cause impaired system performance and reduced customer satisfaction. These issues could adversely impact our reputation and brand, reduce the attractiveness of our cloud software solutions to customers, resulting in decreased sales to new customers, lower renewal rates by existing customers, the issuance of service credits, or requested refunds, which could hurt our revenue growth and our reputation.
Because our long-term growth strategy involves continued expansion outside the United States, our business will be susceptible to risks associated with international operations.
An important component of our growth strategy involves the further expansion of our operations and customer base internationally. We have formed subsidiaries outside the United States, including a subsidiary in Romania that contributes significantly to our research and development efforts. Additionally, through acquisitions, we have expanded into the U.K. and Southeast Asia. The risks and challenges associated with sales and other operations outside the United States are different in some ways from those associated with our operations in the United States, and we have a limited history addressing those risks and meeting those challenges. Our current international operations and future initiatives, including Southeast Asia, will involve a variety of risks, including:
•localization of our services, including translation into foreign languages and associated expenses;
•regulation of our services as traditional telecommunications services, requiring us to obtain authorizations or licenses to operate in foreign jurisdictions, or alternatively preventing us from selling our full suite of services, or any services at all, in such jurisdictions;
•changes in a specific country or region's regulatory requirements, taxes, trade laws, or political or economic conditions;
•increased competition from regional and global cloud communications competitors in the various geographic markets in which we compete where such markets may have different sales cycles, selling processes, and feature requirements which may limit our ability to compete effectively in different regions globally;
•more stringent regulations relating to data security and the unauthorized use of, access to, and transfer of, commercial and personal information, particularly in the European Union, or EU;
•differing labor regulations, especially in the EU and Latin America, where labor laws are generally more advantageous to employees as compared to the United States, including deemed hourly wage and overtime regulations in these locations;
•challenges inherent in efficiently managing an increased number of employees over large geographic distances, including the need to implement appropriate systems, policies, benefits and compliance programs;
•difficulties in managing a business in new markets with diverse cultures, languages, customs, legal systems, alternative dispute systems and regulatory systems;
•increased travel, real estate, infrastructure and legal compliance costs associated with international operations;
•different pricing environments, longer sales cycles, longer accounts receivable payment cycles and other collection difficulties;

•currency exchange rate fluctuations and the resulting effect on our revenue and expenses, and the cost and risk of entering into hedging transactions if we chose to do so in the future;
•limitations on our ability to reinvest earnings from operations in one country to fund the capital needs of our operations in other countries;
•laws and business practices favoring local competitors or general preferences for local vendors;
•limited or insufficient intellectual property protection;
•political instability or terrorist activities;
•exposure to liabilities under anti-corruption and anti-money laundering laws, including the U.S. Foreign Corrupt Practices Act, the U.K. Bribery Act 2010, trade and export laws such as those enforced by the Office of Foreign Assets Control (OFAC) of the U.S. Department of the Treasury, and similar laws and regulations in other jurisdictions;
•continuing uncertainty regarding social, political, immigration, and tax and trade policies in the U.S. and abroad, including as a result of the United Kingdom's vote to withdraw from the European Union;
•regional travel restrictions, business closures and shelter-in-place orders and resulting from COVID-19; and
•adverse tax burdens and foreign exchange controls that could make it difficult to repatriate earnings and cash.
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
We face risks related to acquisitions now and in the future that may divert our management's attention, result in dilution to our stockholders and consume resources that are necessary to sustain and grow our existing business.
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
If appropriate opportunities present themselves, we may decide to acquire such companies, or their products, technologies or assets. Acquisitions involve numerous risks, and there is no guarantee that we will ultimately strengthen our competitive position or achieve other benefits expected from the transaction. Among other risks we may encounter in connection with acquisitions:
•We may experience difficulty and delays in integrating the products, technology platform, operations, systems and personnel of the acquired business with our own, particularly if the acquired business is outside of our core competencies;
•We may not be able to manage the acquired business, or the integration process, effectively, which may limit our ability to realize the financial and strategic benefits we expected from the transaction;
•The acquisition and integration may divert management’s attention from our day-to-day operations and disrupt the ordinary functioning of our ongoing business;
•We may have difficulty establishing and maintaining appropriate governance, reporting relationships, policies, controls and procedures for the acquired business, particularly if it is based in a country or region where we did not previously operate;
•Any failure to successfully manage the integration process may also adversely impact relationships with our employees, suppliers, customers and business partners, or those of the acquired business, and may result in increased churn or the loss of key customers, business partners or employees for our business or those of the acquired business;
•We may become subject to new or more stringent regulatory compliance obligations and costs by virtue of the acquisition, including risks related to international acquisitions that may operate in new jurisdictions or geographic areas where we may have no or limited experience;
•We may become subject to litigation, investigations, proceedings, fines or penalties arising from or relating to the transaction or the acquired business, and any resulting liabilities may exceed our forecasts;
•We may acquire businesses with different revenue models, customer concentration risks, and contractual relationships;
•We may assume long-term contractual obligations, commitments or liabilities (for example, those relating to leased facilities), which could adversely impact our efforts to achieve and maintain profitability and impair our cash flow;
•We may not successfully evaluate or utilize the acquired technology and accurately forecast the financial impact of an acquisition transaction, including accounting charges; and
•The acquisition may create a drag on our overall revenue growth rate, which could lead analysts and investors to reduce their valuation of our company.
In addition, we may have to pay cash, incur debt, or issue equity securities to pay for any such acquisition, each of which could affect our financial condition or the value of our capital stock. The sale of equity to finance any such acquisitions could result in dilution to our stockholders. If we incur more debt, it would result in increased fixed obligations and could also subject us to covenants or other restrictions that would impede our ability to flexibly operate our business.
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
The functionality and popularity of our cloud software solutions depends, in part, on our ability to integrate our services with third-party applications and platforms, including enterprise resource planning, customer relations management, human capital management, workforce management, and other proprietary application suites. Third-party providers of applications and application programmable interfaces, or APIs, may change the features of their applications and platforms, restrict our access to their applications and platforms or alter the terms governing use of their applications and APIs and access to those applications and platforms in an adverse manner. Such changes could functionally limit or terminate our customers’ ability to use these third-party applications and platforms in conjunction with our services, which could negatively impact our offerings and harm our business. If we fail to integrate our software with new third-party back-end enterprise applications and platforms used by our customers, we may not be able to offer the functionality that our customers need, which would negatively impact our ability to generate revenue and adversely impact our business.
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
We rely on third-party network service providers to originate and terminate substantially all of the PSTN calls using our cloud-based services. We leverage the infrastructure of third-party network service providers to provide telephone numbers, PSTN call termination and origination services, and local number portability for our customers rather than deploying our own network throughout the United States and internationally. We use the infrastructure of third-party network service providers, such as Equinix, Inc. and CenturyLink, Inc. and public cloud providers including AWS and Oracle, to provide our cloud services over their networks rather than deploying our own network connectivity. These decisions have resulted in lower capital and operating costs for our business in the short-term, but have reduced our operating flexibility and ability to make timely service changes. If any of these network service providers cease operations or otherwise terminate the services that we depend on or become unwilling to supply cost-effective services to us in the future, the delay in switching our technology to another network service provider, if available, and qualifying this new service provider could have a material adverse effect on our business, financial condition or operating results. In addition, the rates we pay to our network service providers and other intermediaries may also change more rapidly than we change the pricing we charge our customers, which may reduce our profitability and increase the retail price of our service.
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

Risks Related to Regulatory Matters
Vulnerabilities to security breaches, cyber intrusions and other malicious acts could adversely impact our business.
Our operations depend on our ability to protect our network from interruption by damage from hackers, social engineering and phishing, ransomware, computer viruses, worms, other malicious software programs or similar disruptive problems or other events beyond our control. In the past, we have been subject to denial or disruption of service ("DDOS"), and we may be subject to DDOS attacks in the future. We cannot assure you that our backup systems, regular data backups, security protocols, DDOS mitigation and other procedures that are currently in place, or that may be in place in the future, will be adequate to prevent significant damage, system failure or data loss.
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
We process many types of data, including personal data in the course of our business. As such, we are subject to the data privacy and protection laws and regulations adopted by federal, state and foreign governmental agencies, including the European Union’s General Data Protection Regulation ("GDPR") and the California Consumer Privacy Act ("CCPA"). Data privacy and protection is highly regulated in many jurisdictions and may become the subject of additional regulation in the future. For example, lawmakers and regulators worldwide are considering proposals that would require companies, like us, that encrypt users' data to ensure access to such data by law enforcement authorities. Privacy laws restrict our processing of personal information, provided to us by our customers as well as data we collect from our customers and employees. We strive to comply with all applicable laws, regulations, policies and legal obligations relating to privacy and data protection. However, if we fail to comply, we may be subject to fines, penalties and lawsuits, statutory damages at both the federal and state levels in the U.S., substantial fines and penalties under the European Union’s GDPR, class action lawsuits, and our reputation may suffer. We may also be required to make modifications to our data practices that could have an adverse impact on our business, including increasing our operating costs which may cause us to increase our prices making our services less competitive.

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
As a provider of interconnected VoIP services, we are subject to various international, federal, state and local requirements applicable to our industry, including those that address, among other matters, acceptable marketing practices, the accessibility of 9-1-1 or other international emergency services, local number porting, robo-calling, and caller ID spoofing. The failure of our products and services to comply, or delays in compliance, with various existing and evolving standards could delay or interrupt our introduction of new products, subject us to fines or other imposed penalties, or harm our reputation, any of which would have a material adverse effect on our business, financial condition or operating results.
Regulations to which we may be subject address the following matters, among others:
•license requirements that apply to providers of communications services in many jurisdictions;
•our obligation to contribute to various Universal Service Fund programs, including at the state level;
•monitoring on rural call completion rates;
•safeguarding and use of Customer Proprietary Network Information ("CPNI");
•rules concerning access requirements for users with disabilities;
•our obligation to offer 7-1-1 abbreviated dialing for access to relay services;
•compliance with the requirements of U.S. and foreign law enforcement agencies, including the Communications Assistance for Law Enforcement Act ("CALEA"), and cooperation with local authorities in conducting wiretaps, pen traps and other surveillance activities;
•the ability to dial 9-1-1 (or corresponding numbers in regions outside the U.S.), auto-locate E-911 calls (or corresponding equivalents) when required, and access emergency services;
•the transmission of telephone numbers associated with calling parties between carriers and service providers like us;
•regulations governing outbound dialing, including the Telephone Consumer Protection Act; and
•FCC and other regulators efforts to combat robo-calling and caller ID spoofing.
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
In June 2019, the FCC ruled that providers of voice services may by default (subject to opt-out by subscribers) block voice traffic based on reasonable analytics designed to identify unwanted calls. In March 2020, the FCC required that all voice service providers implement the STIR/SHAKEN caller ID authentication framework in the Internet Protocol (IP) portions of their networks by June 30, 2021. There is significant uncertainty regarding how STIR/SHAKEN will work. For example, there is currently no accepted standard by which voice service providers that do not have authorization to directly obtain telephone numbers will be able to authenticate calls originated by their customers. We have obtained authorization to directly obtain telephone numbers in the U.S. in order to be able to authenticate calls under STIR/SHAKEN originated by our subscribers. The STIR/SHAKEN framework will likely be used throughout the world.  It is likely that the standards to obtain STIR/SHAKEN signing authority in other countries will differ from the U.S. requirements and similar to the U.S., there are no accepted standards yet for how voice service providers that do not have direct STIR/SHAKEN signing authority will be able to authenticate calls originated by their customers.  In addition, foreign regulators have allowed terminating voice service providers to block voice traffic to address robo-calling or other unwanted calls.  If we do not have a solution in place for STIR/SHAKEN when STIR/SHAKEN becomes widely adopted, our business could be harmed as we would be unable to authenticate originating calls from our subscriber’s telephone numbers under STIR/SHAKEN.  Call recipients would be less likely to answer non-authenticated calls. In addition, the terminating voice service providers may block calls that are not authenticated under STIR/SHAKEN as the lack of authentication could be viewed as a reasonable indication that the call is unwanted by the recipient. This would make our service less desirable for our customers. Further if we do not have STIR/SHAKEN caller ID authentication in place when required, we could be subject to regulatory enforcement action.

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
The accounting method for convertible debt securities that may be settled in cash, such as our notes, could have a material effect on our reported financial results.
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
In the future, we may sell additional shares of our common stock or equity-linked securities to raise capital. In addition, a substantial number of shares of our common stock is reserved for issuance upon the exercise of stock options, upon the vesting and settlement of restricted stock units and performance units, stock purchases in connection with our Employee Stock Purchase Program, and upon conversion of our notes. We cannot predict the size of future issuances or the effect, if any, that they may have on the market price for our common stock. The issuance and sale of substantial amounts of common stock or equity-linked securities, or the perception that such issuances and sales may occur, could adversely affect the trading price of the notes and the market price of our common stock and impair our ability to raise capital through the sale of additional equity or equity-linked securities.
Certain provisions in our charter documents and Delaware law could discourage takeover attempts.
Our restated certificate of incorporation and by-laws contain provisions that could have the effect of delaying or preventing changes in control or changes in our management without the consent of our board of directors, including, among other things:
•no cumulative voting in the election of directors, which limits the ability of minority stockholders to elect director candidates;
•the ability of our board of directors to issue shares of preferred stock and to determine the price and other terms of those shares, including preferences and voting rights, without stockholder approval, which could be used to significantly dilute the ownership of a hostile acquirer;
•the exclusive right of our board of directors to elect a director to fill a vacancy created by the expansion of our board of directors or the resignation, death or removal of a director, which prevents stockholders from being able to fill vacancies on our board of directors;
•a prohibition on stockholder action by written consent, which forces stockholder action to be taken at an annual or special meeting of our stockholders;
•the requirement that a special meeting of stockholders may be called only by a majority vote of our Board of Directors or by stockholders holdings shares of our common stock representing in the aggregate a majority of votes then outstanding, which could delay the ability of our stockholders to force consideration of a proposal or to take action, including the removal of directors;
•the ability of our board of directors, by majority vote, to amend our by-laws, which may allow our board of directors to take additional actions to prevent a hostile acquisition and inhibit the ability of an acquirer to amend our by-laws to facilitate a hostile acquisition; and
•advance notice procedures with which stockholders must comply to nominate candidates to our board of directors or to propose matters to be acted upon at a stockholders' meeting, which may discourage or deter a potential acquirer from conducting a solicitation of proxies to elect the acquirer's own slate of directors or otherwise attempting to obtain control of us.
We are also subject to certain anti-takeover provisions under the General Corporation Law of the State of Delaware ("DGCL"). Under Section 203 of the DGCL, a corporation may not, in general, engage in a business combination with any holder of 15% or more of its capital stock unless the holder has held the stock for three years or (a) our board of directors approves the transaction prior to the stockholder acquiring the 15% ownership position, (b) upon consummation of the transaction that resulted in the stockholder acquiring the 15% ownership position, the stockholder owns at least 85% of the outstanding voting stock (excluding shares owned by directors or officers and shares owned by certain employee stock plans) or (c) the transaction is approved by the board of directors and by the stockholders at an annual or special meeting by a vote of 66 2/3% of the outstanding voting stock (excluding shares held or controlled by the interested stockholder). These provisions in our restated certificate of incorporation and by-laws and under Delaware law could discourage potential takeover attempts.

General Risk Factors
COVID-19 and any economic difficulty it triggers could significantly harm our business.
The global spread of COVID-19 has created significant volatility, uncertainty and economic disruption, particularly for small and medium-sized businesses. Many of our existing and prospective customers have experienced economic hardship. This could reduce the demand for our cloud services, delay and lengthen sales cycles, increase customer churn, force us to lower the prices for our services and/or provide customers with service credits, and lead to slower growth or even a decline in our revenues, operating results and cash flows. The impact of COVID-19 on demand for our services depends on numerous evolving factors including: the duration and scope of the pandemic; governmental, business and individuals’ actions that have been and continue to be taken in response to the pandemic; the rate of vaccinations globally and the efficacy of available vaccines; the effect on our customers and customer demand and their ability to pay for our services; disruptions to third-party data centers and Internet service providers; and any decline in the quality and/or availability of our services. And it It is possible that as businesses return to in-person work the demand for some of our products could decline.
The impact of COVID-19 on macroeconomic conditions has at some periods also impacted the functioning of financial and capital markets, foreign currency exchange rates and interest rates. Since we are not cash flow positive, depending on the duration of the COVID-19 crisis and any economic recession that it triggers, we may need to access the capital markets at an unfavorable time. If we need to access the capital markets, there can be no assurance that financing may be available on attractive terms, if at all.
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

ITEM 1B. UNRESOLVED STAFF COMMENTS
None.
ITEM 2. PROPERTIES
Our principal operations are located in Campbell, California. Outside the United States our operations are conducted primarily in leased office space located in the United Kingdom (primarily used for sales and support in Europe), Romania (primarily used for support, research and development), and Singapore (primarily used for regional sales and marketing, procurement, product and engineering, and regional support functions).
In addition, we lease space from third-party data center hosting facilities under co-location agreements in the United States and in a number of countries across the globe, including those in South America, Europe, and Asia Pacific.
For additional information regarding our obligations under leases, see Note 5, Leases in the Notes to Consolidated Financial Statements contained in Part II, Item 8 of this Annual Report.
ITEM 3. LEGAL PROCEEDINGS
Information with respect to this item may be found in Note 6, Commitments and Contingencies in the Notes to Consolidated Financial Statements contained in Part II, Item 8 of this Annual Report, under “Legal Proceedings” which is incorporated herein by reference.
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
Number of Common Stockholders
As of May 13, 2021, there were approximately 187 holders of record of our common stock. The actual number of stockholders is greater than this number of record holders and includes stockholders who are beneficial owners but whose shares are held in street name by brokers and other nominees.
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
The graph below shows the cumulative total stockholder return over a five year period assuming the investment of $100 on March 31, 2016 in each of 8x8's common stock, the NYSE Composite Index, the Russell 2000 Index and the Nasdaq Composite Computer & Data Processing Index. The graph is furnished, not filed, and the historical return cannot be indicative of future performance.

Issuer Purchases of Equity Securities
There was no activity under the Repurchase Plan for the year ended March 31, 2021. The value of shares that may yet to be purchased under the Repurchase Plan is approximately $7.1 million.

ITEM 6. SELECTED FINANCIAL DATA
The following table sets forth selected consolidated financial data of 8x8, Inc. for each year in the five year periods ended March 31, 2017 through March 31, 2021. The following selected consolidated financial data is qualified by reference to, and should be read in conjunction with, "Management's Discussion and Analysis of Financial Condition and Results of Operations," and with the consolidated financial statements, related notes thereto, and other financial information included elsewhere in this Annual Report.

	Years Ended March 31,
	2021	2020	2019	2018	2017
	(in thousands, except per share amounts)
Total revenues	$532,344	$446,237	$352,586	$296,500	$253,388
Net loss	$(165,585)	$(172,368)	$(88,739)	$(104,497)	$(4,751)
Net loss per share:
Basic and diluted	$(1.57)	$(1.72)	$(0.94)	$(1.14)	$(0.05)
Total assets	$678,409	$700,641	$546,358	$277,209	$333,855
Accumulated deficit	$(591,055)	$(422,670)	$(250,302)	$(201,464)	$(114,610)
Total stockholders' equity	$160,504	$190,731	$249,390	$218,774	$288,601
ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
OVERVIEW
We are a leading SaaS provider of voice, video, contact center, and communication APIs powered by a global cloud communications platform. From our proprietary cloud technology platform, organizations across all their locations and employees have access to unified communications, team collaboration, video conferencing, contact center, data and analytics, communication APIs, and other services, enabling them to be more productive and responsive to their customers.
Our customers range from small businesses to large enterprises and their users are spread across more than 150 countries. In recent years, we have increased our up-market focus on the mid-market and enterprise customer sectors.
We have a portfolio of cloud-based offerings that are subscription based, made available at different rates varying by the specific functionalities, services and number of users. We generate service revenue from communications services subscriptions and platform usage. We generate other revenue from professional services and the sale of office phones and other hardware equipment. We define a “customer” as one or more legal entities to which we provide services pursuant to a single contractual arrangement. In some cases, we may have multiple billing relationships with a single customer (for example, where we establish separate billing accounts for a parent company and each of its subsidiaries).
Our flagship service is our 8x8 X Series, a suite of UCaaS and CCaaS solutions, which consist of service plans of increasing functionality designated X1, X2, etc., through X8. With 8x8 X Series, we provide enterprise-grade voice, unified communications, video meetings, team collaboration, and contact center functionalities from a single platform. We also offer standalone SaaS services for contact center, video meetings, and enterprise communication APIs. Through our July 2019 acquisition of Wavecell Pte. Ltd., an Asia-based global communication platform as a service CPaaS provider of SMS, messaging, voice and video APIs to enterprises, we expanded our API offerings both geographically and in scope. We expect to continue integrating these services into our platform, as we believe in the value of the collective solutions.
Throughout fiscal 2021, the Company incurred professional services and related engineering costs to upgrade our customers to the 8x8 X Series platform. As of March 31, 2021, we have upgraded substantially all of our customers to X Series, and intend to complete remaining upgrades in fiscal 2022. While we may not be able to recover these costs from our customers, we believe that we will realize other benefits including reducing the number of platforms that we are required to support and improved customer retention.
SUMMARY AND OUTLOOK
In fiscal 2021, our total service revenue grew approximately 20% year-over-year to $496.0 million. We continued to show an increase in our average annualized service revenue per customer, which grew to $8,439 in fiscal 2021, from $7,876 in fiscal 2020, as we are selling more to mid-market and enterprise customers. Annual service revenue from mid-market and enterprise customers represented 47% of total annual service revenue and grew 31% over the prior year. We also increased the number of deals where customers purchase our integrated communications and contact center solutions, which we have referred to as bundled deals, 67% of our new bookings greater than $12,000 of annualized recurring revenue were from customers that selected bundled UCaaS and CCaaS, as compared to 60% one year ago.

Our continued business focus is on achieving improved operating efficiencies while delivering revenue growth. In fiscal 2021, while we continued to make important investments in our products and technology platform, management recognized the importance of driving toward profitability for sustainable scale. We focused on key areas of spend in our go-to-market strategy and improving gross margin and operating margin through increased spend discipline. Additionally, we looked to drive improved efficiencies in our customer acquisition and operations, and focused on expanding our business upmarket with mid-market and enterprise customers. We believe that this approach will enable the Company to grow and capture market share during this phase of industry disruption, in a cost-effective way, and support the Company in pursuit of its path to profitability and operating cashflow improvement.
In prior years, we made strategic investments in R&D and marketing, which we considered necessary and important for delivering a robust platform to our customers and establishing the appropriate demand generation channels to connect our customers to our solutions. In fiscal 2019, we launched 8x8 X Series, our single-technology platform, and re-aligned our channel and marketing functions to support a more scalable, higher-growth, go-to-market strategy, in response to the shift of businesses from legacy on-premise communication solutions to cloud-based services. We believe that this industry trend continued throughout our fiscal 2021. Accordingly, we continued to invest in our business, but with a concurrent focus on scale and managing costs with the goal of driving to profitability.
In fiscal 2022, we plan to continue making investments in activities to acquire more customers, including investing in our marketing efforts, internal and field sales capacity, and research and development. We also intend to continue investing in our indirect channel programs to acquire more third-party selling agents to help sell our solutions, including VARs and master agent programs.
NEW CEO APPOINTMENT
On December 10, 2020, we appointed David Sipes as Chief Executive Officer and a member of the board of directors.
IMPACTS OF COVID-19
The full extent of the impact of the COVID-19 pandemic on our business, operations and financial results will depend on numerous evolving factors that we may not be able to accurately predict, including those set forth under the section entitled "Risk Factors." In an effort to contain COVID-19 or slow its spread, governments around the world have enacted various measures, including orders to close non-essential businesses, isolate residents to their homes, and practice social distancing. To protect the health and safety of our employees, our workforce has spent significant time working from home and travel has been curtailed for our employees as well as our customers. Small and medium-sized customers have been particularly impacted by the COVID-19 pandemic. We have also experienced significant increases in usage by existing customers as our customers’ workforces are required to work from home in response to the COVID-19 pandemic accelerating trends we have seen in distributed workforces increasingly relying on cloud communication systems like ours. While we anticipate that the global health crisis caused by COVID-19 and the measures enacted to slow its spread will negatively impact business activity across the globe, it is not clear what its potential effects will be on our business, including the effects on our customers, suppliers or vendors, or on our financial results.
COMPONENTS OF RESULTS OF OPERATIONS
Service Revenue
Service revenue consists of communication services subscriptions, platform usage revenue, and related fees from our UCaaS, CCaaS, and CPaaS offerings. We plan to continue driving our business to increase service revenue through a combination of increased sales and marketing efforts, geographic expansion of our customer base outside the United States, innovation in product and technology, and through strategic acquisitions of technologies and businesses.
Other Revenue
Other revenue consists of revenues from professional services, primarily in support of deployment of our solutions and/or platform, and revenues from sales and rentals of IP telephones in conjunction with our cloud telephony service. Other revenue is dependent on the number of customers who choose to purchase or rent an IP telephone in conjunction with our service instead of using the solution on their cell phone, computer or other compatible device, and/or choose to engage our services for implementation and deployment of our cloud services.
Cost of Service Revenue
Cost of service revenue consists primarily of costs associated with network operations and related personnel, technology licenses, amortization of capitalized internal-use software, other communication origination and termination services provided by third-party carriers and outsourced customer service call center operations, and other costs such as customer service, and technical support costs. We allocate overhead costs such as IT and facilities to cost of service revenue, as well as to each of the operating expense categories, generally based on relative headcount. Our IT costs include costs for IT infrastructure and personnel. Facilities costs primarily consist of office leases and related expenses.

Cost of Other Revenue
Cost of other revenue consists primarily of direct and indirect costs associated with the purchasing of IP telephones as well as the scheduling, shipping and handling, personnel costs, expenditures incurred in connection with the professional services associated with the deployment and implementation of our products, and allocated IT and facilities costs.
Research and Development
Research and development expenses consist primarily of personnel and related costs, third-party development, software and equipment costs necessary for us to conduct our product, platform development and engineering efforts, and allocated IT and facilities costs.
Sales and Marketing
Sales and marketing expenses consist primarily of personnel and related costs, sales commissions, including those to the channel, trade shows, advertising and other marketing, demand generation, promotional expenses, and allocated IT and facilities costs.
General and Administrative
General and administrative expenses consist primarily of personnel and related costs, professional services fees, corporate administrative costs, tax and regulatory fees, and allocated IT and facilities costs.
Other Income (Expense), net
Other income (expense), net, consists primarily of interest expense related to the convertible notes, offset by income earned on our cash, cash equivalents, investments, and foreign exchange gain/losses.
Provision for Income Taxes
Provision for income taxes consists primarily of foreign income taxes and state minimum taxes in the United States. As we expand the scale of our international business activities, any changes in the U.S. and foreign taxation of such activities may increase our overall provision for income taxes in the future. We have a valuation allowance for our U.S. deferred tax assets, including federal and state net operating loss carryforwards ("NOLs"). We expect to maintain this valuation allowance until it becomes more likely than not that the benefit of our federal and state deferred tax assets will be realized by way of expected future taxable income in the United States.
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
Revenue
Service revenue

	For the years ended March 31,			Change
	2021	2020	2019	2021 vs 2020		2020 vs 2019
Service revenue	$495,985	$414,078	$325,305	$81,907	19.8%	$88,773	27.3%
Percentage of total revenue	93.2%	92.8%	92.3%
Service revenue increased for fiscal 2021, as compared with fiscal 2020, primarily due to a net increase in our customer base, expanded offerings to existing customers, and growth in related usage; service revenue from new customers was primarily driven by sales of standalone and bundled UCaaS and CCaaS deals, globally, to our mid-market and enterprise customers. The increase in service revenue was also attributable to growth in usage revenue generated by our CPaaS products primarily in the APAC region. Our service subscriber base grew from approximately 55,000 customers on March 31, 2020 to approximately 58,000 customers on March 31, 2021.
Service revenue increased for fiscal 2020, as compared with fiscal 2019, primarily due to a net increase in our customer subscriber base, with the largest part of the increase coming from our mid-market and enterprise customers, who are our fastest growing customer sector, contributing to an increase in the average annual service revenue per customer. This increase was primarily due to organic growth and, to a lesser extent, CPaaS revenue generated in connection with our acquisition of Wavecell in July 2019. Our service subscriber base grew from approximately 52,000 customers on March 31, 2019 to approximately 55,000 customers on March 31, 2020.

We expect total service revenue to grow over time with our diverse platform offering as our business continues to expand globally and across broader customer categories.

Other revenue

	For the years ended March 31,			Change
	2021	2020	2019	2021 vs 2020		2020 vs 2019
Other revenue	$36,359	$32,159	$27,281	$4,200	13.1%	$4,878	17.9%
Percentage of total revenue	6.8%	7.2%	7.7%
Other revenue increased in fiscal 2021, as compared to fiscal 2020, primarily due to increased professional services revenue resulting from the overall growth in our business and customer base, partially offset by a decrease in product revenue as a result of a shift toward our hardware rental program.
Other revenue increased in fiscal 2020, as compared to fiscal 2019, primarily due to increased professional services revenue resulting from the overall growth in our business and customer base and increased product revenue.
We expect other revenue to grow over time as our customer base grows, particularly in mid-market and enterprise, as we focus on delivering enhanced platform offerings to existing and new customers.
No single customer represented more than 10% of our total revenues during fiscal years 2021, 2020, or 2019.
Revenues are attributed to countries based on the shipment destination and the customer's service address. The following table illustrates our revenues by geographic area:

	For the years ended March 31,
	2021	2020	2019
United States	73%	79%	86%
International	27%	21%	14%
Total	100%	100%	100%
Revenue generated from international customers increased in fiscal years 2021 and 2020, as compared to fiscal 2019 due to expansion in both EMEA and APAC regions, including those added in connection with our acquisition of Wavecell.
Cost of Revenue

Cost of service revenue

	For the years ended March 31,			Change
	2021	2020	2019	2021 vs 2020		2020 vs 2019
Cost of service revenue	$180,082	$145,013	$86,122	$35,069	24.2%	$58,891	68.4%
Percentage of service revenue	36.3%	35.0%	26.5%
Cost of service revenue increased in fiscal 2021, as compared to fiscal 2020, primarily due to a $33.6 million increase in communication infrastructure costs incurred to deliver our services, including those in connection with CPaaS, a $6.4 million increase in amortization of capitalized internal-use software, and a $3.4 million increase in stock-based compensation expense. These increases were partially offset by a decrease of $5.3 million in employee and consulting related expenditures and a decrease of $2.5 million in depreciation and amortization of intangible assets.
Cost of service revenue increased in fiscal 2020, as compared to fiscal 2019, primarily due to a $33.8 million increase in communication infrastructure costs incurred to deliver our services, including those in connection with CPaaS, a $7.1 million increase in amortization of capitalized internal-use software costs, a $6.5 million increase in facilities and other allocated expenses, a $6.8 million increase in employee and consulting related expenditures, $1.9 million increase in amortization of intangibles, and a $1.1 million increase in software expense.
We expect cost of service revenue will increase in absolute dollars in future periods as revenue continues to grow.

Cost of other revenue

	For the years ended March 31,			Change
	2021	2020	2019	2021 vs 2020		2020 vs 2019
Cost of other revenue	$50,068	$56,215	$43,850	$(6,147)	(10.9)%	$12,365	28.2%
Percentage of other revenue	137.7%	174.8%	160.7%
Cost of other revenue decreased in fiscal 2021, as compared to fiscal 2020, primarily due to reductions in hardware shipment volume, improved pricing, and increase in our hardware rental program, which has better margins than hardware sales.
Cost of other revenue increased in fiscal 2020, as compared to fiscal 2019, primarily due to increased product shipments and personnel and other costs associated with customer deployments.
Operating Expenses
Research and development

	For the years ended March 31,			Change
	2021	2020	2019	2021 vs 2020		2020 vs 2019
Research and development	$92,034	$77,790	$62,063	$14,244	18.3%	$15,727	25.3%
Percentage of total revenue	17.3%	17.4%	17.6%
Research and development expenses increased in fiscal 2021, as compared to fiscal 2020, primarily due to an $11.9 million increase in stock-based compensation expense, a $3.0 million reduction in capitalized internal-use software costs, and a $1.2 million increase in depreciation and amortization of software. These increases were partially offset by a $1.2 million decrease in travel related costs.
Research and development expenses increased in fiscal 2020, as compared to fiscal 2019, primarily due to an $8.6 million increase in stock-based compensation expenses, a $3.7 million increase in payroll and related expenses, net of capitalized internal-use software costs, a $2.2 million increase in amortization of capitalized internal-use software costs, and a $1.5 million increase in software expenses.
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
Sales and marketing

	For the years ended March 31,			Change
	2021	2020	2019	2021 vs 2020		2020 vs 2019
Sales and marketing	$256,231	$240,013	$177,976	$16,218	6.8%	$62,037	34.9%
Percentage of total revenue	48.1%	53.8%	50.5%
Sales and marketing expenses increased in fiscal 2021, as compared to fiscal 2020, primarily due to a $14.9 million increase in channel commissions, a $13.7 million increase in stock-based compensation expense, a $8.3 million increase in amortization of deferred sales commission costs, a $3.7 million increase in marketing software and application costs, and a $3.2 million increase in employee and consulting related expenditures. These increases were partially offset by a decrease of $27.2 million in marketing program and public cloud expenses due to gained efficiencies in lead generation and brand awareness, along with a reduction in travel related costs.
Sales and marketing expenses increased in fiscal 2020, as compared to fiscal 2019, primarily due to a $20.4 million increase in advertising and marketing expenses, a $16.1 million increase in payroll and related expenses from expansion of our sales force, an $8.3 million increase in stock-based compensation expenses, a $7.2 million increase in commission expenses, a $5.3 million increase in amortization of deferred sales commissions, a $1.5 million increase in recruiting and outside services, a $1.3 million increase in licenses and fees, and a $0.9 million increase in depreciation and amortization of intangibles.
We plan to continue investing in sales and marketing to attract and retain customers on our platform and to increase our brand awareness. While we expect to continue to improve our cost structure and achieve operational efficiencies, we expect that sales and marketing expenses will increase in absolute dollars in future periods and vary from period-to-period as a percentage of revenue.

General and administrative

	For the years ended March 31,			Change
	2021	2020	2019	2021 vs 2020		2020 vs 2019
General and administrative	$100,078	$87,025	$72,208	$13,053	15.0%	$14,817	20.5%
Percentage of total revenue	18.8%	19.5%	20.5%
General and administrative expenses increased in fiscal 2021, as compared to fiscal 2020, primarily due to a $6.4 million increase in stock-based compensation expense, a $5.7 million increase in professional services and payroll and related expenses, including CEO succession costs, a $1.3 million higher allowance for credit losses, partially in response to external market factors and uncertainties in connection with the COVID-19 pandemic, and a $1.8 million increase in depreciation expense. These increases were partially offset by a $2.2 million decrease in acquisition and integration costs.
General and administrative expenses increased in fiscal 2020, as compared to fiscal 2019, primarily due to an $11.8 million  increase in payroll and related expenses, a $7.9 million increase in stock-based compensation expenses, a $3.5 million increase in rent expense related to additional office spaces, a $2.4 million increase in bad debt expense, and a $2.4 million increase in acquisition and integration related expenses. These increases were partially offset by a decrease in allocated costs of $7.0 million, and the non-recurrence of sales and use tax expenses of $7.6 million that the Company recognized in fiscal 2019.
We expect to continue improving our cost structure and achieve operational efficiencies, and therefore also expect that general and administrative expenses as a percentage of total revenue will decline over time.
Other income (expense), net

	For the years ended March 31,			Change
	2021	2020	2019	2021 vs 2020		2020 vs 2019
Other income (expense), net	$(18,593)	$(11,717)	$1,463	$(6,876)	58.7%	$(13,180)	(900.9)%
Percentage of total revenue	(3.5)%	(2.6)%	0.4%
The change in Other income (expense), net in fiscal 2021, as compared to fiscal 2020, was primarily due to $4.0 million of lower interest income and a $3.1 million increase in expense related to contractual interest, amortization of debt discount, and amortization of issuance costs associated with additional convertible notes issued in November 2019. These amounts were partially offset by an increase in other income of $0.6 million.
The change in Other income (expense), net in fiscal 2020, as compared to fiscal 2019, primarily related to recognition of interest, amortization of debt discount, and amortization of issuance costs associated with our convertible senior notes issued in the fourth quarter of fiscal 2019 and the third quarter of fiscal 2020, which totaled $15.6 million in fiscal 2020, as compared to $1.5 million in fiscal 2019. This increase in other expense was partially offset by an increase in interest income of $1.6 million.
With the recognition of interest expense and amortization of debt discount and issuance costs in connection with our convertible senior notes, we expect Other income (expense), net to continue to be in a net expense position for the foreseeable future.
Provision for income taxes

	For the years ended March 31,			Change
	2021	2020	2019	2021 vs 2020		2020 vs 2019
Provision for income taxes	$843	$832	$569	$11	1.3%	$263	46.2%
Percentage of total revenue	0.2%	0.2%	0.2%
For the years ended March 31, 2021 and 2020, we recorded income tax expense of $0.8 million and $0.8 million, respectively, mostly related to the current tax liabilities of profitable foreign subsidiaries and U.S. state minimum taxes. Our effective tax rate for each period differs from the statutory rate primarily due to a full valuation allowance against our deferred tax assets.
We record deferred taxes based on differences between the financial statement basis and tax basis of assets and liabilities and available tax loss and credit carryforwards. In evaluating our ability to utilize our deferred tax assets, we consider available evidence, both positive and negative, in determining future taxable income on a jurisdiction-by-jurisdiction basis. We record a valuation allowance against deferred tax assets if, based on the weight of the evidence, it is more likely than not that some portion or all of the deferred tax assets will not be realized. A significant item of objective negative evidence considered was the historical three-year cumulative pretax loss reached in fiscal 2018. We continue to remain in a cumulative pretax loss position, and therefore, continued to maintain a full valuation allowance against our U.S., U.K., and Singapore deferred tax assets.
Liquidity and Capital Resources
As of March 31, 2021, we had $152.9 million of cash and cash equivalents and short-term investments. In addition, we had $8.6 million in restricted cash in support of letters of credit securing leases for office facilities in California and New York. During fiscal 2021, $10.4 million previously held in escrow for our acquisition of Wavecell was released.

As of March 31, 2020, we had $170.9 million of cash and cash equivalents and short-term investments. In addition, we had $19.0 million in restricted cash, of which $8.6 million was in support of letters of credit securing leases for office facilities in California and New York and $10.4 million was held in escrow for our acquisition of Wavecell, pursuant to the terms of the acquisition agreement.
On March 27, 2020, the Coronavirus Aid, Relief, and Economic Security Act (the "CARES Act") was passed into law, which amended portions of relevant tax laws and provided relief to certain qualifying entities. In connection with the CARES Act, the Company elected to defer certain employer payroll taxes, which reduced cash usage by approximately $5.0 million through December 31, 2020, of which approximately $2.5 million will be remitted to tax authorities during the third quarter of fiscal 2022 and the remaining amount due will be remitted in the third quarter of fiscal 2023. Other jurisdictions around the world have also provided similar tax relief, which the Company has elected to receive, where applicable; these benefits have a lesser impact to our cash flows during fiscal 2021.
In June 2020, the Company offered its employees an opportunity to receive a portion of their future cash salary for fiscal 2021 in shares of the Company's common stock, which resulted in lower cash usage from payroll compensation of approximately $4 million during fiscal 2021. In addition, for fiscal 2021, the Company's executives received performance share units in place of a cash bonus plan and the timing of bonus payments for all other eligible employees was changed to semi-annually (in the third and first quarter of each fiscal year) from quarterly as in prior fiscal years.
During the fourth quarter of fiscal 2021, we received $6.4 million of operating cash inflows from our Lease Assignment. Refer to Note 5. Leases, in the Notes to Consolidated Financial Statements included in this Annual Report.
In March 2021, the Company offered its employees another opportunity to receive a portion of their fiscal 2022 cash salary and/or cash bonus in shares of the Company's common stock. Based on employee elected participation, we expect lower cash usage from payroll compensation of over $9 million during fiscal 2022.
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
Year over Year Changes
Net cash used in operating activities for fiscal 2021 was $14.1 million, as compared with $93.9 million for fiscal 2020. Cash used in or provided by operating activities is primarily affected by:
•net income or loss;
•non-cash expense items such as depreciation, amortization, and impairments;
•expense associated with stock options and stock-based awards; and
•changes in working capital accounts, particularly in the timing of collections from receivable and payments of obligations, such as commissions.
In fiscal 2021, net cash used in operating activities was primarily related to our net loss of $165.6 million, net cash outflow from sales commissions payments and recognition of deferred sales commissions of $25.1 million, and other smaller working capital changes, which were partially offset by non-cash charges such as stock-based compensation expense of $107.6 million, amortization of capitalized internal-use software costs of $26.9 million, amortization of debt discount of $16.9 million, and operating lease expenses of $15.2 million.
In fiscal 2020, net cash used in operating activities was primarily related to our net loss of $172.4 million, net cash outflow from sales commissions of $26.9 million, and other smaller working capital changes, which were partially offset by non-cash charges such as stock-based compensation expense of $70.9 million, amortization of capitalized internal-use software costs of $19.0 million, amortization of the debt discount of $14.0 million, and operating lease expenses of $15.0 million.
Net cash used in investing activities was $36.3 million in fiscal 2021, as compared to $106.3 million in fiscal 2020. The cash used in investing activities during fiscal 2021, was primarily related to capitalized internal-use software development costs of $28.8 million, net cash paid of $10.4 million in connection with our acquisition of Wavecell, and purchases of property and equipment of $6.4 million. This was partially offset by the proceeds from the sales and maturities of investments, net of purchases, of $9.3 million.
Net cash used in investing activities was $106.3 million during fiscal 2020, as compared to $10.9 million provided by investing activities in fiscal 2019. The cash used in investing activities during fiscal 2020 was primarily related to purchases of property and equipment of $35.8 million, largely in connection with the build out of our corporate office, capitalized internal-use software development costs of $31.6 million, and net cash paid of $59.1 million in connection with our acquisitions. This was partially offset by proceeds from sales and maturities of investments, net of purchases, of $20.2 million.

Net cash provided by financing activities was $13.2 million in fiscal 2021, as compared to $72.1 million in fiscal 2020. The cash provided by financing activities in fiscal 2021, was primarily from the issuance of common stock of $13.3 million, primarily from employee stock purchase plans and employee option exercises.
Net cash provided by financing activities was $72.1 million in fiscal 2020, as compared to $249.2 million provided by financing activities in fiscal 2019. The cash provided by financing activities in fiscal 2020, was primarily from the issuance of convertible debt of $73.9 million and from the issuance of common stock under employee stock purchase plans of $14.3 million. These inflows were partially offset by $9.3 million in capped call transactions and $6.6 million to settle payroll tax obligations.
Off-Balance Sheet Arrangements
As of March 31, 2021, we did not have any off-balance sheet arrangements, as defined in Item 303(a)(4)(ii) of SEC Regulation S-K, such as the use of unconsolidated subsidiaries, structured finance, special purpose entities or variable interest entities.
As set forth below in our contractual obligations table, we do have inventory purchases and other commitments incurred in the normal course of business. We may also agree in the normal course of business to indemnify other parties, including customers, lessors and parties to other transactions with us with respect to matters such as breaches of representations or covenants or intellectual property infringement or other claims made by third parties. See Note 6, Commitments and Contingencies, in the Notes to Consolidated Financial Statements included in this Annual Report for further information about our indemnification arrangements.
Contractual Obligations
Obligations related to our convertible senior notes, operating lease payments, and purchase obligations at March 31, 2021 for the next five years were as follows:

	Payments Due by Period
	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Convertible senior notes	$362,500	$—	$362,500	$—	$—
Operating lease obligations(1)	113,049	16,341	27,000	22,015	47,693
Lease assignment contract(1)	868	868	—	—	—
Purchase obligations	18,625	5,051	13,574	—	—
Total	$495,042	$22,260	$403,074	$22,015	$47,693

(1) See Note 5, Leases, in the Notes to Consolidated Financial Statements included in this Annual Report for further information.
CRITICAL ACCOUNTING POLICIES & ESTIMATES
Our consolidated financial statements are prepared in accordance with U.S. GAAP. Refer to Note 1, The Company and Significant Accounting Policies, in the Notes to Consolidated Financial Statements included in this Annual Report, which describes the significant accounting policies and methods used in the preparation of our consolidated financial statements.
We have identified the policies below as critical to our business and the understanding of our results of operations. These policies may involve a higher degree of judgment and complexity in their application and represent the critical accounting policies used in the preparation of our consolidated financial statements. Although we believe our judgments and estimates are appropriate, actual future results may differ from our estimates. If different assumptions or conditions were to prevail, the results could be materially different from our reported results. The impact and any associated risks related to these policies on our business operations is discussed throughout Management's Discussion and Analysis of Financial Condition and Results of Operations where such policies affect our reported and expected financial results.
Revenue Recognition
Significant management judgments and estimates must be made and used in connection with the revenue recognized in any accounting period. Material differences may result in the amount and timing of our revenue for any period if management made different judgments or utilized different estimates.
Revenue is recognized when performance obligations are satisfied, based on the transaction price. We generally bill our customers on a monthly basis. Contracts typically range from annual to multi-year agreements, generally with payment terms of net 30 days.
We record reductions to revenue for estimated sales returns and customer credits at the time the related revenue is recognized. Sales returns and customer credits are estimated based on our historical experience, current trends, and our expectations regarding future service delivery and platform performance. We monitor the accuracy of its sales reserve estimates by reviewing actual returns and credits and adjusts them for its future expectations to determine the adequacy of its current and future reserve needs. If actual future returns and credits differ from past experience, additional reserves may be required.

Service Revenue Recognition
Service revenue from subscriptions to our cloud-based technology platform is recognized on a ratable basis over the contractual subscription term beginning on the date that the platform is delivered to the customer until the end of the contractual period. Payments received in advance of subscription services being rendered are recorded as deferred revenue; revenue recognized for services rendered in advance of payments received are recorded as contract assets. Usage fees, when bundled, are billed in advance and recognized over time on a ratable basis over the contractual subscription term. Non-bundled usage fees are recognized as actual usage occurs.
Other Revenue Recognition
Other revenue is primarily comprised of product revenue and professional services revenue. We recognize product revenue for telephony equipment at a point in time, when transfer of control has occurred, which is generally upon shipment. Sales returns are recorded as a reduction to revenue estimated based on historical experience. Professional services for deployment, configuration, system integration, optimization, customer training or education are primarily billed on a fixed-fee basis and are performed by us directly. Professional services revenue is recognized as services are performed or upon completion of the deployment.
Allowance for Credit Losses
We account for allowances for credit losses under the current expected credit loss (“CECL”) impairment model for our financial assets, including accounts receivable, and present the net amount of the financial instrument expected to be collected. The CECL impairment model requires an estimate of expected credit losses, measured over the contractual life of an instrument, that considers forecasts of future economic conditions in addition to information about past events and current conditions. Using this model, we estimate the adequacy of the allowance for credit losses at the end of each reporting period based on the aging of the receivable balance, current and historical customer trends, communications with customers, and macro-economic conditions. Amounts are written off after considerable collection efforts have been made and the amounts are determined to be uncollectible.
Capitalized Internal-Use Software Costs
Certain software development costs for computer software developed internally or obtained for internal use are capitalized during the application development stage. We begin to capitalize our costs to develop software when preliminary development efforts are successfully completed, management has authorized and committed project funding, and it is probable that the project will be completed and the software will be used as intended. Once the project has been completed, these costs are amortized on a straight-line basis over the estimated useful life of the related asset, generally estimated to be three years. Costs incurred prior to meeting these criteria together with costs incurred for training and maintenance are expensed as incurred and recorded in the applicable income statement category, typically research and development, in our consolidated statements of operations.
ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Interest Rate Fluctuation Risk
We had cash, cash equivalents, and investments totaling $152.9 million as of March 31, 2021. Cash equivalents and investments were invested primarily in money market funds, U.S. treasury, commercial paper, and corporate bonds. Our investment policy is focused on the preservation of capital and supporting our liquidity needs. Under the policy, we invest in highly rated securities, while limiting the amount of credit exposure to any one issuer other than the U.S. government. We do not invest in financial instruments for trading or speculative purposes, nor do we use leveraged financial instruments. We utilize external investment managers who adhere to the guidelines of our investment policy. A hypothetical 10% change in interest rates would not have a material impact on the value of our cash, cash equivalents, or available-for-sale investments.
The Company has issued $362.5 million aggregate principal amount of convertible senior notes. The fair value of the convertible senior notes is subject to interest rate risk, market risk and other factors due to the conversion feature. The fair value of the convertible senior notes will generally increase as our common stock price increases and will generally decrease as our common stock price declines. The interest and market value changes affect the fair value of the convertible senior notes but do not impact our financial position, cash flows or results of operations due to the fixed nature of the debt obligation. Additionally, we carry the convertible senior notes at face value less unamortized discount on our consolidated balance sheets, and we present the fair value for required disclosure purposes only.
Foreign Currency Exchange Risk
We have foreign currency risks related to our revenue and operating expenses denominated in currencies other than the U.S. dollar, primarily the British Pound, causing both our revenue and our operating results to be impacted by fluctuations in the exchange rates.

Gains or losses from the revaluation of certain cash balances, accounts receivable balances and intercompany balances that are denominated in these currencies impact our net income (loss). A hypothetical decrease in all foreign currencies against the U.S. dollar of 10%, would not result in a material foreign currency loss on foreign-denominated balances, at March 31, 2021. As our foreign operations expand, our results may be more impacted by fluctuations in the exchange rates of the currencies in which we do business.
At this time, we do not, but we may in the future, enter into financial instruments to hedge our foreign currency exchange risk.

ITEM 8. CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Shareholders and the Board of Directors
8x8, Inc.
Opinions on the Financial Statements and Internal Control over Financial Reporting
We have audited the accompanying consolidated balance sheets of 8x8, Inc. (the “Company”) as of March 31, 2021 and 2020, the related consolidated statements of operations, comprehensive loss, stockholders’ equity, and cash flows for each of the three years in the period ended March 31, 2021, and the related notes and Schedule II – Valuation and Qualifying Accounts (collectively referred to as the “consolidated financial statements”). We also have audited the Company’s internal control over financial reporting as of March 31, 2021, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of the Company as of March 31, 2021 and 2020, and the consolidated results of its operations and its cash flows for each of the three years in the period ended March 31, 2021, in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of March 31, 2021, based on criteria established in Internal Control - Integrated Framework (2013) issued by COSO.
Change in Accounting Principle
As discussed in Note 1 to the consolidated financial statements, in 2021 the Company changed its method of accounting for allowances for credit losses due to the adoption of Accounting Standards Codification Topic No. 326.
Basis for Opinions
The Company’s management is responsible for these consolidated financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the Management’s Report on Internal Control over Financial Reporting under Item 9A. Our responsibility is to express an opinion on the Company’s consolidated financial statements and an opinion on the Company’s internal control over financial reporting based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud, and whether effective internal control over financial reporting was maintained in all material respects.

Our audits of the consolidated financial statements included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures to respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.
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

Critical Audit Matters
Critical audit matters are matters arising from the current period audit of the consolidated financial statements that were communicated or required to be communicated to the audit committee and that (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. We determined that there are no critical audit matters.
/s/ Moss Adams LLP
Campbell, California
May 17, 2021
We have served as the Company's auditor since 2008.

8X8, INC.
CONSOLIDATED BALANCE SHEETS
(Dollars in thousands, except share and per share amounts)

	As of March 31,
	2021	2020
ASSETS
Current assets:
Cash and cash equivalents	$112,531	$137,394
Restricted cash, current	8,179	10,376
Short-term investments	40,337	33,458
Accounts receivable, net	51,150	37,811
Deferred sales commission costs, current	30,241	22,444
Other current assets	34,095	35,679
Total current assets	276,533	277,162
Property and equipment, net	93,076	94,382
Operating lease, right-of-use assets	66,664	78,963
Intangible assets, net	17,130	24,001
Goodwill	131,520	128,300
Restricted cash, non-current	462	8,641
Long-term investments	—	16,083
Deferred sales commission costs, non-current	72,427	53,307
Other assets, non-current	20,597	19,802
Total assets	$678,409	$700,641

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$31,236	$40,261
Accrued compensation	29,879	22,656
Accrued taxes	12,129	10,251
Operating lease liabilities, current	12,942	5,875
Deferred revenue, current	20,737	7,105
Other accrued liabilities	14,455	37,277
Total current liabilities	121,378	123,425
Operating lease liabilities, non-current	82,456	92,452
Convertible senior notes, net	308,435	291,537
Other liabilities, non-current	5,636	2,496
Total liabilities	517,905	509,910
Commitments and contingencies (Note 6)
Stockholders' equity:
Preferred stock: $0.001 par value, 5,000,000 shares authorized, none issued and outstanding at both March 31, 2021 and 2020	—	—
Common stock: $0.001 par value, 200,000,000 shares authorized, 109,134,740 shares and 103,178,621 shares issued and outstanding at March 31, 2021 and 2020, respectively	109	103
Additional paid-in capital	755,643	625,474
Accumulated other comprehensive loss	(4,193)	(12,176)
Accumulated deficit	(591,055)	(422,670)
Total stockholders' equity	160,504	190,731
Total liabilities and stockholders' equity	$678,409	$700,641

The accompanying notes are an integral part of these consolidated financial statements.

8X8, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(Dollars in thousands, except per share amounts)

	For the years ended March 31,
	2021	2020	2019
Service revenue	$495,985	$414,078	$325,305
Other revenue	36,359	32,159	27,281
Total revenue	532,344	446,237	352,586
Operating expenses:
Cost of service revenue	180,082	145,013	86,122
Cost of other revenue	50,068	56,215	43,850
Research and development	92,034	77,790	62,063
Sales and marketing	256,231	240,013	177,976
General and administrative	100,078	87,025	72,208
Total operating expenses	678,493	606,056	442,219
Loss from operations	(146,149)	(159,819)	(89,633)
Other (expense) income, net	(18,593)	(11,717)	1,463
Loss before provision for income taxes	(164,742)	(171,536)	(88,170)
Provision for income taxes	843	832	569
Net loss	$(165,585)	$(172,368)	$(88,739)

Net loss per share:
Basic and diluted	$(1.57)	$(1.72)	$(0.94)
Weighted average number of shares:
Basic and diluted	105,700	99,999	94,533

The accompanying notes are an integral part of these consolidated financial statements.

8X8, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(Dollars in thousands)

	For the years ended March 31,
	2021	2020	2019
Net loss	$(165,585)	$(172,368)	$(88,739)
Other comprehensive income (loss), net of tax
Unrealized gain (loss) on investments in securities	247	(203)	473
Foreign currency translation adjustment	7,736	(4,620)	(2,181)
Comprehensive loss	$(157,602)	$(177,191)	$(90,447)
The accompanying notes are an integral part of these consolidated financial statements.

8X8, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(Dollars in thousands, except shares)

	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total
	Shares	Amount
Balance at March 31, 2018	92,847,354	$93	$425,790	$(5,645)	$(201,464)	$218,774
Adjustment to opening balance for change in accounting principle	—	—	—	—	39,901	39,901
Issuance of common stock under stock plans, less withholding	3,272,534	3	4,483	—	—	4,486
Stock-based compensation expense	—	—	45,548	—	—	45,548
Unrealized investment gain	—	—	—	473	—	473
Foreign currency translation adjustment	—	—	—	(2,181)	—	(2,181)
Equity component of convertible senior notes, net of issuance costs	—	—	31,128	—	—	31,128
Net loss	—	—	—	—	(88,739)	(88,739)
Balance at March 31, 2019	96,119,888	96	506,949	(7,353)	(250,302)	249,390
Issuance of common stock under stock plans, less withholding	4,452,267	4	7,773	—	—	7,777
Issuance of common stock related to acquisition	2,606,466	3	35,837	—	—	35,840
Stock-based compensation expense	—	—	71,821	—	—	71,821
Unrealized investment loss	—	—	—	(203)	—	(203)
Foreign currency translation adjustment	—	—	—	(4,620)	—	(4,620)
Equity component of convertible senior notes, net of issuance costs	—	—	3,094	—	—	3,094
Net loss	—	—	—	—	(172,368)	(172,368)
Balance at March 31, 2020	103,178,621	103	625,474	(12,176)	(422,670)	190,731
Adjustment to opening balance for change in accounting principle	—	—	—	—	(2,800)	(2,800)
Issuance of common stock under stock plans, less withholding	6,067,672	6	13,263	—	—	13,269
Stock-based compensation expense	—	—	108,417	—	—	108,417
Issuance of common stock related to acquisition	(111,554)	—	8,489	—	—	8,489
Unrealized investment gain (loss)	—	—	—	247	—	247
Foreign currency translation adjustment	—	—	—	7,736	—	7,736
Net loss	—	—	—	—	(165,585)	(165,585)
Balance at March 31, 2021	109,134,739	$109	$755,643	$(4,193)	$(591,055)	$160,504

The accompanying notes are an integral part of these consolidated financial statements.

8X8, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in thousands)

	For the years ended March 31,
	2021	2020	2019
Cash flows from operating activities:
Net loss	$(165,585)	$(172,368)	$(88,739)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	11,297	9,360	8,748
Amortization of intangible assets	6,886	8,842	6,175
Amortization of capitalized internal-use software costs	26,934	19,025	9,748
Amortization of debt discount and issuance costs	16,898	14,045	1,355
Amortization of deferred sales commission costs	27,817	19,541	14,204
Allowance for credit losses	4,471	3,479	1,115
Operating lease expense, net of accretion	15,210	14,971	—
Non-cash lease expense	—	—	4,802
Stock-based compensation expense	107,638	70,878	44,508
Other	1,521	3,522	178
Changes in assets and liabilities:
Accounts receivable	(14,869)	(12,737)	(5,393)
Deferred sales commission costs	(52,960)	(46,421)	(25,286)
Other current and non-current assets	(3,963)	(33,137)	(4,337)
Accounts payable and accruals	(10,033)	2,159	17,252
Deferred revenue	14,672	4,936	802
Net cash used in operating activities	(14,066)	(93,905)	(14,868)

Cash flows from investing activities:
Purchases of property and equipment	(6,430)	(35,834)	(9,096)
Capitalized internal-use software costs	(28,816)	(31,573)	(25,622)
Purchases of investments	(52,172)	(42,223)	(54,127)
Sales of investments	1,018	36,515	54,642
Proceeds from maturities of investments	60,479	25,950	50,700
Acquisition of businesses, net of cash acquired	(10,400)	(59,129)	(5,625)
Net cash (used in) provided by investing activities	(36,321)	(106,294)	10,872

Cash flows from financing activities:
Finance lease payments	(78)	(315)	(949)
Tax-related withholding of common stock	(69)	(6,550)	(7,823)
Proceeds from issuance of common stock under employee stock plans	13,339	14,330	12,202
Purchases of capped calls	—	(9,288)	(33,724)
Net proceeds from issuance of convertible senior notes	—	73,918	279,532
Net cash provided by financing activities	13,192	72,095	249,238

Effect of exchange rate changes on cash	1,956	(168)	(362)
Net increase (decrease) in cash, cash equivalents and restricted cash	(35,239)	(128,272)	244,880
Cash, cash equivalents and restricted cash, beginning of year	156,411	284,683	39,803
Cash, cash equivalents and restricted cash, end of year	$121,172	$156,411	$284,683

Supplement and non-cash disclosures:

	For the years ended March 31,
	2021	2020	2019
Right-of-use assets obtained in exchange for new and modified operating lease liabilities	$—	$79,100	$—
Interest paid	1,813	1,553	—
Income taxes paid	555	934	356
Equipment acquired under capital leases	—	—	68

Reconciliation of cash, cash equivalents and restricted cash to the consolidated balance sheets:

	As of March 31,
	2021	2020	2019
Cash and cash equivalents	$112,531	$137,394	$276,583
Restricted cash, current	8,179	10,376	—
Restricted cash, non-current	462	8,641	8,100
Total cash, cash equivalents and restricted cash	$121,172	$156,411	$284,683
The accompanying notes are an integral part of these consolidated financial statements.

8X8, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
1. THE COMPANY AND SIGNIFICANT ACCOUNTING POLICIES
THE COMPANY
8x8, Inc. ("8x8" or the "Company") was incorporated in California in February 1987 and was reincorporated in Delaware in December 1996.
The Company is a leading Software-as-a-Service ("SaaS") provider of contact center, voice, video, chat, and enterprise-class API solutions powered by one global cloud communications platform. 8x8 empowers workforces worldwide by connecting individuals and teams so they can collaborate faster and work smarter from anywhere. 8x8 provides real-time business analytics and intelligence giving its customers unique insights across all interactions and channels on our platform so they can support a distributed and hybrid working model while delighting their end-customers and accelerating their business. A majority of all revenue is generated from communication services subscriptions and platform usage. The Company also generates revenue from sales of hardware and professional services, which are complimentary to the delivery of the our integrated technology platform.
The Company's fiscal year ends on March 31 of each calendar year. Each reference to a fiscal year in these Notes to Consolidated Financial Statements refers to the fiscal year ended March 31 of the calendar year indicated (for example, fiscal 2021 refers to the fiscal year ended March 31, 2021).
All dollar amounts herein are in thousands of U.S. Dollars ("Dollars") unless otherwise noted.
PRINCIPLES OF CONSOLIDATION
The consolidated financial statements include the accounts of 8x8 and its subsidiaries. All material intercompany accounts and transactions have been eliminated.
USE OF ESTIMATES
The preparation of the consolidated financial statements in conformity with U.S. generally accepted accounting principles generally ("U.S. GAAP") requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities and equity, disclosure of contingent assets and liabilities at the date of the consolidated financial statements, and the reported amounts of revenues and expenses during the reporting period. On an ongoing basis, the Company evaluates its estimates, including, but not limited to, those related to current expected credit losses, returns reserve for expected cancellations, fair value of and/or potential impairment of goodwill and intangible assets, capitalized internal-use software costs, benefit period for deferred commissions, stock-based compensation, incremental borrowing rate used to calculate operating lease liabilities, income and sales tax liabilities, convertible senior notes fair value, litigation, and other contingencies. The Company bases its estimates on known facts and circumstances, historical experience, and various other assumptions. Actual results could differ from those estimates under different assumptions or conditions.
REVENUE RECOGNITION
As described below, significant management judgments and estimates must be made and used in connection with the recognition of revenue. Material differences may result in the amount and timing of our revenue if management were to make different judgments or utilize different estimates.
The Company recognizes revenue using the five-step model prescribed by U.S. GAAP, as follows:
•identification of the contract, or contracts, with a customer;
•identification of the performance obligations in the contract;
•determination of the transaction price;
•allocation of the transaction price to the performance obligations in the contract; and
•recognition of revenue when, or as, the Company satisfies a performance obligation.
The Company identifies performance obligations in contracts with customers, which may include subscription services and related usage, product revenue, and professional services. The transaction price is determined based on the amount we expect to be entitled to receive in exchange for transferring the promised services or products to the customer. The transaction price in the contract is allocated to each distinct performance obligation in an amount that represents the relative amount of consideration expected to be received in exchange for satisfying each performance obligation. Revenue is recognized when performance obligations are satisfied, based on the transaction price, excluding amounts collected on behalf of third parties such as sales and telecommunication taxes, which are collected on behalf of and remitted to governmental authorities. We generally bill our customers on a monthly basis. Contracts typically range from annual to multi-year agreements with payment terms of net 30 days. We occasionally allow a 30-day period to cancel a subscription and return products shipped for a full refund.

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
Judgments and Estimates
The estimation of variable consideration for each performance obligation requires the Company to make subjective judgments. The Company has service-level agreements with customers warranting defined levels of uptime reliability and performance. Customers may get credits or refunds if the Company fails to meet such levels. If the services do not meet certain criteria, fees are subject to adjustment or refund representing a form of variable consideration. The Company may impose minimum revenue commitments ("MRC") on its customers at the inception of the contract. Thus, in estimating variable consideration for each of these performance obligations, the Company assesses both the probability of MRC occurring and the collectability of the MRC, both of which represent a form of variable consideration.
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
Service Revenue
Service revenue from subscriptions to the Company's cloud-based technology platform is recognized ratably over the contractual subscription term, beginning on the date that the platform is delivered to the customer until the end of the contractual period. Payments received in advance of subscription services being rendered are recorded as deferred revenue; revenues recognized for services rendered in advance of payments received are recorded as contract assets. Usage fees, when bundled, are billed in advance and recognized over time on a ratable basis over the contractual subscription term, which is usually the monthly contractual billing period. Non-bundled usage fees are recognized as actual usage occurs.
Other Revenue
Other revenue comprises primarily product revenue and professional services revenue.
The Company recognizes product revenue for telephony equipment at the point in time when transfer of control has occurred, which is generally upon shipment. Sales returns are recorded as a reduction to revenue estimated based on historical experience. Professional services for deployment, configuration, system integration, optimization, customer training or education are primarily billed on a fixed-fee basis and are performed by the Company directly. Professional services revenue is recognized as services are performed or upon completion of the deployment.
Contract Assets
Contract assets are recorded for contract consideration not yet invoiced but for which the performance obligations are completed. The revenue is recognized when the customer receives services or equipment for a reduced consideration at the onset of an arrangement, for example, when the initial month's services or equipment are discounted. Contract assets are included in other current assets or other assets in the Company's consolidated balance sheets, depending on if their reduction will be recognized during the succeeding twelve-month period or beyond.

Deferred Revenue
Deferred revenue represents billings or payments received in advance of revenue recognition and are recognized upon transfer of control. Balances consist primarily of annual plan subscription services and professional and training services not yet provided as of the balance sheet date. Revenue that will be recognized during the twelve month period in which the Company is providing services are recorded as deferred revenue, current in the consolidated balance sheets, with the remainder recorded as other liabilities, non-current in the Company's consolidated balance sheets.
Deferred Sales Commission Costs
Sales commissions are considered incremental and recoverable costs of acquiring customer contracts. These costs are capitalized as deferred sales commission costs and amortized on a straight-line basis over the anticipated benefit period of five years. The benefit period was estimated by taking into consideration the length of customer contracts, technology lifecycle, and other factors. This amortization expense is recorded in sales and marketing expense within the Company's consolidated statement of operations.
The Company applies a practical expedient that permits it to apply an anticipated benefit period to a portfolio of contracts, instead of on a contract-by-contract basis, as they are similar in their characteristics, and the financial statement effects of that application to the portfolio would not differ materially from applying it to the individual contracts within that portfolio.
CASH, CASH EQUIVALENTS, AND INVESTMENTS
The Company considers all highly liquid investments with an original maturity of three months or less to be cash equivalents.
Investments are classified as available-for-sale and reported at fair value, based either upon quoted prices in active markets, quoted prices in less active markets, or quoted market prices for similar investments, with unrealized gains and losses, net of related tax, if any, included in other comprehensive income (loss) and disclosed as a separate component of stockholders' equity. Realized gains and losses on sales of all such investments are reported within the caption of other income (expense), net in the consolidated statements of operations and computed using the specific identification method. The Company classifies its investments as short-term or long-term based on the nature of the investments and their availability for use in current operations. The Company's investments in marketable securities are monitored on a periodic basis for impairment. In the event the carrying value of an investment exceeds its fair value and the decline in value is determined to be other-than-temporary, an impairment charge is recorded and a new cost basis for the investment is established. These available-for-sale investments are primarily held in the custody of two major financial institutions.
ALLOWANCE FOR CREDIT LOSSES
The Company accounts for allowance for credit losses under the current expected credit loss (“CECL”) impairment model for its financial assets, including accounts receivable, and presents the net amount of the financial instrument expected to be collected. The CECL impairment model requires an estimate of expected credit losses, measured over the contractual life of an instrument, that considers forecasts of future economic conditions in addition to information about past events and current conditions. Based on this model, the Company estimates the amount of uncollectible accounts receivable at the end of each reporting period based on the aging of the receivable balance, current and historical customer trends, communications with its customers, and macro-economic conditions. Amounts are written off after considerable collection efforts have been made and the amounts are determined to be uncollectible.
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
As most of the Company's leases do not provide a readily determinable implicit rate, the Company uses its incremental borrowing rate at lease commencement, which is determined using a portfolio approach, based on the rate of interest that the Company would have to pay to borrow an amount equal to the lease payments on a collateralized basis over a similar term. The Company uses the implicit rate when a rate is readily determinable. Operating lease expense is recognized on a straight-line basis over the lease term.
Leases with an initial term of 12 months or less are not recognized on the Company's consolidated balance sheets, and the expense for these short-term leases is recognized on a straight-line basis over the lease term.

PROPERTY AND EQUIPMENT
Property and equipment are stated at cost less accumulated depreciation and amortization. Depreciation and amortization are computed using the straight-line method. Estimated useful lives of three years are used for equipment, capitalized internal-use software and software development costs, and five years for furniture and fixtures. Amortization of leasehold improvements is computed using the shorter of the remaining facility lease term or the estimated useful life of the improvements.
Maintenance, repairs, and ordinary replacements are charged to expense. Expenditures for improvements that extend the physical or economic life of the property are capitalized. Gains or losses on the disposition of property and equipment are recorded in the consolidated statements of operations.
Construction in progress primarily relates to costs to acquire or internally develop internal-use software not fully completed as of March 31, 2021 and 2020.
CAPITALIZED INTERNAL-USE SOFTWARE COSTS
Certain costs of software developed or obtained for internal use is capitalized during the application development stage. The Company begins to capitalize costs to develop software when preliminary development efforts are successfully completed, management has authorized and committed project funding, it is probable that the project will be completed, and the software will be used as intended.
Capitalized internal-use software development costs are included in property and equipment. Once the project has been completed, these costs are amortized to cost of service revenue on a straight-line basis over the estimated useful life of the related asset, generally estimated to be three years. Costs incurred prior to meeting these criteria together with costs incurred for training and maintenance are expensed as incurred and recorded in research and development expense. The Company tests capitalized internal-use software development costs for impairment on an annual basis, or as events occur or circumstances change that could impact the recoverability of the capitalized costs.
ACCOUNTING FOR LONG-LIVED ASSETS
The Company reviews the recoverability of its long-lived assets, such as property and equipment, right-of-use assets, definite lived intangibles or capitalized internal-use software costs, when events or changes in circumstances occur that indicate that the carrying value of the asset or asset group may not be recoverable. Examples of such events could include a disposal of a significant portion of such assets, an adverse change in the market involving the business employing the related asset or a significant change in the operation or use of an asset. The assessment of possible impairment is based on the Company's ability to recover the carrying value of the asset or asset group from the expected future cash flows (undiscounted and without interest charges) of the related operations. If these cash flows are less than the carrying value of such asset or asset group, an impairment loss is recognized for the difference between estimated fair value and carrying value. The measurement of impairment requires management to estimate the fair value of long-lived assets and asset groups through future cash flows.
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
Intangible assets, consisting of acquired developed technology, domain names, and customer relationships, acquired in a business combinations are initially measured at fair value and were determined to have definite lives. Thereafter, intangible assets are amortized on a straight-line basis over their estimated useful lives. Amortization expense related to developed technology is included in cost of revenue. Amortization expense related to customer relationships and domain names are included in sales and marketing expense. Intangible assets are reviewed for impairment whenever events or changes in circumstances indicate an asset’s carrying value may not be recoverable.
RESEARCH AND DEVELOPMENT EXPENSES
Research and development expenses consist primarily of personnel and related costs, third-party development and related work, software and equipment costs necessary for us to conduct our product and platform development and engineering efforts, and allocated IT and facilities costs. Research and development costs are expensed as incurred.
ADVERTISING COSTS
Advertising costs are expensed as incurred and were $9.0 million, $32.2 million and $25.0 million for the years ended March 31, 2021, 2020, and 2019, respectively.

FOREIGN CURRENCY TRANSLATION
The Company has determined that the functional currency of each of its foreign subsidiaries is the subsidiary's local currency. The Company believes that this most appropriately reflects the current economic facts and circumstances of the subsidiaries' operations. The assets and liabilities of the subsidiaries are translated at the applicable exchange rate as of the end of the balance sheet period and revenue and expense amounts are translated at an average rate over the period presented. Resulting currency translation adjustments are recorded as a component of accumulated other comprehensive income or loss within the stockholder's equity.
SEGMENT INFORMATION
The Company has determined its chief executive officer is the chief operating decision maker. The chief executive officer reviews financial information presented on a consolidated basis for purposes of assessing performance and making decisions on how to allocate resources. The Company has determined that it operates in a single reportable segment.
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
The Company sells its products to customers and distributors. The Company performs credit evaluations of its customers' financial condition and generally does not require collateral from its customers. As of, and for the years ending, March 31, 2021 and 2020, no customer accounted for more than 10% of accounts receivable or revenues.
The Company purchases all of its hardware products from suppliers that manufacture the hardware directly, and from their distributors. The inability of any supplier to fulfill supply requirements of the Company could materially impact future operating results, financial position or cash flows.
The Company also relies primarily on third-party network service providers to provide telephone numbers and public switched telephone network ("PSTN") call termination and origination services for its customers. If these service providers failed to perform their obligations to the Company, such failure could materially impact future operating results, financial position and cash flows.
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
The Company accounts for the fair value of performance stock units ("PSUs") using Monte Carlo simulations.
The Company estimates the fair value of the rights to acquire stock under its 1996 Employee Stock Purchase Plan (the “ESPP”) using the Black-Scholes option pricing formula. The ESPP provides for consecutive six-month offering periods with a one-year lookback period and the Company uses its own historical volatility data in the valuation of shares that are purchased under the ESPP.
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
2. REVENUE RECOGNITION
Disaggregation of Revenue
The Company disaggregates its revenue by geographic region. See Note 11. Geographical Information.
Contract Balances
The following table provides amounts of receivables, contract assets and deferred revenue from contracts with customers:

	March 31, 2021	March 31, 2020
Accounts receivable, net	$51,150	$37,811
Contract assets, current	12,840	10,425
Contract assets, non-current	17,987	13,698
Deferred revenue, current	20,737	7,105
Deferred revenue, non-current	2,999	1,119
Contract assets, current, contract assets, non-current, and deferred revenue, non-current are recorded on the Consolidated Balance Sheets in Other current assets, Other assets, and Other liabilities, non-current, respectively.
The change in contract assets was primarily driven by the recognition of revenue that has not yet been billed. The increase in deferred revenue was due to billings in advance of performance obligations being satisfied. During the year ended March 31, 2021, the Company recognized revenues of approximately $6.1 million that was included in deferred revenue at the beginning of the year.
Remaining Performance Obligations
The Company's subscription terms typically range from one to five years. Contract revenue from the remaining performance obligations that had not yet been recognized as of March 31, 2021, was approximately $500.0 million. This amount excludes contracts with an original expected length of less than one year. The Company expects to recognize revenue on approximately 70% of the remaining performance obligation over the next 36 months and approximately 30% thereafter.
As of March 31, 2021, the Company updated this disclosure to exclude contracts with an original expected length of less than one year. Previously, this disclosure excluded contracts with an original expected length of one year or less. As the new and renewal contracts the Company enters into with its customers are generally for terms of one year or longer, management determined that updating this disclosure to include contracts with a term of one year or more presents a more appropriate measure of the Company's remaining performance obligation.
Deferred Sales Commission Costs
Amortization of deferred sales commission costs for the years ended March 31, 2021, 2020, and 2019 was $27.8 million, $19.5 million, and $14.2 million, respectively. There were no material write-offs during the years ended March 31, 2021, 2020, and 2019.

3. FAIR VALUE MEASUREMENTS
Cash, cash equivalents and available-for-sale investments were as follows:

As of March 31, 2021	Amortized Costs	Gross Unrealized Gain	Gross Unrealized Loss	Estimated Fair Value	Cash and Cash Equivalents	Restricted Cash (Current & Non-current)	Short-Term Investments	Long-Term Investments
Cash	$39,070	$—	$—	$39,070	$39,070	$—	$—	$—
Level 1:
Money market funds	67,712	—	—	67,712	67,712	—	—	—
Treasury securities	6,177	17	—	6,194	—	—	6,194	—
Subtotal	112,959	17	—	112,976	106,782	—	6,194	—
Level 2:
Certificate of deposit	8,641	—	—	8,641	—	8,641	—	—
Commercial paper	17,656	42	—	17,698	700	—	16,998	—
Corporate debt	22,193	1	—	22,194	5,049	—	17,145	—
Subtotal	48,490	43	—	48,533	5,749	8,641	34,143	—
Total assets	$161,449	$60	$—	$161,509	$112,531	$8,641	$40,337	$—

As of March 31, 2020	Amortized Costs	Gross Unrealized Gain	Gross Unrealized Loss	Estimated Fair Value	Cash and Cash Equivalents	Restricted Cash (Current & Non-current)	Short-Term Investments	Long-Term Investments
Cash	$21,002	$—	$—	$21,002	$21,002	$10,376	$—	$—
Level 1:
Money market funds	110,796	—	—	110,796	110,796	—	—	—
Treasury securities	6,192	116	—	6,308	—	—	—	6,308
Subtotal	137,990	116	—	138,106	131,798	10,376	—	6,308
Level 2:
Certificate of deposit	8,641	—	—	8,641	—	8,641	—	—
Commercial paper	14,979	6	—	14,985	5,596	—	9,389	—
Corporate debt	34,153	32	(341)	33,844	—	—	24,069	9,775
Subtotal	57,773	38	(341)	57,470	5,596	8,641	33,458	9,775
Total assets	$195,763	$154	$(341)	$195,576	$137,394	$19,017	$33,458	$16,083
Certificate of deposit represents the Company's letter of credits securing leases for office facilities, the balance of which is included in Restricted cash, current and Restricted cash, non-current on the Company's Consolidated Balance Sheet.
The Company considers its investments available to support its current operations and has classified all investments as available-for-sale securities. The Company does not intend to sell any of its investments that are in unrealized loss positions and, as of March 31, 2021, has determined that it is not more likely than not that it will be required to sell any of these investments before recovery of the entire amortized cost basis.
The Company regularly reviews the changes to the rating of its securities at the individual security level by rating agencies and reasonably monitors the surrounding economic conditions to assess the risk of expected credit losses. As of March 31, 2021, the Company did not record any allowance for credit losses on its investments.
As of March 31, 2021 and 2020, the estimated fair value of the Company's Notes was $502.9 million and $309.6 million, respectively, which was determined based on the closing price for the Notes on the last trading day of the reporting period and is considered to be Level 2 in the fair value hierarchy due to limited trading activity of the Notes. See Note 7, Convertible Senior Notes and Capped Call.

4. INTANGIBLE ASSETS AND GOODWILL
The carrying value of intangible assets consisted of the following:

	March 31, 2021			March 31, 2020
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Technology	$33,960	$(21,458)	$12,502	$33,932	$(16,312)	$17,620
Customer relationships	11,969	(7,341)	4,628	11,409	(5,412)	5,997
Trade names and domains	988	(988)	—	983	(599)	384
Total acquired identifiable intangible assets	$46,917	$(29,787)	$17,130	$46,324	$(22,323)	$24,001
As of March 31, 2021, the weighted average remaining useful life for technology, customer relationship, and trade names and domains was 4.4 years, 5.2 years, and 0.0 years, respectively.
Amortization expense for related intangible assets was $6.9 million, $8.8 million, and $6.2 million for the years ended March 31, 2021, 2020 and 2019, respectively.
During the year ended March 31, 2020, the Company wrote off approximately $11.3 million of fully amortized intangible assets and the corresponding accumulated amortization.
At March 31, 2021, annual amortization of definite lived intangible assets, based upon existing intangible assets and current useful lives, is estimated to be the following:

Amount
2022	$4,708
2023	3,156
2024	2,851
2025	2,851
2026 and thereafter	3,564
Total	$17,130
The following table provides a summary of the changes in the carrying amounts of goodwill:

Total
Balance at March 31, 2019	$39,694
Additions due to acquisitions	91,060
Foreign currency translation	(2,454)
Balance at March 31, 2020	128,300
Foreign currency translation	3,220
Balance at March 31, 2021	$131,520
The Company conducted its annual impairment tests of goodwill in the fourth quarters of fiscal years 2021, 2020, and 2019, and determined that no adjustment to the carrying value of goodwill was required.

5. LEASES
Operating Leases
The following table provides balance sheet information related to operating leases:

	March 31, 2021	March 31, 2020
Assets
Operating lease, right-of-use assets	$66,664	$78,963

Liabilities
Operating lease liabilities, current	$12,942	$5,875
Operating lease liabilities, non-current	82,456	92,452
Total operating lease liabilities	$95,398	$98,327
The components of lease expense were as follows:

	For the years ended March 31,
	2021	2020
Operating lease expense	$15,210	$14,971
Variable lease expense	2,462	1,602
Short-term lease expense was immaterial during the years ended March 31, 2021 and 2020.
Cash outflows from operating leases were $9.9 million and $9.9 million, respectively, for the years ended March 31, 2021 and 2020.
The following table presents supplemental lease information:

	March 31, 2021	March 31, 2020
Weighted average remaining lease term	8.4 years	8.9 years
Weighted average discount rate	4.0%	4.0%

The following table presents maturity of lease liabilities under the Company's non-cancellable operating leases as of March 31, 2021:

2022	$16,341
2023	15,155
2024	11,845
2025	11,508
2026	10,507
Thereafter	47,693
Total lease payments	113,049
Less: imputed interest	(17,651)
Present value of lease liabilities	$95,398
Lease Assignment
In the fourth quarter of fiscal 2018, the Company entered into a 132-month lease agreement (the "Agreement") with CAP Phase I, a Delaware limited liability company (the "Landlord"), to rent approximately 162,000 square feet of office space in a new building in San Jose, California. The lease term began on January 1, 2019. On April 30, 2019, due to the Company's rapid growth and greater than anticipated future space needs, the Company entered into an assignment and assumption (the "Assignment") of the Agreement with the Landlord, and Roku Inc., a Delaware corporation ("Roku"), whereby the Company assigned to Roku the Agreement. Pursuant to the Assignment, the Company expects to be released from all of its obligations under the lease and related standby letter of credit by the end of the Company’s year ending March 31, 2022, or shortly thereafter. The Company received the reimbursement of base rent and direct expenses of $6.4 million from Roku in the fourth quarter of fiscal 2021 in accordance with the Assignment. The obligations related to the Agreement are not included in the right-of-use asset or lease liabilities as of March 31, 2021. The remaining obligations related to the Assignment of $0.8 million, including the termination fee of $0.8 million, are recorded in Other accrued liabilities in the Company's Consolidated balance sheet.
6. COMMITMENTS AND CONTINGENCIES
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
Operating Leases
The Company's lease obligations consist of the Company's principal facility and various leased facilities under operating lease agreements. See Note 5. Leases, for more information on the Company's leases and the future minimum lease payments.
Purchase Obligation
The Company's purchase obligations include contracts with third-party customer support vendors and third-party network service providers. These contracts include minimum monthly commitments and the requirements to maintain the service level for several months. The total contractual minimum commitments were approximately $18.6 million at March 31, 2021.
Legal Proceedings
The Company may be involved in various claims, lawsuits, investigations and other legal proceedings, including intellectual property, commercial, regulatory compliance, securities and employment matters that arise in the normal course of business. The Company determines whether an estimated loss from a contingency should be accrued by assessing whether a loss is deemed probable and can be reasonably estimated. The Company regularly evaluates current information to determine whether any accruals should be adjusted and whether new accruals are required. Actual claims could settle or be adjudicated against the Company in the future for materially different amounts than the Company has accrued due to the inherently unpredictable nature of litigation. Legal costs are expensed as incurred.

The Company believes it has recorded adequate provisions for any such lawsuits and claims and proceedings as of March 31, 2021. The Company believes that damage amounts claimed in these matters are not meaningful indicators of potential liability. Some of the matters pending against the Company involve potential compensatory, punitive or treble damage claims or sanctions, that, if granted, could require the Company to pay damages or make other expenditures in amounts that could have a material adverse effect on its Consolidated Financial Statements. Given the inherent uncertainties of litigation, the ultimate outcome of the ongoing matters described herein cannot be predicted, and the Company believes it has valid defenses with respect to the legal matters pending against it. Nevertheless, the Consolidated Financial Statements could be materially adversely affected in a particular period by the resolution of one or more of these contingencies.
Wage and Hour Litigation. On September 21, 2020, the Company received a copy of a letter filed by a former employee, Plaintiff Denise Rivas, with the California Labor and Workforce Development Agency (“LWDA”) providing notice of the Plaintiff’s intent to bring a Private Attorney General Act (“PAGA”) claim, on behalf of the Company’s non-exempt employees based in California, for alleged California wage and hour practices violations. On September 25, 2020, the Plaintiff filed a separate class action complaint (“Class Complaint”) in Santa Clara County Superior Court against the Company in which she alleges 10 causes of action, on behalf of herself and all of the Company’s non-exempt employees based in California for the last four years, related to violations of California state wage and hour practices and the federal Fair Credit Reporting Act. The Class Complaint was served on the Company on September 29, 2020. On October 28, 2020, the Company filed a general denial of all claims and asserted various affirmative defenses. On October 29, 2020, the Company removed the matter to Federal Court. On December 1, 2020, Plaintiff filed a companion PAGA lawsuit complaint (“PAGA Complaint”) in Santa Clara County Superior Court against the Company, in which she alleges 6 violations of California state wage and hour practices for all of the Company's current and former non-exempt employees based in California from September 16, 2019 to the present. The PAGA Complaint was served on the Company on December 11, 2020. On January 26, 2021, the Company filed a general denial of all claims and asserted various affirmative defenses to the PAGA Complaint. Both actions are scheduled for a joint mediation in September 2021, and discovery is stayed in both actions pending completion of the mediation.
State and Local Taxes and Surcharges
From time to time, the Company has received inquiries from a number of state and local taxing agencies with respect to the remittance of sales, use, telecommunications, excise, and income taxes. Several jurisdictions currently are conducting tax audits of the Company's records. The Company collects or has accrued for taxes that it believes are required to be remitted. The amounts that have been remitted have historically been within the accruals established by the Company. The Company adjusts its accrual when facts relating to specific exposures warrant such adjustment. During the second quarter of fiscal 2019, the Company conducted a periodic review of the taxability of its services and determined that certain services may be subject to sales, use, telecommunications or other similar indirect taxes in certain jurisdictions. Accordingly, the Company recorded contingent indirect tax liabilities. As of March 31, 2021 and 2020, the Company had accrued contingent indirect tax liabilities of $3.1 million and $4.5 million, respectively.
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
On or after October 1, 2023, until the close of business on the second scheduled trading day immediately preceding the maturity date, holders may convert all or any portion of their Notes, regardless of the foregoing circumstances. Upon conversion, the Company will satisfy its conversion obligation by paying or delivering, as the case may be, cash, shares of common stock, or a combination of cash and shares of common stock, at the Company's election. The Company’s current intent is to settle the principal amount of the Notes in cash upon conversion. During the year ended March 31, 2021, the conditions allowing holders of the Notes to convert were not met.
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
Upon issuance, the Company separated the Notes into liability and equity components. The carrying amount of the liability component was calculated by measuring the fair value of similar debt instruments, which do not have an associated convertible feature. The carrying amounts of the equity components representing the conversion option for the Initial Notes and the Additional Notes were $64.9 million and $12.4 million, respectively, and were determined by deducting the fair value of the liability component from the par value of the Notes. The equity components are not remeasured as long as they continues to meet the condition for equity classification. The excess of the principal amounts of the liability components over the carrying amounts (“debt discount”) in connection with the Initial Notes and Additional Notes are amortized to interest expense at the effective interest rates of 6.5% and 5.3%, respectively, over the terms of the Notes.
The Company allocated the total issuance cost incurred to the liability and equity components of the Notes based on their relative value. Issuance costs attributable to the liability component of $0.6 million for each of the Initial Notes and Additional Notes were recorded as additional reduction to the liability portion of the Notes and are being amortized to interest expense over the terms of the Notes. Issuance costs attributable to the equity component were netted with the equity component in stockholders’ equity.
The following table presents the net carrying amount and fair value of the liability component of the Notes:

	March 31, 2021	March 31, 2020
Principal	$362,500	$362,500
Unamortized debt discount	(53,323)	(69,987)
Unamortized issuance costs	(742)	(976)
Net carrying amount	$308,435	$291,537
Unamortized debt discount and issuance costs will be amortized over the remaining life of the Notes, which is approximately 34 months.

Interest expense recognized related to the Notes was as follows:

	For the years ended March 31,
	2021	2020
Contractual interest expense	$1,813	$1,572
Amortization of debt discount	16,664	13,901
Amortization of issuance costs	234	145
Total interest expense	$18,711	$15,618
Capped Call
In connection with the pricing of the Notes, the Company entered into privately negotiated capped call transactions ("Capped Calls") with certain counterparties. The Capped Calls each have an initial strike price of approximately $25.68 per share, subject to certain adjustments, which corresponds to the initial conversion price of the Notes. The Capped Calls have initial cap prices of $39.50 per share, subject to certain adjustments. The Capped Calls are expected to partially offset the potential dilution to the Company’s Common Stock upon any conversion of the Notes, with such offset subject to a cap based on the cap price. The Capped Calls cover, subject to anti-dilution adjustments, approximately 14.1 million shares of the Company’s Common Stock. The Capped Calls are subject to adjustment upon the occurrence of specified extraordinary events affecting the Company, including merger events, tender offers, and announcement events. In addition, the Capped Calls are subject to certain specified additional disruption events that may give rise to a termination of the Capped Calls, including nationalization, insolvency or delisting, changes in law, failures to deliver, insolvency filings, and hedging disruptions. For accounting purposes, the Capped Calls are separate transactions, and not part of the terms of the Notes. As these transactions meet certain accounting criteria, the Capped Calls are recorded in stockholders' equity and are not accounted for as derivatives. The costs of $33.7 million incurred to purchase the Capped Calls in connection with the Initial Notes and $9.3 million in connection with the Additional Notes were recorded as a reduction to additional paid-in capital and will not be remeasured.
The net impact to the Company’s stockholders’ equity, included in additional paid-in capital, relating to the issuance of the Initial and Additional Notes was as follows:

	Additional Notes	Initial Notes
Conversion option	$12,810	$66,700
Payments for capped call transactions	(9,288)	(33,724)
Issuance costs	(436)	(1,848)
Total	$3,086	$31,128
8. STOCK-BASED COMPENSATION AND STOCKHOLDERS' EQUITY
2006 Stock Plan
In May 2006, the Company's board of directors approved the 2006 Stock Plan ("2006 Plan"). The Company's stockholders subsequently adopted the 2006 Plan in September 2006, which became effective in October 2006. The Company reserved 7.0 million shares of the Company's common stock for issuance under this plan. The 2006 Plan provides for granting incentive stock options to employees and non-statutory stock options to employees, directors or consultants. The stock option price of incentive stock options granted may not be less than the fair market value on the effective date of the grant. Other types of options and awards under the 2006 Plan may be granted at any price approved by the administrator, which generally will be the compensation committee of the board of directors. Options generally vest over four years and expire ten years after grant. In 2009, the 2006 Plan was amended to provide for the granting of stock purchase rights. The 2006 Plan expired in May 2016. As of March 31, 2021, there were no shares available for future grants under the 2006 Plan.

2012 Equity Incentive Plan
In June 2012, the Company's board of directors approved the 2012 Equity Incentive Plan ("2012 Plan"). The Company's stockholders subsequently adopted the 2012 Plan in July 2012, which became effective in August 2012. The Company reserved 4.1 million shares of the Company's common stock for issuance under this plan. In August 2014, 2016, 2018 and 2019, the 2012 Plan was amended to allow for an additional 6.8 million shares, 4.5 million shares, 16.3 million shares, and 12.0 million shares reserved for issuance, respectively. The 2012 Plan provides for granting incentive stock options to employees and non-statutory stock options to employees, directors or consultants, and granting of stock appreciation rights, restricted stock, restricted stock units and performance units, qualified performance-based awards, and stock grants. The stock option price of incentive stock options granted may not be less than the fair market value on the effective date of the grant. Other types of options and awards under the 2012 Plan may be granted at any price approved by the administrator, which generally will be the compensation committee of the board of directors. Options, restricted stock, and restricted stock units generally vest over three or four years and expire ten years after grant. The 2012 Plan expires in June 2029. As of March 31, 2021, 12.9 million shares remained available under the 2012 Plan.
2013 New Employee Inducement Incentive Plan
In September 2013, the Company's board of directors approved the 2013 New Employee Inducement Incentive Plan ("2013 Plan"). The Company reserved 1.0 million shares of the Company's common stock for issuance under this plan. In November 2014, the 2013 Plan was amended to allow for an additional 1.2 million shares reserved for issuance. In July 2015, the 2013 Plan was amended to allow for an additional 1.2 million shares reserved for issuance. In connection with its approval of the August 2016 amendments to the 2012 Plan, the Board of Directors has approved the suspension of future grants under the 2013 Plan, which became effective immediately upon stockholder approval of the proposed 2012 Plan amendments in August 2016. In addition, the 2013 Plan was amended to reduce the number of shares reserved for issuance under the 2013 Plan to the number of shares that are then subject to outstanding awards under the 2013 Plan, leaving no shares available for future grant. The 2013 Plan provided for granting non-statutory stock options, stock appreciation rights, restricted stock, restricted stock and performance units, and stock grants solely to newly hired employees as a material inducement to accepting employment with the Company. Options were granted at market value on the grant date under the 2013 Plan, unless determined otherwise at the time of grant by the administrator, which generally will be the compensation committee of the board of directors. Grants generally vest over four years and expire ten years after grant.
2017 New Employee Inducement Incentive Plan
In October 2017, the Company's board of directors approved the 2017 New Employee Inducement Incentive Plan ("2017 Plan"). The Company reserved 1.0 million shares of the Company's common stock for issuance under this plan. In January 2018, the 2017 Plan was amended to allow for an additional 1.5 million shares to be reserved for issuance. In December 2020, the 2017 Plan was further amended to allow for an additional 1.4 million shares to be reserved. The 2017 Plan provides for granting non-statutory stock options, stock appreciation rights, restricted stock, and performance units and stock grants solely to newly hired employees as a material inducement to accepting employment with the Company. Options are granted at market value on the grant date under the 2017 Plan, unless determined otherwise at the time of grant by the administrator, which generally will be the compensation committee of the board of directors. Grants generally vest over three years and expire ten years after grant. As of March 31, 2021, 1.1 million shares remained available under the 2017 plan.
Stock-Based Compensation
The following table presents stock-based compensation expense:

	Years Ended March 31,
	2021	2020	2019
Cost of service revenue	$8,811	$5,330	$3,752
Cost of other revenue	4,384	3,051	1,775
Research and development	31,641	19,712	12,313
Sales and marketing	33,869	20,205	11,951
General and administrative	28,933	22,580	14,717
Total	$107,638	$70,878	$44,508

Stock Options
The following table presents the stock option activity during the years ended March 31, 2021, 2020, and 2019 (shares in thousands):

	Number of Shares	Weighted Average Exercise Price Per Share
Outstanding at March 31, 2018	3,998	$8.93
Granted	237	21.65
Exercised	(760)	7.70
Canceled/Forfeited	(361)	15.41
Outstanding at March 31, 2019	3,114	9.45
Exercised	(785)	8.77
Canceled/Forfeited	(55)	17.01
Outstanding at March 31, 2020	2,274	9.50
Exercised	(426)	8.67
Canceled/Forfeited	(35)	22.05
Outstanding at March 31, 2021	1,813	9.46

Vested and expected to vest March 31, 2021	1,809	9.43
Exercisable at March 31, 2021	1,751	$9.09
The total intrinsic value of options exercised in the years ended March 31, 2021, 2020, and 2019, was $8.0 million, $10.1 million and $10.0 million, respectively.
As of March 31, 2021, there was $0.4 million of total unrecognized compensation cost related to stock options, which is expected to be recognized over a weighted average period of approximately 1.1 years.
The Company did not grant any stock options during fiscal years 2021 or 2020.

The fair value of each of the Company's option grants has been estimated on the date of grant using the Black-Scholes pricing model with the following assumptions:

	Years Ended March 31,
	2021	2020	2019
Expected volatility	—%	—%	41%
Risk-free interest rate	—	—	2.5% to 3.0%
Weighted average expected term (in years)	0	0	4.5 years
Weighted average fair value of options granted	$—	$—	$8.19
Stock Purchase Rights
The following table presents the stock purchase rights' activity during the years ended March 31, 2021, 2020, and 2019 (shares in thousands):

	Number of Shares	Weighted Average Grant Date Fair Value	Weighted Average Remaining Contractual Term (in Years)
Balance at March 31, 2018	4,975	$8.10	1.09
Vested and released	(4,625)	7.88
Forfeited	(350)	7.88
Balance at March 31, 2019, 2020, and 2021	—	$—
There were no activities related to stock purchase rights during the years ended March 31, 2021 and 2020.
As of March 31, 2021, there was no unrecognized compensation cost related to stock purchase rights.
Restricted Stock Units
The following table presents the RSU activity during the years ended March 31, 2021, 2020, and 2019 (shares in thousands):

	Number of Shares	Weighted Average Grant Date Fair Value	Weighted Average Remaining Contractual Term (in Years)
Balance at March 31, 2018	5,006	$13.05
Granted	5,061	19.80
Vested and released	(1,899)	12.69
Forfeited	(1,332)	16.62
Balance at March 31, 2019	6,836	17.45	2.38
Granted	5,592	20.50
Vested and released	(2,771)	16.87
Forfeited	(1,545)	19.13
Balance at March 31, 2020	8,112	19.43	1.96
Granted	6,256	18.73
Vested and released	(4,579)	18.90
Forfeited	(1,143)	18.96
Balance at March 31, 2021	8,646	$19.27	1.85
As of March 31, 2021, there was $118.9 million of total unrecognized compensation cost related to RSUs.
During fiscal 2021, the Company offered its employees an opportunity to receive a portion of their future cash salary for the year in shares of the Company's common stock, which resulted in the release of approximately 203,000 shares during the year.

Performance Stock Units
PSUs are issued to a group of executives with vesting that is contingent on both market performance and continued service. The PSUs generally vest over periods ranging from one to three years based on Total Shareholder Return ("TSR"), as measured relative to specified market indices during the period from grant date through vesting date. A 2x multiplier will be applied for each percentage point of positive or negative relative TSR, such that the number of shares of common stock earned will increase or decrease by 2% of the target number of shares, subject to a maximum of 200% of the target number of shares. In the event that the Company’s relative TSR performance is less than negative 30%, relative to the specified index, no shares will be earned for the applicable performance period. All PSU awards vest 100% at the end of the respective performance periods.
The following table presents the PSU activity during the years ended March 31, 2021, 2020, and 2019 (shares in thousands):

	Number of Shares	Weighted Average Grant Date Fair Value	Weighted Average Remaining Contractual Term (in Years)
Balance at March 31, 2018	924	$15.95
Granted	474	19.52
Granted for performance achievement[1]	192	19.52
Vested and released	(506)	13.47
Forfeited	(100)	19.94
Balance at March 31, 2019	984	19.23	1.39
Granted	293	21.40
Granted for performance achievement[1]	547	21.40
Vested and released	(673)	17.61
Forfeited	(72)	17.52
Balance at March 31, 2020	1,079	22.05	1.40
Granted	1,013	29.00
Granted for performance achievement[1]	43	29.00
Vested and released	(350)	19.05
Forfeited	(209)	22.38
Balance at March 31, 2021	1,576	$27.33	1.24
1 Represents additional PSUs awarded as a result of the achievement of performance goals above the performance targets established at grant.
As of March 31, 2021, there was $24.4 million of total unrecognized compensation cost related to PSUs.
The PSUs granted during fiscal 2021 were valued for compensation expense purposes at $29.07 per weighted average share as determined by Monte Carlo simulations using volatility factors ranging from 55.66% to 60.68% and risk-free rates ranging from 0.15% to 0.18%.
1996 Employee Stock Purchase Plan
The Company's Amended & Restated 1996 Stock Purchase Plan ("Employee Stock Purchase Plan") was adopted in June 1996 and became effective upon the closing of the Company's initial public offering in July 1997. In May 2006, the Company's board of directors approved a ten-year extension of the Employee Stock Purchase Plan. Stockholders approved a ten-year extension of the Employee Stock Purchase Plan at the 2006 Annual Meeting of Stockholders held September 18, 2006. The Board of Directors approved a second ten-year extension in May 2017. Stockholders approved the second ten-year extension in August 2017.  As a result of these extensions, the Employee Stock Purchase Plan is effective until August 2027. During fiscal 2021, 2020 and 2019, approximately 0.7 million, 0.6 million and 0.5 million shares, respectively, were issued under the Employee Stock Purchase Plan.
The Employee Stock Purchase Plan permits eligible employees to purchase common stock through payroll deductions at a price equal to 85% of the fair market value of the common stock at the beginning of each one-year offering period or the end of each six month purchase period, whichever is lower. When the Employee Stock Purchase Plan was reinstated in fiscal 2005, the offering period was reduced from two years to one year. Commencing with the purchase period beginning in August 2020, the contribution amount may not exceed 20% of an employee's base compensation, including commissions and standard incentive cash bonuses, but not including non-standard bonuses and overtime wages. Prior to the August 2020 purchase period, the contribution amount was limited to 10% of an employee's base compensation, including commissions, but not including bonuses and overtime wages. In the event of a merger of the Company with or into another corporation or the sale of all or substantially all of the assets of the Company, the Employee Stock Purchase Plan provides that a new exercise date will be set for each purchase right under the plan which exercise date will occur before the date of the merger or asset sale.

As of March 31, 2021, there was approximately $2.5 million of unrecognized compensation cost related to employee stock purchases. This cost is expected to be recognized over a weighted average period of 0.4 years.
The estimated fair value of stock purchase rights granted under the Employee Stock Purchase Plan was estimated using the Black-Scholes pricing model with the following weighted-average assumptions:

	Years Ended March 31,
	2021	2020	2019
Expected volatility	84%	32%	41%
Expected dividend yield	—	—	—
Risk-free interest rate	0.11%	1.79%	2.43%
Weighted average expected term (in years)	0.7 years	0.7 years	0.8 years
Weighted average fair value of rights granted	$8.00	$5.66	$5.74
Stock Repurchases
In May 2017, the Company's board of directors authorized the Company to purchase $25.0 million of its common stock from time to time under the 2017 Repurchase Plan ("Repurchase Plan"). There were no repurchases under the Repurchase Plan in fiscal 2021. The Repurchase Plan expires when the maximum purchase amount is reached, or upon the earlier revocation or termination by the board of directors. The remaining amount available under the Repurchase Plan at March 31, 2021 was approximately $7.1 million.
9. INCOME TAXES
For the years ended March 31, 2021, 2020 and 2019, the Company recorded a provision for income taxes of approximately $0.8 million, $0.8 million, and $0.6 million, respectively. The components of the consolidated provision for income taxes for fiscal 2021, 2020 and 2019 consisted of the following:

	March 31,
Current:	2021	2020	2019
Federal	$—	$—	$—
State	31	185	291
Foreign	812	647	278
Total current tax provision	843	832	569
Deferred
Federal	—	—	—
State	—	—	—
Foreign	—	—	—
Total deferred tax provision	—	—	—
Income tax provision	$843	$832	$569
The Company's income (loss) from continuing operations before income taxes included $15.3 million, $9.0 million, and $0.2 million of foreign subsidiary income for the years ended March 31, 2021, 2020 and 2019, respectively. The Company is permanently reinvesting the earnings of its profitable foreign subsidiaries. The Company intends to reinvest these profits in expansion of overseas operations. If the Company were to remit these earnings, the tax impact would be immaterial.

Deferred tax assets and (liabilities) were comprised of the following:

	March 31,
	2021	2020
Deferred tax assets
Net operating loss carryforwards	$145,655	$109,734
Research and development and other credit carryforwards	22,794	19,413
Stock-based compensation	12,669	10,343
Reserves and allowances	6,198	3,974
Lease liability	22,424	24,492
Fixed assets and intangibles	6,091	5,314
Gross deferred tax assets	215,831	173,270
Valuation allowance	(160,450)	(115,435)
Total deferred tax assets	$55,381	$57,835
Deferred tax liabilities
Deferred sales commissions	(27,166)	(21,608)
Convertible debt	(12,695)	(16,626)
Lease asset	(15,520)	(19,601)
Net deferred taxes	$—	$—
The Company assesses the realizability of deferred tax assets based on the available evidence, including a history of taxable income and estimates of future taxable income. In assessing the realizability of deferred tax assets, the Company considers whether it is more likely than not that all or some portion of deferred tax assets will not be realized. For the year ended March 31, 2021, the Company continues to maintain a full valuation allowance against its deferred tax assets as it considered the cumulative losses in recent periods to be substantial negative evidence. At March 31, 2021, management determined that a valuation allowance of approximately $160.5 million was needed compared with approximately $115.4 million as of March 31, 2020.
At March 31, 2021, the Company had federal net operating loss carryforwards related to fiscal 2019, 2020 and 2021 of approximately $433.0 million, which carryforward indefinitely, and had carry-forwards related to prior years of $137.8 million, which begin to expire in 2022. As of March 31, 2021, the Company has state net operating loss carry-forwards of $296.6 million, which expire at various dates between 2029 and 2041. In addition, at March 31, 2021, the Company had research and development credit carryforwards for federal and California tax reporting purposes of approximately $15.3 million and $16.9 million, respectively. The federal income tax credit carryforwards will expire at various dates between 2022 and 2041, while the California income tax credits will carry forward indefinitely, but are subject to an annual cap of $5 million for tax years beginning on or after January 1, 2020 and before January 1, 2023. A reconciliation of the Company's provision (benefit) for income taxes to the amounts computed using the statutory U.S. federal income tax rate is as follows:

	Years Ended March 31,
	2021	2020	2019
Tax benefit at statutory rate	$(34,492)	$(36,163)	$(18,441)
State income taxes before valuation allowance, net of federal effect	(7,445)	(7,680)	(3,612)
Foreign tax rate differential	(2,206)	(1,422)	71
Research and development credits	(4,078)	(3,892)	(3,744)
Change in valuation allowance	47,225	51,741	30,558
Compensation/option differences	(5,045)	(6,584)	(7,277)
Non-deductible compensation	6,194	3,017	1,200
Other	690	1,815	1,814
Total income tax provision (benefit)	$843	$832	$569
For the years ended March 31, 2021, 2020 and 2019, the statutory federal rate of 21% was used.

The Company recognizes the tax benefit from uncertain tax positions if it is more likely than not that the tax positions will be sustained on examination by the tax authorities, based on the technical merits of the position. The tax benefit is measured based on the largest benefit that has a greater than 50% likelihood of being realized upon ultimate settlement. A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

	Unrecognized Tax Benefits
	2021	2020	2019
Balance at beginning of year	$6,115	$5,033	$3,980
Gross increases - tax position in prior period	—	—	17
Gross increases - tax position related to the current year	1,140	1,082	1,036
Lapse of statute of limitations	(202)	—	—
Balance at end of year	$7,053	$6,115	$5,033
At March 31, 2021, the Company had unrecognized tax benefits of $7.1 million, all of which, if recognized, would favorably affect the company's effective tax rate. The Company does not expect its unrecognized tax benefits to change significantly over the next 12 months.
The Company's policy for recording interest and penalties associated with tax examinations is to record such items as a component of operating expense income before taxes. During the years ended March 31, 2021, 2020 and 2019, the Company did not recognize any interest or penalties related to unrecognized tax benefits.
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
The Company files U.S. federal and state income tax returns in jurisdictions with varying statutes of limitations. Due to the Company’s net operating loss and tax credit carryforwards, the fiscal years 2002 and forward generally remain subject to examination by federal and most state tax authorities.
10. NET LOSS PER SHARE
The following is a reconciliation of the weighted average number of common shares outstanding used in calculating basic and diluted net loss per share (dollars in thousands, except per share data):

	For the years ended March 31,
	2021	2020	2019
Net loss	$(165,585)	$(172,368)	$(88,739)
Weighted average common shares outstanding - basic and diluted	105,700	99,999	94,533

Net loss per share - basic and diluted	$(1.57)	$(1.72)	$(0.94)
The following potentially dilutive common shares were excluded from the calculation of diluted earnings per share because their inclusion would have been anti-dilutive (shares in thousands):

	For the years ended March 31,
	2021	2020	2019
Stock options	1,813	2,274	3,114
Restricted stock units	10,221	9,191	7,820
Potential shares attributable to the ESPP	555	582	473
Total anti-dilutive shares	12,589	12,047	11,407

11. GEOGRAPHICAL INFORMATION
The following tables set forth the geographic information for each period:

	Revenue for the Years Ended March 31,
	2021	2020	2019
United States	$390,758	$350,368	$304,378
International	141,586	95,869	48,208
Total revenue	$532,344	$446,237	$352,586

	Property and Equipment as of March 31,
	2021	2020
United States	$87,945	$87,673
International	5,131	6,709
Total property and equipment, net	$93,076	$94,382
12. ACQUISITIONS
MarianaIQ
On April 12, 2018, the Company entered into an Asset Purchase Agreement with MarianaIQ Inc. ("MarianaIQ") for the purchase of certain assets of MarianaIQ to strengthen the artificial intelligence and machine learning capabilities of the Company's X Series product suite.
The Company recorded the acquired developed technology at fair value as an identifiable intangible asset with an estimated useful life of two years. The fair value of the technology was based on estimates and assumptions made by management using a cost approach method. The intangible asset was amortized on a straight-line basis over two years.
The excess of the consideration transferred over the fair value of the asset acquired was recorded as goodwill. The amount of goodwill recognized was primarily attributable to the expected contributions of the acquired assets to the overall corporate strategy in addition to the acquired workforce.
MarianaIQ did not contribute materially to revenue or net loss for the period of acquisition to March 31, 2021. The goodwill recognized upon acquisition was deductible for income tax purposes.
Jitsi
On October 29, 2018, the Company entered into an Asset Purchase Agreement with Atlassian Corporation PLC ("Atlassian"), through which the Company purchased certain assets from Atlassian relating to Jitsi open source video communications technology ("Jitsi"). The Company intends to integrate Jitsi's video collaboration capabilities into its technology platform to further enhance the Company's video and X Series platform offerings.
The Company recorded the acquired developed technology at fair value as an identifiable intangible asset with an estimated useful life of two years. The fair value of the technology was based on estimates and assumptions made by management using a cost approach method. The intangible asset was amortized on a straight-line basis over two years.
The excess of the consideration transferred over the fair value of the asset acquired was recorded as goodwill. The amount of goodwill recognized was primarily attributable to the expected contributions of the entity to the overall corporate strategy in addition to the acquired workforce.
Jitsi did not contribute materially to revenue or net loss for the period of acquisition to March 31, 2021. Goodwill recognized upon acquisition is deductible for income tax purposes.
Wavecell
On July 17, 2019, the Company entered into a Share Purchase Agreement (the “Share Purchase Agreement”) with Wavecell Pte. Ltd., a corporation incorporated under the laws of the Republic of Singapore (“Wavecell”), the equity holders of Wavecell (collectively, the “Sellers”), and Qualgro Partners Pte. Ltd., in its capacity as the representative of the equity holders of Wavecell. Pursuant to the Share Purchase Agreement, the Company acquired all of the outstanding shares and other equity interests of Wavecell (the “Transaction”). This Transaction extends 8x8’s technology advantage as a fully-owned, cloud technology platform with UCaaS, CCaaS, VCaaS, and CPaaS solutions able to natively offer pre-packaged communications, contact center and video solutions, and open APIs to embed these and other communications into an organization’s core business processes.

The total fair value of the purchase consideration of $117.1 million was comprised of $72.8 million in cash and $44.3 million in shares of common stock of the Company. Additionally, in connection with the Transaction, the Company issued $13.2 million in time-based restricted stock awards and $6.6 million in performance-based restricted stock awards, all of which vest over three years from the Transaction. As of March 31, 2021, the total unrecognized compensation cost related to these awards was approximately $8.5 million, which is expected to be recognized over the next 1.3 years.
The major classes of assets and liabilities to which the Company allocated the fair value of purchase consideration were as follows:

July 17, 2019
Cash	$4,473
Accounts receivable	9,438
Intangible assets	21,010
Other assets	787
Goodwill	91,060
Accounts payable	(9,548)
Deferred revenue	(90)
Total consideration	$117,130
The acquisition was accounted for as a business combination under the acquisition method and, accordingly, the total purchase price was allocated to the tangible and intangible assets acquired and the liabilities assumed based on their estimated fair value on the acquisition date. The goodwill recognized was primarily attributed to increased synergies that are expected to be achieved from the integration of Wavecell and is not expected to be deductible for income tax purposes.
The value of the acquired intangible assets acquired were as follows:

	Fair Value	Useful life (in Years)
Trade and domain names	$990	0.8
Developed technology	13,830	7
Customer relationships	6,190	7
Total intangible assets	$21,010
The Company incurred costs related to this acquisition of approximately $1.9 million. All acquisition related costs were expensed as incurred and have been recorded in general and administrative expenses in the accompanying consolidated statements of operations.

13. UNAUDITED SELECTED CONSOLIDATED QUARTERLY FINANCIAL DATA
The following tables summarize selected consolidated quarterly financial data for the years ended March 31, 2021 and 2020, (dollars In thousands, except per share amounts):

	Three Months Ended
	March 31, 2021	December 31, 2020	September 30, 2020	June 30, 2020
Fiscal 2021
Total revenues	$144,719	$136,685	129,133	$121,807
Gross profit	83,606	76,277	72,637	69,674
Loss from operations	(40,036)	(35,255)	(33,098)	(37,760)
Net loss	(45,034)	(40,225)	(38,413)	(41,913)
Net loss per share:
Basic and diluted	$(0.42)	$(0.38)	$(0.37)	$(0.40)

	Three Months Ended
	March 31, 2020	December 31, 2019	September 30, 2019	June 30, 2019
Fiscal 2020
Total revenues	$121,478	$118,567	109,517	$96,675
Gross profit	63,857	62,348	59,820	58,984
Loss from operations	(46,154)	(43,168)	(37,944)	(32,553)
Net loss	(50,100)	(47,071)	(40,932)	(34,265)
Net loss per share:
Basic and diluted	$(0.49)	$(0.47)	$(0.42)	$(0.36)
14. SUPPLEMENTAL FINANCIAL INFORMATION
Property and equipment consisted of the following:

	March 31,
	2021	2020
Computer equipment	$40,905	$38,105
Software development costs	91,816	77,635
Software licenses	7,798	1,569
Leasehold improvements	28,714	31,706
Furniture and fixtures	5,565	5,485
Construction in progress	10,651	13,852
Total property and equipment	185,449	168,352
Less: accumulated depreciation and amortization	(92,373)	(73,970)
Total property and equipment, net	$93,076	$94,382
Depreciation and amortization expense was $39.0 million, $28.4 million, and $18.5 million for the years ended March 31, 2021, 2020 and 2019, respectively.
Other current asset consisted of the following:

	March 31,
	2021	2020
Prepaid expense	$17,971	$14,489
Contract assets, current	12,840	10,425
Receivable related to lease assignment	—	6,853
Other current assets	3,284	3,912
Total other current assets	$34,095	$35,679

Other current liabilities consisted of the following:

	March 31,
	2021	2020
Liability related to lease assignment	$869	$8,969
Acquisition-related holdback cash and shares	—	18,864
Accrued liabilities	13,586	9,444
Total other current liabilities	$14,455	$37,277

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
Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, as of March 31, 2021. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of March 31, 2021, our disclosure controls and procedures were effective.
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
Based on our assessment, management has concluded that its internal control over financial reporting was effective as of March 31, 2021.
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
ITEM 9B. OTHER INFORMATION
On May 13, 2021, upon the recommendation of the Company’s management team, the 8x8, Inc.’s (the “Company”) Board of Directors (the “Board”) approved the establishment of a compensation program for the Company’s executive officers for the fiscal year ending March 31, 2022 (“Fiscal 2022”) whereby executive officers may elect to receive from 5% to 50% of each individual’s base salary compensation for a portion of Fiscal 2022 in shares of the Company’s common stock. Pursuant to the program, the Company’s executive officers would receive their elected percentage of base salary for the final nine (9) months of Fiscal 2022 in shares of Company’s common stock in equal portions on August 15, 2021, November 15, 2021, and February 15, 2022 valued at the lower of the first day of the prior quarter or the last trading day prior to grant. Our Chief Executive Officer has elected to receive 50% of his base salary and our other named executive officers have elected between 5-20% of their base salaries for Fiscal 2022.
In addition, for Fiscal 2022, our Board adopted an executive bonus plan (the “Plan”) that is administered by the Compensation Committee of the Board (the “Compensation Committee”) for our executive officers, except for our Chief Executive Officer, for whom our Board makes all compensation decisions. Under the Plan, each of our executive officers is eligible to receive bonus awards during the fiscal year tied to the Company’s performance in relation to financial targets and, in certain cases, the executive’s achievement of individual goals. Performance is measured and bonuses are payable on a semiannual basis for the first six months and the last six months of the fiscal year. Executive officers are eligible to earn bonus payments in amounts ranging from 0% to 200% of the executive officer’s semiannual target bonus amount (which is 50% of such executive officer’s full year target bonus amount). If the Company performs below a minimum threshold during either semiannual payout period, bonuses are not payable to executive officers for such period. For our Chief Executive Officer and Chief Financial Officer, the bonus target for each semiannual payout is based 100% on the Company’s performance in relation to one or more financial target(s). For all other executive officers, the bonus target for each semiannual payout will be based on a combination of Company performance in relation to financial target(s) and achievement of individual goals. For all executive officers in fiscal year ending March 31, 2022, the Company financial performance targets are a revenue-based target and non-GAAP pre-tax income target.

For Fiscal 2022, our named executive officers will receive 100% of their bonus payments, if any, in the form of immediately vested stock. Bonus payments in the form of stock will be made as soon as practicable following the measurement of the Company’s performance and individual performance during each semiannual payout, as described above, by our Compensation Committee or, in the case of our Chief Executive Officer, by our Board and valued at the lower of the Company’s stock price on the first day of the fiscal year or each semiannual bonus period payment date. The board of directors reserves the right to terminate the Plan at any time at its discretion.

On May 13, 2021 (the “Effective Date”), upon the recommendation of the Compensation Committee, the Board approved an amended and restated 2017 Executive Change-in-Control and Severance Policy (the “Policy”). The Policy supersedes and replaces the prior policy, previously adopted by our Board in October 2017 and amended effective January 31, 2019 (the “Prior Policy”), except for those named executive officers who are participants under the Prior Policy as of the Effective Date who will continue to receive the greater of the benefits offered under the Prior Policy or the Policy (the “Grandfathered Executives”). Under the Policy, each named executive officer is entitled to specific benefits upon the following events: a change-in-control; a constructive termination in connection with a change-in-control; and a constructive termination not in connection with a change-in-control. The three separate tiers under the Prior Policy were removed and replaced in the Policy with all Executives now receiving the same benefits (other than those Grandfathered Executives). The benefits provided to Executives for a constructive termination in connection with a change-in-control were amended to include 100% of target bonus. The severance benefits provided in the event of a constructive termination not in connection with a change-in control were amended to decrease the benefits provided to only COBRA benefits and decreased from twelve (12) months to six (6) months coverage post-termination. The cash severance was also decreased from 100% of Base Salary plus a pro-rated bonus to 50% of Base Salary and no pro-rated bonus. “Severance” as used in the column headings refers only to the constructive termination scenario, where a named executive officer is terminated without cause or resigns for good reason. The Policy does not provide for any “single trigger” change-in-control cash payments. The Policy provides for the following benefits payable to or realizable by the named executive officers:

Tier	Change-in-Control Benefits	Change-in-Control Severance Benefits	Severance Benefits
Executive	Stock Performance-Based Equity Awards: Performance condition satisfied for 100% of shares subject to a per-share target price no higher than Transaction Price; any service-based vesting applies thereafter

TSR Performance-Based Equity Awards: Performance condition satisfied for that number of shares determined by relative appreciation of Company common stock through Change-of-Control date; any service-based vesting applies thereafter	Cash: 100% of Base Salary + 100% of Target Bonus

COBRA, Group Benefits and Other Company Sponsored Benefits: 12 months after date of termination

Time-Based Equity Awards: 100% acceleration (50% acceleration, if within 12 months of hire date)

Performance-Based Equity Awards: 100% acceleration for shares for which performance criteria deemed satisfied as Change- in-Control benefit
Cash: 50% of Base Salary COBRA Benefits: 6 months after date of termination Time-Based Equity Awards: 0% acceleration Performance-Based Equity Awards: 0% acceleration

The foregoing description of the Policy does not purport to be complete and is qualified in its entirety by reference to the full text of the Policy, a copy of which is attached hereto as Exhibit 10.4, and hereby incorporated by reference herein.

PART III
Certain information required by Part III is omitted from this Annual Report on Form 10-K. The Registrant will file its definitive Proxy Statement for its Annual Meeting of Stockholders pursuant to Regulation 14A of the Securities Exchange Act of 1934, as amended, not later than 120 days after the end of the fiscal year covered by this Annual Report, and certain information included in the 2021 Proxy Statement is incorporated herein by reference.
ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
Information regarding our directors and corporate governance will be presented in our definitive proxy statement for our 2021 Annual Meeting of Stockholders to be held on or about August 10, 2021, which information is incorporated into this Annual Report by reference. However, certain information regarding current executive officers found under the heading "Information About Our Executive Officers" in Item 1 of Part I hereof is also incorporated by reference in response to this Item 10.
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
ITEM 11. EXECUTIVE COMPENSATION
Information relating to executive compensation will be presented in our definitive proxy statement for our 2021 Annual Meeting of Stockholders to be held on or about August 10, 2021, which information is incorporated into this Annual Report by reference.
ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
Information relating to securities authorized for issuance under equity compensation plans and other information required to be provided in response to this item will be presented in our definitive proxy statement for our 2021 Annual Meeting of Stockholders to be held on or about August 10, 2021, which information is incorporated into this Annual Report by reference. In addition, descriptions of our equity compensation plans are set forth in Note 8, Stock-Based Compensation and Stockholders' Equity, in the Notes to Consolidated Financial Statements included in this Annual Report.
ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
Information required to be provided in response to this item will be presented in our definitive proxy statement for our 2021 Annual Meeting of Stockholders to be held on or about August 10, 2021, which information is incorporated into this Annual Report by reference.
ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES
Information required to be provided in response to this item will be presented in our definitive proxy statement for our 2021 Annual Meeting of Stockholders to be held on or about August 10, 2021, which information is incorporated into this Annual Report by reference.

PART IV
ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES
(a)(1) Financial Statements. The information required by this item is included in Item 8.
SCHEDULE II
VALUATION AND QUALIFYING ACCOUNTS
(Dollars in Thousands)

Description	Balance at Beginning of Year	Additions Charged to Expenses	Deductions (a)	Balance at End of Year
Total Allowance for Credit Losses:
Year ended March 31, 2019:	$904	$1,115	$(1,155)	$864
Year ended March 31, 2020:	$864	$3,067	$(825)	$3,106
Year ended March 31, 2021 (b):	$3,106	$7,374	$(2,302)	$8,178
(a) The deductions related to allowance for credit losses represent financial assets which were written off.
(b) In fiscal 2021, the Company adopted ASU 2016-13, Financial Instruments—Credit Losses; for the year ended March 31, 2021, Additions Charged to Expenses includes $2.8 million, which was the cumulative effect adjustment for the change in accounting principle to the opening balance of fiscal 2021 retained earnings.

(a)(3) Exhibits. The following exhibits are included herein or incorporated herein by reference.

		Incorporated by Reference
Exhibit Number	Exhibit Description	Company Form	Filing Date	Exhibit Number	Filed Herewith
2.2	Share Purchase Agreement, dated as of July 17, 2019, by and among, 8x8, Inc., Wavecell Pte. Ltd., the Sellers named herein, and Qualgro Partners Pte. Ltd.+	10-Q	7/31/2019	2.1
3.1	Restated Certificate of Incorporation of Registrant, dated August 22, 2012	10-K	5/28/2013	3.1
3.2	Amended and Restated By-Laws of 8x8, Inc.	8-K	7/28/2015	3.2
4.1	Description of Capital Stock				X
4.2	Indenture dated as of February 19, 2019, between 8x8, Inc. and Wilmington Trust, National Association, as trustee (including form of Note)	8-K	2/19/2019	4.1
10.1	Form of Indemnification Agreement for Directors and Certain officers*	10-Q	7/31/2015	10.3
10.2	Form of Capped Call Confirmation	8-K	2/19/2019	10.1
10.3	Form of Capped Call Confirmation	8-K	11/21/2019	10.1
10.4	Amended and Restated 2017 Executive Change-In-Control and Severance Policy*				X
10.5	8x8, Inc. Amended and Restated 2012 Equity Incentive Plan, effective July 27, 2020*	10-Q	10/29/2020	10.1
10.6	Form of Stock Option Agreement under the 8x8, Inc. Amended and Restated 2012 Equity Incentive Plan*	S-8	8/28/2012	10.2
10.7	Form of Notice of Grant of Restricted Stock Unit Award and Agreement under the 8x8, Inc. Amended and Restated 2012 Equity Incentive Plan*	10-Q	10/29/2020	10.5
10.8	8x8, Inc. Third Amended and Restated 1996 Employee Stock Purchase Plan, effective August 10, 2020*	10-Q	1/29/2021	10.3
10.9	8x8, Inc. Amended and Restated 2017 New Employee Inducement Incentive Plan*	S-8	12/18/2020	10.1
10.10	Form of Stock Option Agreement under the 8x8, Inc. Amended and Restated 2017 New Employee Inducement Incentive Plan*	S-8	11/2/2017	10.24
10.11	Form of Notice of Grant of Restricted Stock Unit Award and Agreement under the 8x8, Inc. Amended and Restated 2017 New Employee Inducement Incentive Plan*	S-8	11/2/2017	10.25
10.12	8x8, Inc. 2006 Stock Plan, as amended*	10-K	5/26/2009	10.7
10.13	Form of Stock Option under the 8x8, Inc. 2006 Stock Plan, as amended*	10-Q	2/7/2007	10.1
10.14	8x8, Inc. Amended and Restated 2013 New Employee Inducement Incentive Plan*	10-Q	10/29/2020	10.3
10.15	Form of Stock Option Agreement under the 8x8, Inc. Amended and Restated 2013 New Employee Inducement Incentive Plan*	S-8	9/10/2013	10.24
10.16	Form of Notice of Grant of Restricted Stock Unit Award and Agreement under the 8x8, Inc. Amended and Restated 2013 New Employee Inducement Incentive Plan*	S-8	9/10/2013	10.25
10.17	Employment Agreement dated September 4, 2017 between 8x8, Inc. and Dejan Deklich*	10-Q	11/2/2017	10.36
10.18	Employment Agreement dated August 27, 2018, as amended October 23, 2018, between 8x8, Inc. and Matthew Zinn*	10-Q	11/7/2018	10.37
10.19	Transition Agreement, between Steven Gatoff and 8x8, Inc., effective June 8, 2020.*+	10-Q	8/4/2020	10.2
10.20	Temporary Secondment Agreement, between Samuel Wilson and 8x8, Inc., dated as of January 13, 2020*	10-Q	8/4/2020	10.3

Incorporated by Reference
Exhibit Number	Exhibit Description	Company Form	Filing Date	Exhibit Number	Filed Herewith
10.21	Employment Agreement dated December 9, 2020 between 8x8, Inc. and David Sipes*	8-K	12/10/2020	10.1
10.22	Separation, Transition and General Release Agreement dated December 9, 2020, between 8x8, Inc. and Vikram Verma*	8-K	12/10/2020	10.2
10.23	Employment Agreement, dated October 23, 2019, between 8x8, Inc. and Germaine Cota*	10-Q	1/29/2021	10.4
21.1	Subsidiaries of 8x8, Inc.				X
23.1	Consent of Independent Registered Public Accounting Firm				X
24.1	Power of Attorney (included in signature page)				X
31.1	Certification of Chief Executive Officer of the Registrant pursuant to Rule 13a-14				X
31.2	Certification of Chief Financial Officer of the Registrant pursuant to Rule 13a-14				X
32.1	Certification of Chief Executive Officer of the Registrant pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002				X
32.2	Certification of Chief Financial Officer of the Registrant pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002				X
101	The following financial statements from the Company's Annual Report on Form 10-K for the year ended March 31, 2021, formatted in Inline XBRL: (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Operations, (iii) Consolidated Statements of Comprehensive Loss, (iv) Consolidated Statements of Stockholders’ Equity, (v) Consolidated Statements of Cash Flows and (vi) Notes to Consolidated Financial Statements, tagged as blocks of text and including detailed tags XBRL Instance Document				X
104	The cover page from the Company's Annual Report on Form 10-K for the year ended March 31, 2020, formatted in Inline XBRL				X
+ Certain schedules and exhibits to this agreement have been omitted in accordance with Item 601(b)(2) of Regulation S-K. A copy of any omitted schedule and/or exhibit will be furnished to the Securities and Exchange Commission on request.
* Indicates management contract or compensatory plan or arrangement.
ITEM 16. FORM 10-K SUMMARY
None.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant, 8x8, Inc., a Delaware corporation, has duly caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Campbell, State of California, on May 17, 2021.

8X8, INC.
By: /s/ David Sipes David Sipes, Chief Executive Officer
POWER OF ATTORNEY
KNOW ALL PERSONS BY THESE PRESENT, that each person whose signature appears below constitutes and appoints David Sipes and Samuel Wilson and, jointly and severally, his or her attorneys-in-fact, each with the power of substitution, for him or her in any and all capacities, to sign any amendments to this Annual Report on Form 10-K, and to file the same, with exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, hereby ratifying and confirming all that each of said attorneys-in-fact, or his substitute or substitutes, may do or cause to be done by virtue hereof.
Pursuant to the requirements of the Securities and Exchange Act of 1934, this Annual Report on Form 10-K has been signed by the following persons in the capacities and on the date indicated:

Signature	Title	Date

/s/ David Sipes David Sipes	Chief Executive Officer and Director (Principal Executive Officer)	May 17, 2021

/s/ Samuel Wilson Samuel Wilson	Chief Financial Officer (Principal Financial Officer)	May 17, 2021

/s/ Germaine Cota Germaine Cota	Chief Accounting Officer (Principal Accounting Officer)	May 17, 2021

/s/ Jaswinder Pal Singh Jaswinder Pal Singh	Chairman and Director	May 17, 2021

/s/ Bryan Martin Bryan Martin	Director and Chief Technology Officer	May 17, 2021

/s/ Eric Salzman Eric Salzman	Director	May 17, 2021

/s/Todd Ford Todd Ford	Director	May 17, 2021

/s/ Vladimir Jacimovic Vladimir Jacimovic	Director	May 17, 2021

/s/ Monique Bonner Monique Bonner	Director	May 17, 2021

/s/ Elizabeth Theophille Elizabeth Theophille	Director	May 17, 2021