Form 10-Q
period 2021-06-30
8X8 INC /DE/
filed 2021-08-05
CIK 1023731

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM	10-Q
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2021
OR
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.    ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes    ☐        No    ☒
The number of shares of the Registrant's Common Stock outstanding as of August 2, 2021 was 112,033,014.

8X8, INC
INDEX TO QUARTERLY REPORT ON FORM 10-Q
FOR THE QUARTER ENDED JUNE 30, 2021

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
•customer acceptance and demand for our new and existing cloud communication and collaboration services and features, including voice, contact center, video, messaging, and communication application programming interfaces ("APIs");
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
•continued compliance with industry standards, and regulatory and privacy requirements, globally;
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
Please refer to the "Risk Factors" section of our annual report on Form 10-K for the fiscal year ended March 31, 2021, as modified by the "Risk Factors" section of this Quarterly Report, and subsequent Securities and Exchange Commission ("SEC") filings for additional factors that could materially affect our financial performance. All forward-looking statements included in this Quarterly Report are based on information available to us on the date hereof, and we assume no obligation to update any such forward-looking statements. Readers are urged to carefully review and consider the various disclosures made in this Quarterly Report, which attempts to advise interested parties of the risks and factors that may affect our business, financial condition, results of operations, and prospects.
Our fiscal year ends on March 31, of each calendar year. Each reference to a fiscal year in this Quarterly Report, refers to the fiscal year ended March 31, of the calendar year indicated (for example, fiscal 2022 refers to the fiscal year ending on March 31, 2022). Unless the context requires otherwise, references to "we," "us," "our," "8x8" and the "Company" refer to 8x8, Inc. and its consolidated subsidiaries.
All dollar amounts within this Quarterly Report are in thousands of U.S. Dollars ("dollars") unless otherwise noted.

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
8X8, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Dollars in thousands)

	June 30, 2021	March 31, 2021
	(unaudited)	(audited)
ASSETS
Current assets:
Cash and cash equivalents	$109,288	$112,531
Restricted cash, current	8,179	8,179
Short-term investments	31,231	40,337
Accounts receivable, net	49,755	51,150
Deferred sales commission costs, current	31,711	30,241
Other current assets	36,066	34,095
Total current assets	266,230	276,533
Property and equipment, net	90,776	93,076
Operating lease, right-of-use assets	63,402	66,664
Intangible assets, net	15,845	17,130
Goodwill	131,599	131,520
Restricted cash, non-current	462	462
Long-term investments	12,712	—
Deferred sales commission costs, non-current	74,394	72,427
Other assets	20,238	20,597
Total assets	$675,658	$678,409

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$33,233	$31,236
Accrued compensation	27,876	29,879
Accrued taxes	11,321	12,129
Operating lease liabilities, current	12,792	12,942
Deferred revenue, current	21,985	20,737
Other accrued liabilities	13,995	14,455
Total current liabilities	121,202	121,378
Operating lease liabilities, non-current	79,403	82,456
Convertible senior notes, net	312,828	308,435
Other liabilities, non-current	5,429	5,636
Total liabilities	518,862	517,905
Commitments and contingencies (Note 7)
Stockholders' equity:
Common stock	111	109
Additional paid-in capital	795,589	755,643
Accumulated other comprehensive loss	(3,943)	(4,193)
Accumulated deficit	(634,961)	(591,055)
Total stockholders' equity	156,796	160,504
Total liabilities and stockholders' equity	$675,658	$678,409

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

8X8, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited, dollars and shares in thousands except per share amounts)

	Three Months Ended June 30,
	2021	2020
Service revenue	$137,796	$114,183
Other revenue	10,531	7,624
Total revenue	148,327	121,807
Operating expenses:
Cost of service revenue	46,010	40,996
Cost of other revenue	13,746	11,137
Research and development	25,392	21,494
Sales and marketing	75,915	60,150
General and administrative	26,091	25,790
Total operating expenses	187,154	159,567
Loss from operations	(38,827)	(37,760)
Other expense, net	(4,823)	(3,925)
Loss before provision for income taxes	(43,650)	(41,685)
Provision for income taxes	256	228
Net loss	$(43,906)	$(41,913)

Net loss per share:
Basic and diluted	$(0.40)	$(0.40)
Weighted-average common shares outstanding:
Basic and diluted	109,925	103,607

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

8X8, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(Unaudited, dollars in thousands)

	Three Months Ended June 30,
	2021	2020
Net loss	$(43,906)	$(41,913)
Other comprehensive income (loss), net of tax
Unrealized (loss) gain on investments in securities	(33)	422
Foreign currency translation adjustment	283	885
Comprehensive loss	$(43,656)	$(40,606)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

8X8, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(Unaudited, dollars and shares in thousands)

	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total
	Shares	Amount
Balance at Balance at March 31, 2021	109,135	$109	$755,643	$(4,193)	$(591,055)	$160,504
Issuance of common stock under stock plans, less withholding	1,562	2	3,438	—	—	3,440
Stock-based compensation expense	—	—	36,508	—	—	36,508
Unrealized investment gain (loss)	—	—	—	(33)	—	(33)
Foreign currency translation adjustment	—	—	—	283	—	283
Net loss	—	—	—	—	(43,906)	(43,906)
Balance at Balance at June 30, 2021	110,697	$111	$795,589	$(3,943)	$(634,961)	$156,796

	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total
	Shares	Amount
Balance at Balance at March 31, 2020	103,179	$103	$625,474	$(12,176)	$(422,670)	$190,731
Adjustment to opening balance for change in accounting principle	—	—	—	—	(2,800)	(2,800)
Issuance of common stock under stock plans, less withholding	688	1	(67)	—	—	(66)
Stock-based compensation expense	—	—	23,118	—	—	23,118
Issuance of common stock related to acquisition	—	—	8,489	—		8,489
Unrealized investment gain	—	—	—	422	—	422
Foreign currency translation adjustment	—	—	—	885	—	885
Net loss	—	—	—	—	(41,913)	(41,913)
Balance at Balance at June 30, 2020	103,867	$104	$657,014	$(10,869)	$(467,383)	$178,866

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

8X8, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited, dollars in thousands)

	Three Months Ended June 30,
	2021	2020
Cash flows from operating activities:
Net loss	$(43,906)	$(41,913)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation	2,922	2,823
Amortization of intangible assets	1,285	2,228
Amortization of capitalized internal-use software costs	7,243	6,217
Amortization of debt discount and issuance costs	4,393	4,126
Amortization of deferred sales commission costs	8,245	6,138
Allowance for credit losses	383	1,742
Operating lease expense, net of accretion	3,459	3,750
Stock-based compensation expense	36,587	22,779
Other	713	602
Changes in assets and liabilities:
Accounts receivable	924	(3,428)
Deferred sales commission costs	(11,615)	(13,186)
Other current and non-current assets	(2,550)	(3,025)
Accounts payable and accruals	(5,063)	(519)
Deferred revenue	1,012	2,416
Net cash provided by (used in) operating activities	4,032	(9,250)

Cash flows from investing activities:
Purchases of property and equipment	(878)	(2,453)
Capitalized internal-use software costs	(6,546)	(8,866)
Purchases of investments	(28,721)	(17,156)
Sales of investments	10,299	—
Proceeds from maturities of investments	14,700	16,575
Net cash used in investing activities	(11,146)	(11,900)

Cash flows from financing activities:
Finance lease payments	(4)	(67)
Tax-related withholding of common stock	(99)	(69)
Proceeds from issuance of common stock under employee stock plans	3,538	2
Net cash provided (used in) by financing activities	3,435	(134)

Effects of currency exchange rates on cash, cash equivalent, and restricted cash	436	580
Net decrease in cash, cash equivalents, and restricted cash	(3,243)	(20,704)
Cash, cash equivalents, and restricted cash at the beginning of the period	121,172	156,411
Cash, cash equivalents, and restricted cash at the end of the period	$117,929	$135,707

Supplemental information:
Cash paid for income taxes	$337	$165

Reconciliation of cash, cash equivalents, and restricted cash at the end of the period:
Cash and cash equivalents	$109,288	$116,690
Restricted cash, current	8,179	10,376
Restricted cash, non-current	462	8,641
Total cash, cash equivalents, and restricted cash	$117,929	$135,707

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
2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
BASIS OF PRESENTATION AND CONSOLIDATION
The accompanying condensed consolidated financial statements are unaudited and have been prepared in accordance with U.S. generally accepted accounting principles ("GAAP") and regulations of the Securities and Exchange Commission ("SEC") regarding interim financial reporting. Accordingly, certain information and disclosures normally included in our annual consolidated financial statements prepared in accordance with GAAP have been condensed or omitted. These condensed consolidated financial statements should be read in conjunction with the Company's audited consolidated financial statements as of and for the fiscal year ended March 31, 2021, and notes thereto included in the Company's fiscal 2021 Annual Report on Form 10-K ("Form 10-K"). There were no material changes during the three months ended June 30, 2021, to our significant accounting policies as described in the Company's Form 10-K for the fiscal year ended March 31, 2021.
The unaudited condensed consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All intercompany accounts and transactions have been eliminated in consolidation. The Company conducts its operations through one reportable segment.
In the opinion of the Company's management, these condensed consolidated financial statements reflect all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair statement of the Company's financial position, results of operations, and cash flows for the periods presented. The results of operations for the interim periods presented are not necessarily indicative of the results to be expected for any subsequent quarter or for the entire year ending March 31, 2022.
USE OF ESTIMATES
The preparation of the condensed consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities and equity, and disclosure of contingent assets and liabilities at the reporting date. On an ongoing basis, the Company evaluates its estimates, including, but not limited to, those related to allowance for credit losses, reserve for expected customer credits or cancellations, fair value of and/or evaluation for impairment of goodwill and other long-lived assets, capitalization of internally developed software, benefit period for deferred sales commission costs, stock-based compensation expense, discount rate used to calculate operating lease liabilities, income and sales tax liabilities, fair value of convertible senior notes, litigation, and other contingencies. The Company bases its estimates on known facts and circumstances, historical experience, and various other assumptions. Actual results could differ from those estimates under different assumptions or conditions.
RECENTLY ADOPTED ACCOUNTING PRONOUNCEMENTS
In December 2019, the FASB issued ASU 2019-12, Income Taxes (Topic 740), which enhanced and simplified various aspects of the income tax accounting guidance, including requirements such as tax basis step-up in goodwill obtained in a transaction that is not a business combination, ownership changes in investments, and interim-period accounting for enacted changes in tax law. The amendment was effective for public companies with fiscal years beginning after December 15, 2020, which is fiscal 2022 for the Company. The adoption of this guidance in the first quarter of the Company's fiscal 2022 did not have a material impact on the Company's financial statements.
RECENT ACCOUNTING PRONOUNCEMENTS NOT YET ADOPTED
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

3. REVENUE RECOGNITION
Disaggregation of Revenue
The Company disaggregates its revenue by geographic region. See Note 12. Geographical Information.
Contract Balances
The following table provides amounts of receivables, contract assets, and deferred revenues from contracts with customers:

	June 30, 2021	March 31, 2021
Accounts receivable, net	$49,755	$51,150
Contract assets, current	$12,324	$12,840
Contract assets, non-current	$18,269	$17,987
Deferred revenue, current	$21,985	$20,737
Deferred revenue, non-current	$2,813	$2,999
Contract assets, current, contract assets, non-current, and deferred revenue, non-current are recorded on the Condensed Consolidated Balance Sheets in Other current assets, Other assets, and Other liabilities, non-current, respectively.
Contract assets represent recognition of revenue that has not yet been billed; the net decrease in contract assets was primarily driven by the billing of revenue previously recognized. The net increase in deferred revenue was due to billings in advance of performance obligations being satisfied. During the three months ended June 30, 2021, the Company recognized revenues of approximately $7.6 million, which was included in the deferred revenue balance at the beginning of the period.
Remaining Performance Obligations
The Company's subscription terms typically range from one to five years. Contract revenue from remaining performance obligations that had not yet been recognized as of June 30, 2021, was approximately $530.0 million. This amount excludes contracts with an original expected length of less than one year. The Company expects to recognize revenue on approximately 75% of the remaining performance obligations over the next 36 months and approximately 25% thereafter.
Deferred Sales Commission Costs
Amortization of deferred sales commission costs for the three months ended June 30, 2021 and 2020, was $8.2 million and $6.1 million, respectively. There were no material write-offs of deferred sales commission costs during the three months ended June 30, 2021 and 2020.

4. FAIR VALUE MEASUREMENTS
The following tablse presents estimated fair values of cash, cash equivalents, restricted cash, and available-for-sale investments:

June 30, 2021	Amortized Costs	Gross Unrealized Gain	Gross Unrealized Loss	Estimated Fair Value	Cash and Cash Equivalents	Restricted Cash (Current & Non-Current)	Short-Term Investments	Long-Term Investments
Cash	$39,480	$—	$—	$39,480	$39,480	$—	$—	$—
Level 1:
Money market funds	67,108	—	—	67,108	67,108	—	—	—
Subtotal	106,588	—	—	106,588	106,588	—	—	—
Level 2:
Certificate of deposit	8,641	—	—	8,641	—	8,641	—	—
Municipal bonds	700	—	—	700	700	—	—	—
Commercial paper	15,120	2	—	15,122	2,000	—	13,122	—
Corporate debt	30,796	30	(5)	30,821	—	—	18,109	12,712
Subtotal	55,257	32	(5)	55,284	2,700	8,641	31,231	12,712
Total assets	$161,845	$32	$(5)	$161,872	$109,288	$8,641	$31,231	$12,712

March 31, 2021	Amortized Costs	Gross Unrealized Gain	Gross Unrealized Loss	Estimated Fair Value	Cash and Cash Equivalents	Restricted Cash (Current & Non-Current)	Short-Term Investments	Long-Term Investments
Cash	$39,070	$—	$—	$39,070	$39,070	$—	$—	$—
Level 1:
Money market funds	67,712	—	—	67,712	67,712	—	—	—
Treasury securities	6,177	17	—	6,194	—	—	6,194	—
Subtotal	112,959	17	—	112,976	106,782	—	6,194	—
Level 2:
Certificate of deposit	8,641	—	—	8,641	—	8,641	—	—
Commercial paper	17,656	42	—	17,698	700	—	16,998	—
Corporate debt	22,193	1	—	22,194	5,049	—	17,145	—
Subtotal	48,490	43	—	48,533	5,749	8,641	34,143	—
Total assets	$161,449	$60	$—	$161,509	$112,531	$8,641	$40,337	$—
Certificates of deposit represent the Company's letters of credit securing leases for office facilities, the balances of which are included in Restricted cash, current and Restricted cash, non-current on the Company's Condensed Consolidated Balance Sheets.
The Company considers its investments available to support its current operations and has classified all investments as available-for-sale securities. The Company does not intend to sell any of its investments that are in unrealized loss positions and, as of June 30, 2021, has determined that it is not more likely than not that it will be required to sell any of these investments before recovery of the entire amortized cost bases.
The Company regularly reviews the changes to the rating of its securities at the individual security level by rating agencies and reasonably monitors the surrounding economic conditions to assess the risk of expected credit losses. As of June 30, 2021, the Company did not have any risk of expected credit losses on its investments.
As of June 30, 2021 and March 31, 2021, the estimated fair value of the Company's outstanding convertible senior notes ("Notes") was $450.7 million and $502.9 million, respectively, which was determined based on the closing price for the Notes on the last trading day of the reporting period and is categorized within Level 2 of the fair value hierarchy due to limited trading activity of the Notes. See Note 8, Convertible Senior Notes and Capped Call.

5. INTANGIBLE ASSETS AND GOODWILL
Intangible Assets
The carrying value of intangible assets consisted of the following:

	June 30, 2021			March 31, 2021
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Developed technology	$27,231	$(15,793)	$11,438	$33,960	$(21,458)	$12,502
Customer relationships	6,428	(2,021)	4,407	11,969	(7,341)	4,628
Trade and domain names	83	(83)	—	988	(988)	—
Total acquired identifiable intangible assets	$33,742	$(17,897)	$15,845	$46,917	$(29,787)	$17,130
During the three months ended June 30, 2021, the Company determined certain of its fully amortized intangible assets were no longer in use. As a result, the Company wrote off $6.7 million in gross carrying value of developed technology, $5.5 million of customer relationships, and $0.9 million of trade and domain names. Such intangibles had been fully amortized in prior periods, thus there was no net impact to the Company's financial statements.
As of June 30, 2021, the weighted average remaining useful life of developed technology and customer relationships was 4.4 years and 5.0 years, respectively.
As of June 30, 2021, the expected future amortization expense of the intangible assets was as follows:

Remainder of fiscal 2022	$4,388
Fiscal 2023	2,904
Fiscal 2024	2,851
Fiscal 2025	2,851
Fiscal 2026	2,851
Thereafter	—
Total	$15,845
Goodwill
The following table provides a summary of the change in the carrying amount of goodwill:

Balance at March 31, 2021	$131,520
Foreign currency translation adjustments	79
Balance at June 30, 2021	$131,599
6. LEASES
Operating Leases
The following table provides balance sheet information related to the Company's operating leases:

	June 30, 2021	March 31, 2021
Assets
Operating lease, right-of-use assets	$63,402	$66,664

Liabilities
Operating lease liabilities, current	$12,792	$12,942
Operating lease liabilities, non-current	79,403	82,456
Total operating lease liabilities	$92,195	$95,398

The following table presents the components of lease expense and cash outflows from operating leases:

	Three Months Ended June 30,
	2021	2020
Operating lease expense	$3,459	$3,750
Variable lease expense	$750	$782
Cash outflows from operating leases	$4,200	$2,054
Short-term lease expense was immaterial for the three months ended June 30, 2021 and 2020.
The following table presents supplemental lease information:

	June 30, 2021	March 31, 2021
Weighted average remaining lease term	8.2 years	8.4 years
Weighted average discount rate	4.0%	4.0%
The following table presents maturity of lease liabilities under the Company's non-cancellable operating leases as of June 30, 2021:

Remainder of fiscal 2022	$12,175
Fiscal 2023	15,170
Fiscal 2024	11,851
Fiscal 2025	11,514
Fiscal 2026	10,513
Thereafter	47,693
Total lease payments	108,916
Less: imputed interest	(16,721)
Present value of lease liabilities	$92,195
7. COMMITMENTS AND CONTINGENCIES
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
The Company believes it has recorded adequate provisions for any such lawsuits and claims and proceedings as of June 30, 2021. The Company believes that damage amounts claimed in these matters are not meaningful indicators of potential liability. Some of the matters pending against the Company involve potential compensatory, punitive or treble damage claims or sanctions, that, if granted, could require the Company to pay damages or make other expenditures in amounts that could have a material adverse effect on its Consolidated Financial Statements. Given the inherent uncertainties of litigation, the ultimate outcome of the ongoing matters described herein cannot be predicted, and the Company believes it has valid defenses with respect to the legal matters pending against it. Nevertheless, the Consolidated Financial Statements could be materially adversely affected in a particular period by the resolution of one or more of these contingencies.
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
Other Commitments, Indemnifications, and Contingencies
State and Local Taxes and Surcharges. From time to time, the Company has received inquiries from a number of state and local taxing agencies with respect to the remittance of sales, use, telecommunications, excise, and income taxes. Several jurisdictions currently are conducting tax audits of the Company's records. The Company collects or has accrued for taxes that it believes are required to be remitted. The amounts that have been remitted have historically been within the accruals established by the Company. The Company adjusts its accrual when facts relating to specific exposures warrant such adjustment. During the second quarter of fiscal 2019, the Company conducted a periodic review of the taxability of its services and determined that certain services may be subject to sales, use, telecommunications or other similar indirect taxes in certain jurisdictions. Accordingly, the Company recorded contingent indirect tax liabilities. As of June 30, 2021 and March 31, 2021, the Company had accrued contingent indirect tax liabilities of $2.8 million and $3.1 million, respectively.
8. CONVERTIBLE SENIOR NOTES AND CAPPED CALLS
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
In November 2019, the Company issued an additional $75.0 million aggregate principal amount of 0.50% convertible senior notes (the "Additional Notes" and together with the Initial Notes, the "Notes") due 2024 in a registered offering under the same indenture as the Initial Notes. The total net proceeds from the Additional Notes, after deducting underwriting discounts, debt issuance costs and costs of the capped call transactions described below, were approximately $64.6 million. The Additional Notes constitute a further issuance of, and form a single series with, the Initial Notes. Immediately after giving effect to the issuance of the Additional Notes, the Company had $362.5 million aggregate principal amount of convertible senior notes.
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
On or after October 1, 2023, until the close of business on the second scheduled trading day immediately preceding the maturity date, holders may convert all or any portion of their Notes, regardless of the foregoing circumstances. Upon conversion, the Company will satisfy its conversion obligation by paying or delivering, as the case may be, cash, shares of common stock, or a combination of cash and shares of common stock, at the Company's election. The Company’s current intent is to settle the principal amount of the Notes in cash upon conversion. During the three months ended June 30, 2021, the conditions allowing holders of the Notes to convert were not met.

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
The following table presents the net carrying amount of the liability component of the Notes:

	June 30, 2021	March 31, 2021
Principal	$362,500	$362,500
Unamortized debt discount	(48,990)	(53,323)
Unamortized issuance costs	(682)	(742)
Net carrying amount	$312,828	$308,435
The following table presents interest expense related to the Notes:

	Three Months Ended June 30,
	2021	2020
Contractual interest expense	$453	$453
Amortization of debt discount	4,332	4,068
Amortization of issuance costs	61	57
Total interest expense	$4,846	$4,578
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
9. STOCK-BASED COMPENSATION
The following table presents stock-based compensation expense:

	Three Months Ended June 30,
	2021	2020
Cost of service revenue	$1,968	$1,814
Cost of other revenue	1,071	787
Research and development	8,698	6,545
Sales and marketing	14,326	5,739
General and administrative	10,524	7,894
Total	$36,587	$22,779

Stock Options
The following table presents stock option activity (shares in thousands):

	Number of Shares	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at March 31, 2021	1,813	$9.46	2.86 years	$41,673
Granted	—	—
Exercised	(391)	9.04
Canceled/Forfeited	(9)	21.85
Outstanding at June 30, 2021	1,413	$9.50	2.61 years	$25,806

Vested and expected to vest at June 30, 2021	1,411	$9.48	2.60 years	$25,788
Exercisable at June 30, 2021	1,373	$9.19	2.48 years	$25,498
The total intrinsic value of options exercised during the three months ended June 30, 2021 and 2020, was $9.1 million and less than $0.1 million, respectively.
As of June 30, 2021, there was $0.3 million of total unrecognized compensation cost related to stock options, which is expected to be recognized over a weighted average period of approximately 0.9 years.
Restricted Stock Units (RSUs)
The following table presents RSU activity (shares in thousands):

	Number of Shares	Weighted Average Grant Date Fair Value	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at March 31, 2021	8,646	$19.27	1.85 years	$280,467
Granted	3,466	26.36
Vested and released	(969)	20.07
Forfeited	(317)	19.71
Outstanding at June 30, 2021	10,826	$21.45	2.05 years	$300,524
As of June 30, 2021, there was $165.1 million of total unrecognized compensation cost related to RSUs.
Performance Stock Units (PSUs)
The Company has granted PSUs to certain of its executives with vesting that is contingent on continued service and either Company or market performance. PSUs issued in June 2021 consist of three tranches: the first tranche vests on the 1st anniversary and is based on the Non-GAAP Gross Profit of the Company; the remaining two tranches vest on the 2nd and 3rd anniversaries, respectively, and are based on the Total Shareholder Return ("TSR") of the Company, as measured relative to a specified market index during the specified periods. For the first tranche, a range of 90% to 110% attainment of the target Non-GAAP Gross Profit over the vesting period will result in a range from 0% to 200% of the target number of shares being earned. For the awards based on TSR, a 2x multiplier will be applied for each percentage point of positive or negative relative TSR over the specified vesting periods, such that the number of shares of common stock earned will increase or decrease by 2% of the target number of shares, subject to a maximum of 200% of the target number of shares. In the event that the Company’s relative TSR performance is less than negative 30%, relative to the specified index, no shares will be earned for the applicable performance period. The amount of compensation expense is based on how many shares are probable to be earned for the applicable performance period.
The first tranche was valued at $25.78 per share based on the closing price of the Company's common stock on the grant date.
The second and third tranches were valued at $33.32 and $34.48, respectively, per share as determined by Monte Carlo simulations using a volatility factor of 58.7% and a risk-free rate of 0.3%.

The following table presents PSU activity (shares in thousands):

	Number of Shares	Weighted Average Grant Date Fair Value	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at March 31, 2021	1,576	$27.33	1.24 years	$51,116
Granted	465	27.92
Granted for performance achievement[1]	20	27.92
Vested and released	(206)	16.12
Forfeited	(198)	24.61
Outstanding at June 30, 2021	1,657	$30.56	1.43 years	$46,012
1 Represents additional PSUs awarded as a result of the achievement of performance goals above the performance targets established at grant.
As of June 30, 2021, there was $32.3 million of total unrecognized compensation cost related to PSUs.
Employee Stock Purchase Plan (ESPP)
As of June 30, 2021, there was approximately $0.6 million of unrecognized cost related to employee stock purchases. This cost is expected to be recognized over a weighted average period of 0.1 years. As of June 30, 2021, a total of 2,865,669 shares were available for issuance under the ESPP.
Salary and Bonus Stock Program
In March 2021, the Company offered its employees an opportunity to receive a portion of their base cash salary and/or cash bonus for fiscal 2022 in shares of the Company's common stock. Participants that choose to receive stock in place of base cash salary will be subject to reduced cash payroll starting July 2021 through March 2022. The number of shares received by the employee is based on the lower of the closing price of the common stock as of one of two specified look-back dates.
The estimated fair value of the shares issued has two components: 1) the value of the base cash salary and/or cash bonus opted to be received as shares, and 2) the grant date fair value of the look-back feature. The estimated fair value of the stock awards will be recognized in stock based compensation expense over the requisite service period of the participants, which may differ from the period in which their original cash compensation is earned. The look-back features are valued as options using the Black-Scholes model, applied to the total number of shares would have been granted under the program based on the closing price of our common stock on the grant date.
The following table presents the estimated fair value on the date of grant of each of the look-back features and the assumptions used in the Black-Scholes pricing model:

Fair value of look-back options	$4.64	-	$8.24
Valuation assumptions:
Expected volatility	58.7%
Risk-free interest rates	0.06%	-	0.07%
Expected terms (in years)	0.38	-	1.21
Dividend rate	—%
The risk-free rates were determined based on published treasury rates over terms consistent with those of the share exchange program. The volatility rate was determined based on historic volatility of the Company's stock and is consistent with the rate used for valuation of the PSU awards granted in June 2021.
As of June 30, 2021, there was $8.8 million of total unrecognized compensation cost related to the stock exchange program.
Stock Repurchases
There were no stock repurchases during the three months ended June 30, 2021 and June 30, 2020.
10. INCOME TAXES
The Company's effective tax rate was (0.6)% and (0.5)% for the three months ended June 30, 2021 and 2020, respectively. The difference in the effective tax rate and the U.S. federal statutory rate was primarily due to the full valuation allowance the Company maintains against its deferred tax assets. The effective tax rate is calculated by dividing the Provision for income taxes by the Loss before provision for income taxes.

11. NET LOSS PER SHARE
The following table presents the weighted average number of common shares outstanding used in calculating basic and diluted net loss per share (dollars in thousands, except per share data):

	Three Months Ended June 30,
	2021	2020
Net loss	$(43,906)	$(41,913)
Weighted average common shares outstanding - basic and diluted	109,925	103,607

Net loss per share:
Basic and diluted	$(0.40)	$(0.40)
The following potentially dilutive common shares were excluded from the calculation of diluted earnings per share because their inclusion would have been anti-dilutive (shares in thousands):

	Three Months Ended June 30,
	2021	2020
Stock options	1,413	2,259
Restricted stock units	12,483	9,443
Potential shares attributable to the ESPP	444	582
Total potential anti-dilutive shares	14,340	12,284
12. GEOGRAPHICAL INFORMATION
The following tables present information by geographic area:

	Three Months Ended June 30,
Revenue by geographic area:	2021	2020
United States	$103,658	$93,244
International	44,669	28,563
Total revenue	$148,327	$121,807

Property and equipment by geographic area:	June 30, 2021	March 31, 2021
United States	$85,928	$87,945
International	4,848	5,131
Total property and equipment, net	$90,776	$93,076

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our condensed consolidated financial statements and related notes appearing elsewhere in this Quarterly Report on Form 10-Q. As discussed in the section titled “Forward-Looking Statements,” the following discussion and analysis contains forward-looking statements that involve risks and uncertainties, as well as assumptions that, if they never materialize or prove incorrect, could cause our results to differ materially from those expressed or implied by such forward-looking statements. Factors that could cause or contribute to these differences include, but are not limited to, those discussed below and elsewhere in this report, particularly those set forth under the section entitled "Risk Factors" in our Annual Report on Form 10-K ("Form 10-K") for the fiscal year ended March 31, 2021.
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
Our customers represent companies ranging from small businesses to large multinational enterprises, and their users are spread across more than 150 countries. In recent years, we have increased our focus on the mid-market (which we define as customers that generate $25K to $100K ARR) and enterprise (which we define as customers that generate more than $100K ARR) customer categories. See “Key Business Metrics” section below for our definition and discussion of ARR.
We have a portfolio of SaaS offerings made available at different rates varying by the specific functionalities, services, and number of users. We generate service revenue from subscriptions to our communication services as well as from our customer's usage of certain of our platform services. We generate other revenues from the sales and rentals of office phones and other hardware equipment, and professional services. We define a “customer” as one or more legal entities to which we provide services pursuant to a single contractual arrangement. In some cases, we may have multiple billing relationships with a single customer (for example, where we establish separate billing accounts for a parent company and each of its subsidiaries).
Our flagship service is our 8x8 X Series, a next generation suite of unified communications as a service ("UCaaS") and contact center as a service ("CCaaS") solutions, which consist of service plans of increasing functionality designated X1, X2, etc., through X8. With 8x8 X Series, we provide enterprise-grade voice, unified communications, video meetings, team collaboration, and contact center functionalities from a single platform. The continued increase in demand for an integrated UCaaS and CCaaS solution led us to introduce eXperience Communications as a Service ("XCaaS"), a deployment model that erases boundaries between UCaaS and CCaaS, delivered through our differentiated single platform.
We also offer standalone SaaS services for contact center and video meetings as well as enterprise communication APIs for SMS, messaging, voice, and video APIs through our global communications platform as a service ("CPaaS"). We expect to continue developing and enhancing these services on our platform, as we believe in the value of the collective solutions.
SUMMARY AND OUTLOOK
In the first quarter of fiscal 2022, our service revenue grew approximately 21% year-over-year to $137.8 million. We continued to show an increase in our total ARR, which grew to $536 million in the first quarter of fiscal 2022, from $432 million in the same period in fiscal 2021, driven by the growth in sales to mid-market and enterprise customers. ARR from mid-market and enterprise customers represented 68% of total ARR in the first quarter of fiscal 2022, and grew 34% compared to the same period in fiscal 2021.
Our continued business focus is on achieving improved operating efficiencies while delivering revenue growth. We focus on key areas of spend in our go-to-market strategy and improving gross margin and operating margin through increased spend discipline. Additionally, we look to drive improved efficiencies in our customer acquisition and operations, and are focused on expanding our business upmarket with mid-market and enterprise customers. We believe that this approach will enable the Company to grow and capture market share during this phase of industry disruption, in a cost-effective way, and support the Company in pursuit of its path to profitability and operating cashflow improvement.
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
IMPACTS OF COVID-19
The full extent of the impact of the COVID-19 pandemic on our business, operations and financial results continues to depend on numerous evolving factors that we may not be able to accurately predict, including those set forth under the section entitled "Risk Factors" in our Form 10-K for the fiscal year ended March 31, 2021. In an effort to contain the spread of COVID-19 and its variants, governments around the world have enacted various measures, including orders to close at times non-essential businesses, isolate residents to their homes, and practice social distancing. To protect the health and safety of our employees, our workforce has spent significant time working from home and travel has been curtailed for our employees as well as our customers. While we anticipate that the global health crisis caused by COVID-19 and the measures enacted to slow its spread will negatively impact business activity across the globe, it is not clear what its potential effects, including the availability and effectiveness of vaccines, now and in the future, and current and future variants of the virus, will be on our business, including the effects on our customers, suppliers or vendors, or on our financial results.
KEY BUSINESS METRIC
Our management periodically reviews certain key business metrics in order to evaluate our operations, allocate resources, and drive financial performance in our business.
Annualized Recurring Subscriptions and Usage (“ARR”)
Our management reviews Annualized Recurring Subscriptions and Usage (“ARR”) and believes it may be useful to investors in order to evaluate trends in future revenues of the Company. Our management believes revenues are an important indicator for measuring the overall performance of the business. Our management uses trends in ARR to assess our on-going operations, allocate resources, and drive the financial performance of the business. We define Annualized Recurring Subscriptions and Usage, or ARR, as equal to the sum of the most recent month of (i) recurring subscription amounts and (ii) platform usage charges for all CPaaS customers (subject to a minimum billings threshold for a period of at least six consecutive months), multiplied by 12. We are not aware of any uniform standards for calculating ARR and caution that our presentation may not be consistent with that of other companies. For example, to the extent our ARR is used to evaluate trends in future revenue, such an evaluation would assume a sustained level of usage from existing customers which may fluctuate in future periods.
COMPONENTS OF RESULTS OF OPERATIONS
Service Revenue
Service revenue consists of communication services subscriptions, platform usage revenue, and related fees from our UCaaS, CCaaS, XCaaS, and CPaaS offerings. We plan to continue driving our business to increase service revenue through a combination of increased sales and marketing efforts, geographic expansion of our customer base outside the United States, innovation in product and technology, and through strategic acquisitions of technologies and businesses.
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
Cost of Service Revenue
Cost of service revenue consists primarily of costs associated with network operations and related personnel, technology licenses, amortization of platform related capitalized internal-use software, other communication origination and termination services provided by third-party carriers and outsourced customer service call center operations, and other costs such as customer service, and technical support costs. We allocate overhead costs such as IT and facilities to cost of service revenue, as well as to each of the operating expense categories, generally based on relative headcount. Our IT costs include costs for IT infrastructure and personnel. Facilities costs primarily consist of office leases and related expenses.
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

Other Expense, Net
Other expense, net, consists primarily of interest expense related to the convertible notes, offset by income earned on our cash, cash equivalents, investments, and foreign exchange gains/losses.
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
RESULTS OF OPERATIONS
The following discussion should be read in conjunction with our condensed consolidated financial statements and the notes thereto.
Revenue
Service revenue

	2021	2020	Change
Three Months Ended June 30,	$137,796	$114,183	$23,613	20.7%
Percentage of total revenue	92.9%	93.7%
Service revenue increased for the three months ended June 30, 2021, as compared to the three months ended June 30, 2020, primarily due to a net increase in our customer base, expanded offerings to existing customers, and growth in related usage; service revenue from new customers was primarily driven by global sales of XCaaS, and our standalone UCaaS and CCaaS offerings to our mid-market and enterprise customers. The increase in service revenue was also attributable to growth in usage revenue generated by our CPaaS products, primarily in the APAC region.
We expect total service revenue to grow over time with our diverse platform offering as our business continues to expand globally and deeper into our customer categories.
Other revenue

	2021	2020	Change
Three Months Ended June 30,	$10,531	$7,624	$2,907	38.1%
Percentage of total revenue	7.1%	6.3%
Other revenue increased for the three months ended June 30, 2021, as compared to the three months ended June 30, 2020, primarily due to increased professional services revenue resulting from the overall growth in our business and customer base, partially offset by a decrease in product revenue as a result of a shift toward our hardware rental program and soft phone usage.
We expect other revenue to grow over time as our customer base grows, particularly in mid-market and enterprise, as we focus on delivering enhanced platform offerings to existing and new customers.
No customer represented greater than 10% of the Company's total revenue for the three months ended June 30, 2021 or 2020.
Cost of Revenue
Cost of service revenue

	2021	2020	Change
Three Months Ended June 30,	$46,010	$40,996	$5,014	12.2%
Percentage of service revenue	33.4%	35.9%
Cost of service revenue increased for the three months ended June 30, 2021, as compared to the three months ended June 30, 2020, yet decreased as a percentage of service revenue, primarily due to increases of:
•$5.9 million in communication infrastructure costs incurred to deliver our services resulting from growth in usage across our platform including those in connection with CPaaS;
•$0.7 million in amortization of capitalized internal-use software; and
•$0.2 million in stock-based compensation expense.

These increases were partially offset by decreases of:
•$1.1 million in employee and consulting related expenditures; and
•$0.4 million in depreciation and amortization of intangible assets.
We expect cost of service revenue will increase in absolute dollars in future periods as revenue continues to grow.
Cost of other revenue

	2021	2020	Change
Three Months Ended June 30,	$13,746	$11,137	$2,609	23.4%
Percentage of other revenue	130.5%	146.1%
Cost of other revenue increased for the three months ended June 30, 2021, as compared to the three months ended June 30, 2020, primarily due to an increase in hardware shipment volume.
Cost of other revenue as a percentage of other revenue decreased, due to improved pricing and an increase in our hardware rental revenue. We expect that Other revenue margin will vary period over period.
Operating Expenses
Research and development

	2021	2020	Change
Three Months Ended June 30,	$25,392	$21,494	$3,898	18.1%
Percentage of total revenue	17.1%	17.6%
Research and development expenses increased for the three months ended June 30, 2021, as compared to the three months ended June 30, 2020, primarily due to increases of:
•$2.2 million in stock-based compensation expense;
•$1.5 million from less capitalized internal-use software costs;
•$0.5 million in employee and consulting related expenditures;
•$0.5 million in public cloud expenses; and
•$0.3 million in amortization of capitalized internal-use software.
These increases were partially offset by a decrease of $0.7 million in facility and overhead costs.
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
Sales and marketing

	2021	2020	Change
Three Months Ended June 30,	$75,915	$60,150	$15,765	26.2%
Percentage of total revenue	51.2%	49.4%
Sales and marketing expenses increased for the three months ended June 30, 2021, as compared to the three months ended June 30, 2020, primarily due to increases of:
•$8.6 million in stock-based compensation expense; and
•$6.8 million in internal and external sales commissions.
These increases were partially offset by a net decrease of $0.1 million in marketing program and public cloud expenses due to gained efficiencies in lead generation and brand awareness, travel related costs, and employee and consulting related expenditures.
We plan to continue investing in sales and marketing to attract and retain customers on our platform and to increase our brand awareness. While we expect to continue to improve our cost structure and achieve operational efficiencies, we expect that sales and marketing expenses will increase in absolute dollars in future periods and vary from period-to-period as a percentage of revenue.

General and administrative

	2021	2020	Change
Three Months Ended June 30,	$26,091	$25,790	$301	1.2%
Percentage of total revenue	17.6%	21.2%
General and administrative expenses increased for the three months ended June 30, 2021, as compared to the three months ended June 30, 2020, primarily due to increases of:
•$2.6 million in stock-based compensation expense;
•$0.8 million in contract termination costs; and
•$0.5 million in facility related costs.
These increases were partially offset by decreases of:
•$2.0 million in legal and regulatory costs;
•$1.0 million of lower allowances for credit losses; and
•$0.4 million in employee and consulting related expenditures.
We expect to continue improving our cost structure and achieve operational efficiencies, and therefore also expect that general and administrative expenses as a percentage of total revenue will decline over time.
Other expense, net

	2021	2020	Change
Three Months Ended June 30,	$4,823	$3,925	$898	22.9%
Percentage of total revenue	3.3%	3.2%
The change in Other expense, net for the three months ended June 30, 2021, as compared to the three months ended June 30, 2020, was primarily due to increased expenses related to fluctuations in foreign exchange rates.
With the recognition of interest expense and amortization of debt discount and issuance costs in connection with our convertible senior notes, we expect Other expense, net to remain in a net expense position for the foreseeable future.
Provision for income taxes

	2021	2020	Change
Three Months Ended June 30,	$256	$228	$28	12.3%
Percentage of total revenue	0.2%	0.2%
There was not a material change to our Provision for income taxes for the three months ended June 30, 2021 and no material changes are anticipated for the foreseeable future.
Liquidity and Capital Resources
As of June 30, 2021, we had $153.2 million of cash, cash equivalents, and investments. In addition, as of June 30, 2021, we had $8.6 million in restricted cash in support of letters of credit securing leases for office facilities. As of March 31, 2021, we had $152.9 million of cash, cash equivalents, and investments and $8.6 million of restricted cash.
On March 27, 2020, the Coronavirus Aid, Relief, and Economic Security Act (the "CARES Act") was passed into law, which amended portions of relevant tax laws and provided relief to certain qualifying entities. In connection with the CARES Act, the Company elected to defer certain employer payroll taxes, which reduced cash usage by approximately $5.0 million through March 31, 2021, of which approximately $2.5 million will be remitted to tax authorities during the third quarter of fiscal 2022 and the remaining amount due will be remitted in the third quarter of fiscal 2023.
In March 2021, the Company offered its employees a limited opportunity to receive a portion of their fiscal 2022 cash salary and/or cash bonus in shares of the Company's common stock. Based on employee elected participation, we expect lower cash usage from payroll compensation of over $4 million during the remainder of fiscal 2022 and approximately $4 million during the first quarter of fiscal 2023.
We believe that our existing cash, cash equivalents, and investment balances, and our anticipated cash flows from operations will be sufficient to meet our working capital and expenditure requirements for the next 12 months.
Period-over-Period Changes
Net cash provided by operating activities for the three months ended June 30, 2021, was $4.0 million, as compared with net cash used of $9.3 million in the three months ended June 30, 2020. Cash provided by/used in operating activities is affected by:
•the net loss;

•depreciation and amortization;
•the amortization associated with deferred sales commissions, debt discount and issuance costs;
•the expense associated with stock-based compensation; and
•changes in working capital accounts, particularly in the timing of collections from receivable and payments of obligations, such as commissions.
During the three months ended June 30, 2021, net cash provided by operating activities was primarily related to non-cash operating expenses, including:
•stock-based compensation expense of $36.6 million;
•depreciation and amortization of $11.5 million;
•amortization of the debt discount of $4.4 million; and
•operating lease expenses of $3.5 million.
These amounts were partially offset by:
•the net loss of $43.9 million; and
•net cash outflows from sales commissions of $8.2 million.
Net cash used in investing activities was $11.1 million in the three months ended June 30, 2021, as compared with $11.9 million in the three months ended June 30, 2020. The cash used in investing activities during the three months ended June 30, 2021, was primarily related to:
•capitalized internal-use software development costs of $6.5 million; and,
•purchases of investments of $28.7 million, partially offset by $25.0 million of proceeds from maturities and sales of investments.
Net cash provided by financing activities was $3.4 million in the three months ended June 30, 2021, as compared with $0.1 million in the three months ended June 30, 2020. Cash provided by financing activities for the three months ended June 30, 2021 was primarily related to the proceeds from exercises of stock options.
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
There have been no significant changes during the three months ended June 30, 2021, to our critical accounting policies and estimates previously disclosed in our Form 10-K for the fiscal year ended March 31, 2021.
NEW ACCOUNTING PRONOUNCEMENTS
For a discussion of recently adopted accounting pronouncements and recent accounting pronouncements not yet adopted, refer to Note 2, Summary of Significant Accounting Policies, in the Notes to Unaudited Condensed Consolidated Financial Statements included in this Quarterly Report.
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Interest Rate Fluctuation Risk
We had cash, cash equivalents, restricted cash, and investments totaling $161.9 million as of June 30, 2021. Cash equivalents and investments were invested primarily in money market funds, U.S. treasury, commercial paper, and corporate bonds. Our investment policy is focused on the preservation of capital and supporting our liquidity needs. Under the policy, we invest in highly rated securities, while limiting the amount of credit exposure to any one issuer other than the U.S. government. We do not invest in financial instruments for trading or speculative purposes, nor do we use leveraged financial instruments. We utilize external investment managers who adhere to the guidelines of our investment policy. A hypothetical 10% change in interest rates would not have a material impact on the value of our cash, cash equivalents, or available-for-sale investments.
As of June 30, 2021, the Company had $362.5 million or aggregate principal amount of convertible senior notes outstanding, which had an estimated fair value was $450.7 million. The fair value of the convertible senior notes is subject to interest rate risk, market risk, and other factors due to the conversion feature. The fair value of the convertible senior notes will generally increase as our common stock price increases and will generally decrease as our common stock price declines. The interest and market value changes affect the fair value of the convertible senior notes but do not impact our financial position, cash flows, or results of operations due to the fixed nature of the debt obligation. Additionally, we carry the convertible senior notes at face value less unamortized discount on our consolidated balance sheets, and we present the fair value for required disclosure purposes only.
Foreign Currency Exchange Risk
We have foreign currency risks related to our revenue and operating expenses denominated in currencies other than the U.S. dollar, primarily the British Pound, causing both our revenue and our operating results to be impacted by fluctuations in the exchange rates.
Gains or losses from the revaluation of certain cash balances, accounts receivable balances, and intercompany balances that are denominated in these currencies impact our net income (loss). A hypothetical decrease in all foreign currencies against the US dollar of 10% would not result in a material foreign currency loss on foreign-denominated balances for the three months ended June 30, 2021. As our foreign operations expand, our results may be more impacted by fluctuations in the exchange rates of the currencies in which we do business.
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
As of the end of the period covered by this Quarterly Report on Form 10-Q, under the supervision of our Chief Executive Officer and our Chief Financial Officer, we evaluated the effectiveness of our Disclosure Controls. Based on this evaluation, our Chief Executive Officer and our Chief Financial Officer have concluded that our Disclosure Controls were effective as of June 30, 2021.
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
Changes in Internal Control over Financial Reporting
During the first quarter of fiscal year 2022, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
The information set forth in Note 7, Commitments and Contingencies, under the heading “Legal Proceedings” in the Notes to Unaudited Condensed Consolidated Financial Statements included in this Quarterly Report is incorporated by reference in response to this item.
ITEM 1A. RISK FACTORS
There have been no material changes from the risk factors previously disclosed in our Form 10-K for the fiscal year ended March 31, 2021.
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

10.1	Amended and Restated 2017 Executive Change-In-Control and Severance Policy as filed herewith.*
31.1	Certification of Chief Executive Officer pursuant to Rules 13a-14 and 15d-14 under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer pursuant to Rules 13a-14 and 15d-14 under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101	The following materials from the 8x8, Inc. Quarterly Report on Form 10-Q for the quarter ended June 30, 2021, formatted in iXBRL (Inline eXtensible Business Reporting Language):
(i) Condensed Consolidated Balance Sheets as of June 30, 2021 and March 31, 2021; (ii) Condensed Consolidated Statements of Operations for the three months ended June 30, 2021 and 2020; (iii) Condensed Consolidated Statements of Comprehensive Loss for the three months ended June 30, 2021 and 2020; (iv) Condensed Consolidated Statements of Stockholders' Equity for the three months ended June 30, 2021 and 2020; (v) Condensed Consolidated Statements of Cash Flows for the three months ended June 30, 2021 and 2020; and (vi) notes to unaudited condensed consolidated financial statements.
104	Cover Page Interactive Data File, formatted in iXBRL and contained in Exhibit 101.

*	Management contract or compensatory plan or arrangement.
+	Furnished herewith.

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
Date: August 5, 2021

8X8, INC.

By: /s/ Samuel Wilson
Samuel Wilson
Chief Financial Officer (Principal Financial and Duly Authorized Officer)