Form 10-Q
period 2021-09-30
8X8 INC /DE/
filed 2021-11-03
CIK 1023731

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM	10-Q
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2021
OR
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.    ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes    ☐        No    ☒
The number of shares of the Registrant's Common Stock outstanding as of November 1, 2021 was 113,949,810.

8X8, INC
INDEX TO QUARTERLY REPORT ON FORM 10-Q
FOR THE QUARTER ENDED SEPTEMBER 30, 2021

Forward-Looking Statements and Risk Factors
Statements contained in this quarterly report on Form 10-Q, or Quarterly Report, regarding our expectations, beliefs, estimates, intentions or strategies are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Any statements contained herein that are not statements of historical fact may be deemed to be forward-looking statements. For example, words such as "may," "will," "should," "estimates," "predicts," "potential," "continue," "strategy," "believes," "anticipates," "plans," "expects," "intends," and similar expressions are intended to identify forward-looking statements. These forward-looking statements include, but are not limited to, statements regarding: industry trends; our number of customers; growth in future service and other revenues; cost of service revenue; research and development expenses; hiring of employees; sales and marketing expenses; general and administrative expenses; and the impact of the COVID-19 pandemic. You should not place undue reliance on these forward-looking statements. Actual results and trends may differ materially from historical results and those projected in any such forward-looking statements depending on a variety of factors. These factors include, but are not limited to: customer adoption and demand for our products may be lower than we anticipate; the impact of economic downturns on us and our customers, including from the COVID-19 pandemic; competitive dynamics of the cloud communication and collaboration markets, including voice, contact center, video, messaging, and communication application programming interfaces ("APIs"), in which we compete may change in ways we are not anticipating; impact of supply chain disruptions; third parties may assert ownership rights in our IP, which may limit or prevent our continued use of the core technologies behind our solutions; our customer churn rate may be higher than we anticipate; our Investments we make in marketing, channel and value-added resellers (VARs), e-commerce, new products, may not result in revenue growth; and we may not achieve our target service revenue growth, or the revenue, earnings, or other amounts we forecast in our guidance, for a particular quarter or for the full fiscal year.
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

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
8X8, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Dollars in thousands)

	September 30, 2021	March 31, 2021
	(unaudited)	(audited)
ASSETS
Current assets:
Cash and cash equivalents	$102,989	$112,531
Restricted cash, current	8,179	8,179
Short-term investments	44,607	40,337
Accounts receivable, net	51,178	51,150
Deferred sales commission costs, current	33,026	30,241
Other current assets	32,896	34,095
Total current assets	272,875	276,533
Property and equipment, net	86,860	93,076
Operating lease, right-of-use assets	62,379	66,664
Intangible assets, net	14,580	17,130
Goodwill	130,869	131,520
Restricted cash, non-current	462	462
Long-term investments	10,245	—
Deferred sales commission costs, non-current	75,668	72,427
Other assets	18,904	20,597
Total assets	$672,842	$678,409

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$29,618	$31,236
Accrued compensation	30,575	29,879
Accrued taxes	12,065	12,129
Operating lease liabilities, current	13,271	12,942
Deferred revenue, current	22,362	20,737
Other accrued liabilities	13,049	14,455
Total current liabilities	120,940	121,378
Operating lease liabilities, non-current	77,156	82,456
Convertible senior notes, net	317,291	308,435
Other liabilities, non-current	4,904	5,636
Total liabilities	520,291	517,905
Commitments and contingencies (Note 7)
Stockholders' equity:
Common stock	113	109
Additional paid-in capital	835,830	755,643
Accumulated other comprehensive loss	(6,107)	(4,193)
Accumulated deficit	(677,285)	(591,055)
Total stockholders' equity	152,551	160,504
Total liabilities and stockholders' equity	$672,842	$678,409

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

8X8, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited, dollars and shares in thousands except per share amounts)

	Three Months Ended September 30,		Six Months Ended September 30,
	2021	2020	2021	2020
Service revenue	$142,376	$120,942	$280,172	$235,125
Other revenue	9,181	8,191	19,712	15,815
Total revenue	151,557	129,133	299,884	250,940
Operating expenses:
Cost of service revenue	47,198	44,803	93,208	85,799
Cost of other revenue	12,269	11,693	26,015	22,830
Research and development	28,498	21,567	53,890	43,061
Sales and marketing	76,726	61,399	152,641	121,549
General and administrative	24,023	22,769	50,114	48,559
Total operating expenses	188,714	162,231	375,868	321,798
Loss from operations	(37,157)	(33,098)	(75,984)	(70,858)
Other expense, net	(4,934)	(5,178)	(9,757)	(9,103)
Loss before provision for income taxes	(42,091)	(38,276)	(85,741)	(79,961)
Provision for income taxes	233	137	489	365
Net loss	$(42,324)	$(38,413)	$(86,230)	$(80,326)

Net loss per share:
Basic and diluted	$(0.38)	$(0.37)	$(0.78)	$(0.77)
Weighted-average common shares outstanding:
Basic and diluted	112,422	104,620	111,180	104,116

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

8X8, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(Unaudited, dollars in thousands)

	Three Months Ended September 30,		Six Months Ended September 30,
	2021	2020	2021	2020
Net loss	$(42,324)	$(38,413)	$(86,230)	$(80,326)
Other comprehensive loss, net of tax
Unrealized (loss) gain on investments in securities	(15)	(43)	(48)	379
Foreign currency translation adjustment	(2,149)	2,945	(1,866)	3,830
Comprehensive loss	$(44,488)	$(35,511)	$(88,144)	$(76,117)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

8X8, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(Unaudited, dollars and shares in thousands)

	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total
	Shares	Amount
Balance at March 31, 2021	109,135	$109	$755,643	$(4,193)	$(591,055)	$160,504
Issuance of common stock under stock plans	1,562	2	3,438	—	—	3,440
Stock-based compensation expense	—	—	36,508	—	—	36,508
Unrealized investment loss	—	—	—	(33)	—	(33)
Foreign currency translation adjustment	—	—	—	283	—	283
Net loss	—	—	—	—	(43,906)	(43,906)
Balance at June 30, 2021	110,697	111	795,589	(3,943)	(634,961)	156,796
Issuance of common stock under stock plans	2,721	2	6,758	—	—	6,760
Stock-based compensation expense	—	—	33,483	—	—	33,483
Issuance of common stock related to acquisition	(1)	—	—	—	—	—
Unrealized investment loss	—	—	—	(15)	—	(15)
Foreign currency translation adjustment	—	—	—	(2,149)	—	(2,149)
Net loss	—	—	—	—	(42,324)	(42,324)
Balance at September 30, 2021	113,416	$113	$835,830	$(6,107)	$(677,285)	$152,551

	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total
	Shares	Amount
Balance at March 31, 2020	103,179	$103	$625,474	$(12,176)	$(422,670)	$190,731
Adjustment to opening balance for change in accounting principle	—	—	—	—	(2,800)	(2,800)
Issuance of common stock under stock plans	688	1	(67)	—	—	(66)
Stock-based compensation expense	—	—	23,118	—	—	23,118
Issuance of common stock related to acquisition	—	—	8,489	—		8,489
Unrealized investment gain	—	—	—	422	—	422
Foreign currency translation adjustment	—	—	—	885	—	885
Net loss	—	—	—	—	(41,913)	(41,913)
Balance at June 30, 2020	103,867	104	657,014	(10,869)	(467,383)	178,866
Issuance of common stock under stock plans	2,119	2	4,706	—	—	4,708
Stock-based compensation expense	—	—	26,396	—	—	26,396
Unrealized investment loss	—	—	—	(43)	—	(43)
Foreign currency translation adjustment	—	—	—	2,945	—	2,945
Net loss	—	—	—	—	(38,413)	(38,413)
Balance at September 30, 2020	105,986	$106	$688,116	$(7,967)	$(505,796)	$174,459

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

8X8, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited, dollars in thousands)

	Six Months Ended September 30,
	2021	2020
Cash flows from operating activities:
Net loss	$(86,230)	$(80,326)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation	5,771	5,690
Amortization of intangible assets	2,551	4,055
Amortization of capitalized internal-use software costs	14,713	12,893
Amortization of debt discount and issuance costs	8,855	8,317
Amortization of deferred sales commission costs	16,857	12,764
Allowance for credit losses	645	2,994
Operating lease expense, net of accretion	6,795	7,585
Stock-based compensation expense	72,422	48,101
Other	853	467
Changes in assets and liabilities:
Accounts receivable	(1,100)	(6,290)
Deferred sales commission costs	(23,489)	(26,811)
Other current and non-current assets	(835)	(7,532)
Accounts payable and accruals	(9,860)	1,350
Deferred revenue	1,183	3,675
Net cash provided by (used in) operating activities	9,131	(13,068)

Cash flows from investing activities:
Purchases of property and equipment	(2,358)	(4,171)
Capitalized internal-use software costs	(11,613)	(16,158)
Purchases of investments	(56,049)	(17,968)
Sales of investments	10,299	219
Proceeds from maturities of investments	30,967	30,071
Acquisition of businesses, net of cash acquired	—	(3,459)
Net cash used in investing activities	(28,754)	(11,466)

Cash flows from financing activities:
Finance lease payments	(8)	(70)
Tax-related withholding of common stock	(128)	(69)
Proceeds from issuance of common stock under employee stock plans	10,328	4,710
Net cash provided by financing activities	10,192	4,571

Effects of currency exchange rates on cash, cash equivalent, and restricted cash	(111)	958
Net decrease in cash, cash equivalents, and restricted cash	(9,542)	(19,005)
Cash, cash equivalents, and restricted cash at the beginning of the period	121,172	156,411
Cash, cash equivalents, and restricted cash at the end of the period	$111,630	$137,406

Supplemental information:
Cash paid for income taxes	$578	$406
Cash paid for interest	$906	$906

Reconciliation of cash, cash equivalents, and restricted cash at the end of the period:
Cash and cash equivalents	$102,989	$121,848
Restricted cash, current	8,179	6,917
Restricted cash, non-current	462	8,641
Total cash, cash equivalents, and restricted cash	$111,630	$137,406

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

8X8, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
1. DESCRIPTION OF BUSINESS
8x8, Inc. ("8x8" or the "Company") was incorporated in California in February 1987, and was reincorporated in Delaware in December 1996.
The Company is a leading Software-as-a-Service ("SaaS") provider of contact center, voice, video, chat, and API solutions powered by one global cloud communications platform. 8x8 empowers workforces worldwide by connecting individuals and teams so they can collaborate faster and work smarter from anywhere. 8x8 provides real-time business analytics and intelligence, giving its customers unique insights across all interactions and channels on our platform, so they can support a distributed and hybrid working model while delighting their end-customers and accelerating their business. A majority of all revenue is generated from communication services subscriptions and platform usage. The Company also generates revenue from sales of hardware and professional services, which complement the delivery of our integrated technology platform.
2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
BASIS OF PRESENTATION AND CONSOLIDATION
The accompanying condensed consolidated financial statements are unaudited and have been prepared in accordance with U.S. generally accepted accounting principles ("GAAP") and regulations of the Securities and Exchange Commission ("SEC") regarding interim financial reporting. Accordingly, certain information and disclosures normally included in our annual consolidated financial statements prepared in accordance with GAAP have been condensed or omitted. These condensed consolidated financial statements should be read in conjunction with the Company's audited consolidated financial statements as of and for the fiscal year ended March 31, 2021, and notes thereto included in the Company's fiscal 2021 Annual Report on Form 10-K ("Form 10-K"). There were no material changes during the three and six months ended September 30, 2021, to our significant accounting policies as described in the Company's Form 10-K for the fiscal year ended March 31, 2021.
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
RECENT ACCOUNTING PRONOUNCEMENTS NOT YET ADOPTED
In August 2020, the FASB issued ASU 2020-06, Debt - Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging—Contracts in Entity’s Own Equity (Subtopic 815-40), which simplifies accounting for convertible instruments by eliminating two of the three accounting models available for convertible debt instruments and convertible preferred stock. The guidance also addresses how convertible instruments are accounted for in the diluted earnings per share calculation. The guidance is effective for fiscal years beginning after December 15, 2021, which is fiscal 2023 for the Company. The Company is currently assessing the impact of this pronouncement to its consolidated financial statements.

3. REVENUE RECOGNITION
Disaggregation of Revenue
The Company disaggregates its revenue by geographic region. See Note 12. Geographical Information.
Contract Balances
The following table provides amounts of receivables, contract assets, and deferred revenues from contracts with customers:

	September 30, 2021	March 31, 2021
Accounts receivable, net	$51,178	$51,150
Contract assets, current	$11,714	$12,840
Contract assets, non-current	$17,045	$17,987
Deferred revenue, current	$22,362	$20,737
Deferred revenue, non-current	$2,296	$2,999
Contract assets, current, contract assets, non-current, and deferred revenue, non-current are recorded on the Condensed Consolidated Balance Sheets in Other current assets, Other assets, and Other liabilities, non-current, respectively.
Contract assets represent recognition of revenue, for fulfillment of performance obligations, that has not yet been billed; the net decrease in contract assets was primarily driven by the billing of revenue previously recognized. The net increase in deferred revenue was due to billings in advance of performance obligations being satisfied. During the six months ended September 30, 2021, the Company recognized revenues of approximately $12.2 million, which was included in the deferred revenue balance at the beginning of the period.
Remaining Performance Obligations
The Company's subscription terms typically range from one to five years. Contract revenue from remaining performance obligations that had not yet been recognized as of September 30, 2021, was approximately $550.0 million. This amount excludes contracts with an original expected length of less than one year. The Company expects to recognize revenue on approximately 75% of the remaining performance obligations over the next 36 months and approximately 25% thereafter.
Deferred Sales Commission Costs
Amortization of deferred sales commission costs for the three and six months ended September 30, 2021 was $8.6 million and $16.9 million, respectively. Amortization of deferred sales commission costs for the three and six months ended September 30, 2020 was $6.7 million and $12.8 million, respectively. There were no material write-offs of deferred sales commission costs during the three and six months ended September 30, 2021 and 2020.

4. FAIR VALUE MEASUREMENTS
The following tables presents estimated fair values of cash, cash equivalents, restricted cash, and available-for-sale investments:

September 30, 2021	Amortized Costs	Gross Unrealized Gain	Gross Unrealized Loss	Estimated Fair Value	Cash and Cash Equivalents	Restricted Cash (Current & Non-Current)	Short-Term Investments	Long-Term Investments
Cash	$43,131	$—	$—	$43,131	$43,131	$—	$—	$—
Level 1:
Money market funds	58,458	—	—	58,458	58,458	—	—	—
Subtotal	101,589	—	—	101,589	101,589	—	—	—
Level 2:
Certificate of deposit	8,641	—	—	8,641	—	8,641	—	—
Commercial paper	27,412	1	(1)	27,412	1,400	—	26,012	—
Corporate debt	28,828	17	(5)	28,840	—	—	18,595	10,245
Subtotal	64,881	18	(6)	64,893	1,400	8,641	44,607	10,245
Total assets	$166,470	$18	$(6)	$166,482	$102,989	$8,641	$44,607	$10,245

March 31, 2021	Amortized Costs	Gross Unrealized Gain	Gross Unrealized Loss	Estimated Fair Value	Cash and Cash Equivalents	Restricted Cash (Current & Non-Current)	Short-Term Investments	Long-Term Investments
Cash	$39,070	$—	$—	$39,070	$39,070	$—	$—	$—
Level 1:
Money market funds	67,712	—	—	67,712	67,712	—	—	—
Treasury securities	6,177	17	—	6,194	—	—	6,194	—
Subtotal	112,959	17	—	112,976	106,782	—	6,194	—
Level 2:
Certificate of deposit	8,641	—	—	8,641	—	8,641	—	—
Commercial paper	17,656	42	—	17,698	700	—	16,998	—
Corporate debt	22,193	1	—	22,194	5,049	—	17,145	—
Subtotal	48,490	43	—	48,533	5,749	8,641	34,143	—
Total assets	$161,449	$60	$—	$161,509	$112,531	$8,641	$40,337	$—
Certificates of deposit represent the Company's letters of credit securing leases for office facilities, the balances of which are included in Restricted cash, current and Restricted cash, non-current on the Company's Condensed Consolidated Balance Sheets.
The Company considers its investments available to support its current operations and has classified all investments as available-for-sale securities. The Company does not intend to sell any of its investments that are in unrealized loss positions and, as of September 30, 2021, has determined that it is not more likely than not that it will be required to sell any of these investments before recovery of the entire amortized cost bases.
The Company regularly reviews the changes to the rating of its securities at the individual security level by rating agencies and reasonably monitors the surrounding economic conditions to assess the risk of expected credit losses. As of September 30, 2021, the Company did not have any risk of expected credit losses on its investments.
As of September 30, 2021 and March 31, 2021, the estimated fair value of the Company's outstanding convertible senior notes ("Notes") was $407.9 million and $502.9 million, respectively, which was determined based on the closing price for the Notes on the last trading day of the reporting period and is categorized within Level 2 of the fair value hierarchy due to limited trading activity of the Notes. See Note 8, Convertible Senior Notes and Capped Call.

5. INTANGIBLE ASSETS AND GOODWILL
Intangible Assets
The carrying value of intangible assets consisted of the following:

	September 30, 2021			March 31, 2021
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Developed technology	$27,225	$(16,833)	$10,392	$33,960	$(21,458)	$12,502
Customer relationships	6,426	(2,238)	4,188	11,969	(7,341)	4,628
Trade and domain names	82	(82)	—	988	(988)	—
Total acquired identifiable intangible assets	$33,733	$(19,153)	$14,580	$46,917	$(29,787)	$17,130
During the six months ended September 30, 2021, the Company determined certain of its fully amortized intangible assets were no longer in use. As a result, the Company wrote off $6.7 million in gross carrying value of developed technology, $5.5 million of customer relationships, and $0.9 million of trade and domain names. Such intangibles had been fully amortized in prior periods, thus there was no net impact to the Company's consolidated financial statements.
As of September 30, 2021, the weighted average remaining useful life of developed technology and customer relationships was 4.4 years and 4.7 years, respectively.
As of September 30, 2021, the expected future amortization expense of the intangible assets was as follows:

Remainder of fiscal 2022	$2,158
Fiscal 2023	3,156
Fiscal 2024	2,851
Fiscal 2025	2,851
Fiscal 2026	2,851
Thereafter	713
Total	$14,580
Goodwill
The following table provides a summary of the change in the carrying amount of goodwill:

Balance at March 31, 2021	$131,520
Foreign currency translation adjustments	(651)
Balance at September 30, 2021	$130,869
6. LEASES
Operating Leases
The following table provides balance sheet information related to the Company's operating leases:

	September 30, 2021	March 31, 2021
Assets
Operating lease, right-of-use assets	$62,379	$66,664

Liabilities
Operating lease liabilities, current	$13,271	$12,942
Operating lease liabilities, non-current	77,156	82,456
Total operating lease liabilities	$90,427	$95,398

The following table presents the components of lease expense and cash outflows from operating leases:

	Three Months Ended September 30,		Six Months Ended September 30,
	2021	2020	2021	2020
Operating lease expense	$3,336	$3,834	$6,795	$7,585
Variable lease expense	757	857	1,507	1,639
Cash outflows from operating leases	4,254	2,100	8,454	4,200
Short-term lease expense was immaterial for the three and six months ended September 30, 2021 and 2020.
The following table presents supplemental lease information:

	September 30, 2021	March 31, 2021
Weighted average remaining lease term	8.0 years	8.4 years
Weighted average discount rate	4.0%	4.0%
The following table presents maturity of lease liabilities under the Company's non-cancellable operating leases as of September 30, 2021:

Remainder of fiscal 2022	$8,448
Fiscal 2023	15,511
Fiscal 2024	12,175
Fiscal 2025	11,703
Fiscal 2026	10,681
Thereafter	47,818
Total lease payments	106,336
Less: imputed interest	(15,909)
Present value of lease liabilities	$90,427
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
The Company believes it has recorded adequate provisions for any such lawsuits and claims and proceedings as of September 30, 2021. The Company believes that damage amounts claimed in these matters are not meaningful indicators of potential liability. Some of the matters pending against the Company involve potential compensatory, punitive or treble damage claims or sanctions, that, if granted, could require the Company to pay damages or make other expenditures in amounts that could have a material adverse effect on its Consolidated Financial Statements. Given the inherent uncertainties of litigation, the ultimate outcome of the ongoing matters described herein cannot be predicted, and the Company believes it has valid defenses with respect to the legal matters pending against it. Nevertheless, the Consolidated Financial Statements could be materially adversely affected in a particular period by the resolution of one or more of these contingencies.
Wage and Hour Litigation. On September 21, 2020, the Company received a copy of a letter filed by a former employee, Plaintiff Denise Rivas, with the California Labor and Workforce Development Agency (“LWDA”) providing notice of the Plaintiff’s intent to bring a Private Attorney General Act (“PAGA”) claim, on behalf of the Company’s non-exempt employees based in California, for alleged California wage and hour practices violations. On September 25, 2020, the Plaintiff filed a separate class action complaint (“Class Complaint”) in Santa Clara County Superior Court against the Company in which she alleges 10 causes of action, on behalf of herself and all of the Company’s non-exempt employees based in California for the last four years, related to violations of California state wage and hour practices and the federal Fair Credit Reporting Act. The Class Complaint was served on the Company on September 29, 2020. On October 28, 2020, the Company filed a general denial of all claims and asserted various affirmative defenses. On October 29, 2020, the Company removed the matter to Federal Court. On December 1, 2020, Plaintiff filed a companion PAGA lawsuit complaint (“PAGA Complaint”) in Santa Clara County Superior Court against the

Company, in which she alleges 6 violations of California state wage and hour practices for all of the Company's current and former non-exempt employees based in California from September 16, 2019 to the present. The PAGA Complaint was served on the Company on December 11, 2020. On January 26, 2021, the Company filed a general denial of all claims and asserted various affirmative defenses to the PAGA Complaint. A joint mediation for both actions was held in September 2021 and the parties reached a preliminary settlement of all claims. Discovery is stayed in both actions pending completion of the settlement.
Other Commitments, Indemnifications, and Contingencies
State and Local Taxes and Surcharges. From time to time, the Company has received inquiries from a number of state and local taxing agencies with respect to the remittance of sales, use, telecommunications, excise, and income taxes. Several jurisdictions currently are conducting tax audits of the Company's records. The Company collects or has accrued for taxes that it believes are required to be remitted. The amounts that have been remitted have historically been within the accruals established by the Company. The Company adjusts its accrual when facts relating to specific exposures warrant such adjustment. During the second quarter of fiscal 2019, the Company conducted a periodic review of the taxability of its services and determined that certain services may be subject to sales, use, telecommunications or other similar indirect taxes in certain jurisdictions. Accordingly, the Company recorded contingent indirect tax liabilities. As of September 30, 2021 and March 31, 2021, the Company had accrued contingent indirect tax liabilities of $2.5 million and $3.1 million, respectively.
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
On or after October 1, 2023, until the close of business on the second scheduled trading day immediately preceding the maturity date, holders may convert all or any portion of their Notes, regardless of the foregoing circumstances. Upon conversion, the Company will satisfy its conversion obligation by paying or delivering, as the case may be, cash, shares of common stock, or a combination of cash and shares of common stock, at the Company's election. The Company’s current intent is to settle the principal amount of the Notes in cash upon conversion. During the three months ended September 30, 2021, the conditions allowing holders of the Notes to convert were not met.

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
The following table presents the net carrying amount of the liability component of the Notes:

	September 30, 2021	March 31, 2021
Principal	$362,500	$362,500
Unamortized debt discount	(44,589)	(53,323)
Unamortized issuance costs	(620)	(742)
Net carrying amount	$317,291	$308,435
The following table presents interest expense related to the Notes:

	Three Months Ended September 30,		Six Months Ended September 30,
	2021	2020	2021	2020
Contractual interest expense	$453	$453	$906	$906
Amortization of debt discount	4,401	4,133	8,733	8,201
Amortization of issuance costs	62	58	122	115
Total interest expense	$4,916	$4,644	$9,761	$9,222
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

9. STOCK-BASED COMPENSATION
The following table presents stock-based compensation expense:

	Three Months Ended September 30,		Six Months Ended September 30,
	2021	2020	2021	2020
Cost of service revenue	$2,345	$2,410	$4,313	$4,224
Cost of other revenue	1,203	1,113	2,274	1,900
Research and development	9,458	8,255	18,156	14,800
Sales and marketing	12,724	7,054	27,050	12,793
General and administrative	10,105	6,490	20,629	14,384
Total	$35,835	$25,322	$72,422	$48,101
Stock Options
The following table presents stock option activity (shares in thousands):

	Number of Shares	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at March 31, 2021	1,813	$9.46	2.86 years	$41,673
Granted	—	—
Exercised	(640)	8.60
Cancelled/Forfeited	(18)	21.94
Outstanding at September 30, 2021	1,155	$9.74	2.70 years	$15,770

Vested and expected to vest at September 30, 2021	1,155	$9.73	2.70 years	$15,766
Exercisable at September 30, 2021	1,136	$9.57	2.63 years	$15,697
The total intrinsic value of options exercised during the six months ended September 30, 2021 and 2020, was $13.3 million and $0.3 million, respectively.
As of September 30, 2021, there was $0.1 million of total unrecognized compensation cost related to stock options, which is expected to be recognized over a weighted average period of approximately 0.74 years.
Restricted Stock Units (RSUs)
The following table presents RSU activity (shares in thousands):

	Number of Shares	Weighted Average Grant Date Fair Value	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at March 31, 2021	8,646	$19.27	1.85 years	$280,467
Granted	4,119	26.07
Vested and released	(3,099)	18.67
Forfeited	(1,126)	20.13
Outstanding at September 30, 2021	8,539	$22.66	1.07 years	$199,726
As of September 30, 2021, there was $138.7 million of total unrecognized compensation cost related to RSUs.

Performance Stock Units (PSUs)
The Company has granted PSUs to certain of its executives with vesting that is contingent on continued service and either Company or market performance. PSUs issued during the three and six months ended September 30, 2021, consist of three tranches: the first tranche vests on the 1st anniversary and is based on the Non-GAAP Gross Profit of the Company; the remaining two tranches vest on the 2nd and 3rd anniversaries, respectively, and are based on the Total Shareholder Return ("TSR") of the Company, as measured relative to a specified market index during the specified periods. For the first tranche, a range of 90% to 110% attainment of the target Non-GAAP Gross Profit over the vesting period will result in a range from 0% to 200% of the target number of shares being earned. For the awards based on TSR, a 2x multiplier will be applied for each percentage point of positive or negative relative TSR over the specified vesting periods, such that the number of shares of common stock earned will increase or decrease by 2% of the target number of shares, subject to a maximum of 200% of the target number of shares. In the event that the Company’s relative TSR performance is less than negative 30%, relative to the specified index, no shares will be earned for the applicable performance period. The amount of compensation expense related to the first tranche is based on the estimated grant date fair value and probable attainment of the performance target as of the balance sheet date. The amount of compensation expense related to the second and third tranches is determined based on the estimated fair value per the Monte Carlo simulation performed as of the grant date.
The following table presents the per share fair values of the first tranche based on the closing price of the Company's common stock on the grant date:

Per share fair values	$24.21	-	$25.78
The following table presents the estimated grant date fair values, and valuation assumptions used in the Monte Carlo pricing model, of the second and third tranches:

Second tranche per share fair values	$27.66	-	$33.32
Third tranche per share fair values	$29.59	-	$34.48
Valuation assumptions:
Expected volatility	58.7%	-	59.7%
Risk-free interest rates	0.3%	-	0.4%
Dividend rate	—%
The following table presents PSU activity (shares in thousands):

	Number of Shares	Weighted Average Grant Date Fair Value	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at March 31, 2021	1,576	$27.33	1.24 years	$51,116
Granted	497	30.41
Granted for performance achievement[1]	20	16.12
Vested and released	(206)	16.12
Cancelled/Forfeited	(605)	22.80
Outstanding at September 30, 2021	1,282	$33.24	1.32 years	$29,986
1 Represents additional PSUs awarded as a result of the achievement of performance goals above the performance targets established at grant.
As of September 30, 2021, there was $24.8 million of total unrecognized compensation cost related to PSUs.
Employee Stock Purchase Plan (ESPP)
As of September 30, 2021, there was approximately $3.6 million of unrecognized cost related to employee stock purchases. This cost is expected to be recognized over a weighted average period of 0.6 years. As of September 30, 2021, a total of 2,522,952 shares were available for issuance under the ESPP.
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
The following table presents the estimated fair value on the date of grant of each of the look-back features and the assumptions used in the Black-Scholes pricing model:

Fair value of look-back options	$3.88	-	$8.24
Valuation assumptions:
Expected volatility	58.7%
Risk-free interest rates	0.05%	-	0.07%
Expected terms (in years)	0.38	-	1.21
Dividend rate	—%
The risk-free rates were determined based on published treasury rates over terms consistent with those of the share exchange program. The volatility rate was determined based on historic volatility of the Company's stock and is consistent with the rate used for valuation of the PSU awards granted in June 2021.
As of September 30, 2021, there was $4.5 million of total unrecognized compensation cost related to the salary and bonus stock program.
Stock Repurchases
There were no stock repurchases during the six months ended September 30, 2021 and September 30, 2020.
10. INCOME TAXES
The Company's effective tax rate was (0.6)% and (0.4)% for the three months ended September 30, 2021 and 2020, respectively, and (0.6)% and (0.5)% for the six months ended September 30, 2021 and 2020, respectively. The difference in the effective tax rate and the U.S. federal statutory rate was primarily due to the full valuation allowance the Company maintains against its deferred tax assets. The effective tax rate is calculated by dividing the Provision for income taxes by the Loss before provision for income taxes.
11. NET LOSS PER SHARE
The following table presents the weighted average number of common shares outstanding used in calculating basic and diluted net loss per share (dollars in thousands, except per share data):

	Three Months Ended September 30,		Six Months Ended September 30,
	2021	2020	2021	2020
Net loss	$(42,324)	$(38,413)	$(86,230)	$(80,326)
Weighted average common shares outstanding - basic and diluted	112,422	104,620	111,180	104,116

Net loss per share:
Basic and diluted	$(0.38)	$(0.37)	$(0.78)	$(0.77)
The following potentially dilutive common shares were excluded from the calculation of diluted earnings per share because their inclusion would have been anti-dilutive (shares in thousands):

	Three and Six Months Ended September 30,
	2021	2020
Stock options	1,155	2,210
Restricted stock units	9,821	11,472
Potential shares attributable to the ESPP	567	529
Total potential anti-dilutive shares	11,543	14,211

12. GEOGRAPHICAL INFORMATION
The following tables present information by geographic area:

	Three Months Ended September 30,		Six Months Ended September 30,
Revenue by geographic area:	2021	2020	2021	2020
United States	$104,607	$96,105	$208,265	$189,349
International	46,950	33,028	91,619	61,591
Total revenue	$151,557	$129,133	$299,884	$250,940

Property and equipment by geographic area:	September 30, 2021	March 31, 2021
United States	$82,265	$87,945
International	4,595	5,131
Total property and equipment, net	$86,860	$93,076

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
BUSINESS OVERVIEW
We are a leading software-as-a-service ("SaaS") provider of voice, video, chat, contact center, and application programming interface ("API") solutions powered by one global cloud communications platform. From our proprietary cloud technology platform, organizations across all their locations and employees globally have access to unified communications, team collaboration, video conferencing, contact center, data and analytics, communication APIs, and other services, enabling them to be more productive and responsive to their customers.
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
We also offer standalone SaaS services for contact center and video meetings as well as APIs for SMS, messaging, voice, fax, and video through our global communications platform as a service ("CPaaS"). We expect to continue developing and enhancing these services on our platform, as we believe in the value of the collective solutions.
SUMMARY AND OUTLOOK
In the second quarter of fiscal 2022, our service revenue grew approximately 18% year-over-year to $142 million. We continued to show an increase in our total ARR, which grew to $553 million in the second quarter of fiscal 2022, from $467 million in the same period in fiscal 2021, driven by the growth in sales to mid-market and enterprise customers. ARR from mid-market and enterprise customers represented 70% of total ARR in the second quarter of fiscal 2022, and grew 27% compared to the same period in fiscal 2021.
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
RESULTS OF OPERATIONS
The following discussion should be read in conjunction with our condensed consolidated financial statements and the notes thereto.
Revenue
Service revenue

	2021	2020	Change
Three Months Ended September 30,	$142,376	$120,942	$21,434	17.7%
Percentage of total revenue	93.9%	93.7%

Six Months Ended September 30,	$280,172	$235,125	$45,047	19.2%
Percentage of total revenue	93.4%	93.7%
Service revenue increased for the three and six months ended September 30, 2021, as compared to the three and six months ended September 30, 2020, primarily due to a net increase in our customer base, expanded offerings to existing customers, and growth in related usage; service revenue from new customers was primarily driven by global sales of XCaaS, and our standalone UCaaS and CCaaS offerings to our mid-market and enterprise customers. The increase in service revenue was also attributable to growth in usage revenue generated by our CPaaS products.
We expect total service revenue to grow over time with our diverse platform offering as our business continues to expand globally and deeper into our customer categories.
Other revenue

	2021	2020	Change
Three Months Ended September 30,	$9,181	$8,191	$990	12.1%
Percentage of total revenue	6.1%	6.3%

Six Months Ended September 30,	$19,712	$15,815	$3,897	24.6%
Percentage of total revenue	6.6%	6.3%
Other revenue increased for the three and six months ended September 30, 2021, as compared to the six months ended September 30, 2020, primarily due to increased professional services revenue resulting from the overall growth in our business and customer base, partially offset by a decrease in product revenue as a result of a shift toward our hardware rental program and soft phone usage.
We expect other revenue to grow over time as our customer base grows, particularly in mid-market and enterprise, as we focus on delivering enhanced platform offerings to existing and new customers.
No customer represented greater than 10% of the Company's total revenue for the six months ended September 30, 2021 or 2020.

Cost of Revenue
Cost of service revenue

	2021	2020	Change
Three Months Ended September 30,	$47,198	$44,803	$2,395	5.3%
Percentage of service revenue	33.2%	37.0%

Six Months Ended September 30,	$93,208	$85,799	$7,409	8.6%
Percentage of service revenue	33.3%	36.5%
Cost of service revenue increased for the three months ended September 30, 2021, as compared to the three months ended September 30, 2020, yet decreased as a percentage of service revenue, primarily due to increases of:
•$3.8 million in communication infrastructure costs incurred to deliver our services resulting from growth in usage across our platform including those in connection with CPaaS; and
•$0.4 million in amortization of capitalized internal-use software.
These increases were partially offset by decreases of:
•$1.2 million in employee and consulting related expenditures; and
•$0.4 million in depreciation and amortization of intangible assets.
Cost of service revenue increased for the six months ended September 30, 2021, as compared to the six months ended September 30, 2020, yet decreased as a percentage of service revenue, primarily due to increases of:
•$9.6 million in communication infrastructure costs incurred to deliver our services resulting from growth in usage across our platform including those in connection with CPaaS; and
•$1.0 million in amortization of capitalized internal-use software.
These increases were partially offset by decreases of:
•$2.3 million in employee and consulting related expenditures; and
•$0.8 million in depreciation and amortization of intangible assets.
We expect cost of service revenue will increase in absolute dollars in future periods as revenue continues to grow.
Cost of other revenue

	2021	2020	Change
Three Months Ended September 30,	$12,269	$11,693	$576	4.9%
Percentage of other revenue	133.6%	142.8%

Six Months Ended September 30,	$26,015	$22,830	$3,185	14.0%
Percentage of other revenue	132.0%	144.4%
Cost of other revenue increased for the three and six months ended September 30, 2021, as compared to the six months ended September 30, 2020, primarily due to an increase in hardware shipment volume.
Cost of other revenue as a percentage of other revenue decreased, due to improved pricing and an increase in our hardware rental revenue. We expect that Other revenue margin will vary period over period.

Operating Expenses
Research and development

	2021	2020	Change
Three Months Ended September 30,	$28,498	$21,567	$6,931	32.1%
Percentage of total revenue	18.8%	16.7%

Six Months Ended September 30,	$53,890	$43,061	$10,829	25.1%
Percentage of total revenue	18.0%	17.2%
Research and development expenses increased for the three months ended September 30, 2021, as compared to the three months ended September 30, 2020, primarily due to increases of:
•$3.5 million from the reduction in the amount of internal-use software costs capitalized and amortization of capitalized internal-use software;
•$2.3 million in employee and consulting related expenditures;
•$1.2 million in stock-based compensation expense; and
•$0.8 million in public cloud expenses.
These increases were partially offset by a decrease of $1.0 million in facility and overhead costs.
Research and development expenses increased for the six months ended September 30, 2021, as compared to the six months ended September 30, 2020, primarily due to increases of:
•$5.3 million from the reduction in the amount of internal-use software costs capitalized and amortization of capitalized internal-use software;
•$3.4 million in stock-based compensation expense;
•$2.4 million in employee and consulting related expenditures; and
•$1.3 million in public cloud expenses.
These increases were partially offset by a decrease of $1.6 million in facility and overhead costs.
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
Sales and marketing

	2021	2020	Change
Three Months Ended September 30,	$76,726	$61,399	$15,327	25.0%
Percentage of total revenue	50.6%	47.5%

Six Months Ended September 30,	$152,641	$121,549	$31,092	25.6%
Percentage of total revenue	50.9%	48.4%
Sales and marketing expenses increased for the three months ended September 30, 2021, as compared to the three months ended September 30, 2020, primarily due to increases of:
•$6.9 million in internal and external sales commissions;
•$5.7 million in stock-based compensation expense; and
•$1.6 million in marketing program and public cloud expenses due to gained efficiencies in lead generation and brand awareness, travel related costs, and employee and consulting related expenditures.
Sales and marketing expenses increased for the six months ended September 30, 2021, as compared to the six months ended September 30, 2020, primarily due to increases of:
•$14.3 million in stock-based compensation expense;
•$13.7 million in internal and external sales commissions; and

•$1.8 million in marketing program and public cloud expenses due to gained efficiencies in lead generation and brand awareness, travel related costs, and employee and consulting related expenditures.
We plan to continue investing in sales and marketing to attract and retain customers on our platform and to increase our brand awareness. While we expect to continue to improve our cost structure and achieve operational efficiencies, we expect that sales and marketing expenses will increase in absolute dollars in future periods and vary from period-to-period as a percentage of revenue.
General and administrative

	2021	2020	Change
Three Months Ended September 30,	$24,023	$22,769	$1,254	5.5%
Percentage of total revenue	15.9%	17.6%

Six Months Ended September 30,	$50,114	$48,559	$1,555	3.2%
Percentage of total revenue	16.7%	19.4%
General and administrative expenses increased for the three months ended September 30, 2021, as compared to the three months ended September 30, 2020, primarily due to an increase of:
•$3.6 million in stock-based compensation expense.
This increase was partially offset by decreases of:
•$1.4 million in legal and regulatory costs and contract termination costs; and
•$1.0 million of lower allowances for credit losses.
General and administrative expenses increased for the six months ended September 30, 2021, as compared to the six months ended September 30, 2020, primarily due to an increase of:
•$6.2 million in stock-based compensation expense.
This increase was partially offset by decreases of:
•$2.4 million in legal and regulatory costs and contract termination costs; and
•$2.3 million of lower allowances for credit losses.
We expect to continue improving our cost structure and achieve operational efficiencies, and therefore also expect that general and administrative expenses as a percentage of total revenue will decline over time.
Other expense, net

	2021	2020	Change
Three Months Ended September 30,	$4,934	$5,178	$(244)	(4.7)%
Percentage of total revenue	(3.3)%	(4.0)%

Six Months Ended September 30,	$9,757	$9,103	$654	7.2%
Percentage of total revenue	3.3%	3.6%
The change in Other expense, net for the three and six months ended September 30, 2021, as compared to the six months ended September 30, 2020, was primarily due to fluctuations in foreign exchange rates.
Due to the recognition of interest expense and amortization of debt discount and issuance costs in connection with our convertible senior notes, we expect Other expense, net to remain in a net expense position until fiscal 2024, when our convertible senior notes mature.
Provision for income taxes

	2021	2020	Change
Three Months Ended September 30,	$233	$137	$96	70.1%
Percentage of total revenue	0.2%	0.1%

Six Months Ended September 30,	$489	$365	$124	34.0%
Percentage of total revenue	0.2%	0.1%
There was not a material change to our Provision for income taxes for the three and six months ended September 30, 2021 and no material changes are anticipated for the foreseeable future.

Liquidity and Capital Resources
As of September 30, 2021, we had $157.8 million of cash, cash equivalents, and investments. In addition, as of September 30, 2021, we had $8.6 million in restricted cash in support of letters of credit securing leases for office facilities. As of March 31, 2021, we had $152.9 million of cash, cash equivalents, and investments and $8.6 million of restricted cash.
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
In March 2021, the Company offered its employees a limited opportunity to receive a portion of their fiscal 2022 cash salary and/or cash bonus in shares of the Company's common stock. Based on employee elected participation, we expect lower cash usage from payroll compensation of over $5 million during the remainder of fiscal 2022 and approximately $4 million during the first quarter of fiscal 2023.
We believe that our existing cash, cash equivalents, and investment balances, and our anticipated cash flows from operations will be sufficient to meet our working capital and expenditure requirements for the next 12 months.
Period-over-Period Changes
Net cash provided by operating activities for the six months ended September 30, 2021, was $9.1 million, as compared with net cash used of $13.1 million in the six months ended September 30, 2020. Cash provided by/used in operating activities is affected by:
•the net loss;
•depreciation and amortization;
•the amortization associated with deferred sales commissions, debt discount and issuance costs;
•the expense associated with stock-based compensation; and
•changes in working capital accounts, particularly in the timing of collections from receivable and payments of obligations, such as commissions.
During the six months ended September 30, 2021, net cash provided by operating activities was primarily related to non-cash operating expenses, including:
•stock-based compensation expense of $72.4 million;
•depreciation and amortization of $23.0 million;
•amortization of the debt discount of $8.9 million; and
•operating lease expenses of $6.8 million.
These amounts were partially offset by:
•the net loss of $86.2 million; and
•net cash outflows from sales commissions of $16.9 million.
Net cash used in investing activities was $28.8 million in the six months ended September 30, 2021, as compared with $11.5 million in the six months ended September 30, 2020. The cash used in investing activities during the six months ended September 30, 2021, was primarily related to:
•capitalized internal-use software development costs of $11.6 million; and,
•purchases of investments of $56.0 million, partially offset by $41.3 million of proceeds from maturities and sales of investments.
Net cash provided by financing activities was $10.2 million in the six months ended September 30, 2021, as compared with $4.6 million in the six months ended September 30, 2020. Cash provided by financing activities for the six months ended September 30, 2021 was primarily related to the proceeds from the issuance of common stock under employee stock plans.

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
There have been no significant changes during the three months ended September 30, 2021, to our critical accounting policies and estimates previously disclosed in our Form 10-K for the fiscal year ended March 31, 2021.
NEW ACCOUNTING PRONOUNCEMENTS
For a discussion of recently adopted accounting pronouncements and recent accounting pronouncements not yet adopted, refer to Note 2, Summary of Significant Accounting Policies, in the Notes to Unaudited Condensed Consolidated Financial Statements included in this Quarterly Report.
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Interest Rate Fluctuation Risk
We had cash, cash equivalents, restricted cash, and investments totaling $166.5 million as of September 30, 2021. Cash equivalents and investments were invested primarily in money market funds, U.S. treasury, commercial paper, and corporate bonds. Our investment policy is focused on the preservation of capital and supporting our liquidity needs. Under the policy, we invest in highly rated securities, while limiting the amount of credit exposure to any one issuer other than the U.S. government. We do not invest in financial instruments for trading or speculative purposes, nor do we use leveraged financial instruments. We utilize external investment managers who adhere to the guidelines of our investment policy. A hypothetical 10% change in interest rates would not have a material impact on the value of our cash, cash equivalents, or available-for-sale investments.
As of September 30, 2021, the Company had $362.5 million or aggregate principal amount of convertible senior notes outstanding, which had an estimated fair value was $407.9 million. The fair value of the convertible senior notes is subject to interest rate risk, market risk, and other factors due to the conversion feature. The fair value of the convertible senior notes will generally increase as our common stock price increases and will generally decrease as our common stock price declines. The interest and market value changes affect the fair value of the convertible senior notes but do not impact our financial position, cash flows, or results of operations due to the fixed nature of the debt obligation. Additionally, we carry the convertible senior notes at face value less unamortized discount on our consolidated balance sheets, and we present the fair value for required disclosure purposes only.
Foreign Currency Exchange Risk
We have foreign currency risks related to our revenue and operating expenses denominated in currencies other than the U.S. dollar, primarily the British Pound, causing both our revenue and our operating results to be impacted by fluctuations in the exchange rates.
Gains or losses from the revaluation of certain cash balances, accounts receivable balances, and intercompany balances that are denominated in these currencies impact our net income (loss). A hypothetical decrease in all foreign currencies against the US dollar of 10% would not result in a material foreign currency loss on foreign-denominated balances for the three and six months ended September 30, 2021. As our foreign operations expand, our results may be more impacted by fluctuations in the exchange rates of the currencies in which we do business.
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
As of the end of the period covered by this Quarterly Report on Form 10-Q, under the supervision of our Chief Executive Officer and our Chief Financial Officer, we evaluated the effectiveness of our Disclosure Controls. Based on this evaluation, our Chief Executive Officer and our Chief Financial Officer have concluded that our Disclosure Controls were effective as of September 30, 2021.

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
Changes in Internal Control over Financial Reporting
During the second quarter of fiscal year 2022, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
(i) Condensed Consolidated Balance Sheets as of September 30, 2021 and March 31, 2021; (ii) Condensed Consolidated Statements of Operations for the three and six months ended September 30, 2021 and 2020; (iii) Condensed Consolidated Statements of Comprehensive Loss for the three and six months ended September 30, 2021 and 2020; (iv) Condensed Consolidated Statements of Stockholders' Equity for the three and six months ended September 30, 2021 and 2020; (v) Condensed Consolidated Statements of Cash Flows for the six months ended June 30, 2021 and 2020; and (vi) notes to unaudited condensed consolidated financial statements.
104	Cover Page Interactive Data File, formatted in iXBRL and contained in Exhibit 101.

*	Management contract or compensatory plan or arrangement.
+	Furnished herewith.

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
Date: November 3, 2021

8X8, INC.

By: /s/ Samuel Wilson
Samuel Wilson
Chief Financial Officer (Principal Financial and Duly Authorized Officer)