Form 10-Q
period 2021-12-31
8X8 INC /DE/
filed 2022-02-03
CIK 1023731

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM	10-Q
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended December 31, 2021
OR
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.    ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes    ☐        No    ☒
The number of shares of the Registrant's Common Stock outstanding as of February 1, 2022 was 118,331,084

8X8, INC
INDEX TO QUARTERLY REPORT ON FORM 10-Q
FOR THE QUARTER ENDED DECEMBER 31, 2021

Forward-Looking Statements and Risk Factors
Statements contained in this quarterly report on Form 10-Q, or Quarterly Report, regarding our expectations, beliefs, estimates, intentions or strategies are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Any statements contained herein that are not statements of historical fact may be deemed to be forward-looking statements. For example, words such as "may," "will," "should," "estimates," "predicts," "potential," "continue," "strategy," "believes," "anticipates," "plans," "expects," "intends," and similar expressions are intended to identify forward-looking statements. These forward-looking statements include, but are not limited to, statements regarding: industry trends; our number of customers; growth in future service and other revenues; cost of service revenue; research and development expenses; hiring of employees; sales and marketing expenses; general and administrative expenses; our acquisition of Fuze, Inc.; and the impact of the COVID-19 pandemic. You should not place undue reliance on these forward-looking statements. Actual results and trends may differ materially from historical results and those projected in any such forward-looking statements depending on a variety of factors. These factors include, but are not limited to: customer adoption and demand for our products may be lower than we anticipate; the impact of economic downturns on us and our customers, including from the COVID-19 pandemic; competitive dynamics of the cloud communication and collaboration markets, including voice, contact center, video, messaging, and communication application programming interfaces ("APIs"), in which we compete may change in ways we are not anticipating; impact of supply chain disruptions; third parties may assert ownership rights in our IP, which may limit or prevent our continued use of the core technologies behind our solutions; our customer churn rate may be higher than we anticipate; our acquisition and integration of Fuze, Inc. may not lead to the results we expect including greater scale in our research and development team, cost savings from integration of Fuze's operations with our operations; and growth in revenue, among other reasons; our Investments we make in marketing, channel and value-added resellers (VARs), e-commerce, new products, may not result in revenue growth; and we may not achieve our target service revenue growth, or the revenue, earnings, or other amounts we forecast in our guidance, for a particular quarter or for the full fiscal year.
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

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
8X8, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Dollars in thousands)

	December 31, 2021	March 31, 2021
	(unaudited)	(audited)
ASSETS
Current assets:
Cash and cash equivalents	$200,352	$112,531
Restricted cash, current	8,179	8,179
Short-term investments	44,551	40,337
Accounts receivable, net	48,442	51,150
Deferred sales commission costs, current	34,541	30,241
Other current assets	32,332	34,095
Total current assets	368,397	276,533
Property and equipment, net	81,610	93,076
Operating lease, right-of-use assets	59,702	66,664
Intangible assets, net	13,501	17,130
Goodwill	131,186	131,520
Restricted cash, non-current	462	462
Long-term investments	6,933	—
Deferred sales commission costs, non-current	76,701	72,427
Other assets	17,349	20,597
Total assets	$755,841	$678,409

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$24,727	$31,236
Accrued compensation	29,339	29,879
Accrued taxes	14,376	12,129
Operating lease liabilities, current	12,955	12,942
Deferred revenue, current	23,550	20,737
Other accrued liabilities	16,544	14,455
Total current liabilities	121,491	121,378
Operating lease liabilities, non-current	74,127	82,456
Convertible senior notes, net	440,988	308,435
Other liabilities, non-current	2,062	5,636
Total liabilities	638,668	517,905
Commitments and contingencies (Note 7)
Stockholders' equity:
Common stock	112	109
Additional paid-in capital	843,192	755,643
Accumulated other comprehensive loss	(5,275)	(4,193)
Accumulated deficit	(720,856)	(591,055)
Total stockholders' equity	117,173	160,504
Total liabilities and stockholders' equity	$755,841	$678,409

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

8X8, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited, dollars and shares in thousands except per share amounts)

	Three Months Ended December 31,		Nine Months Ended December 31,
	2021	2020	2021	2020
Service revenue	$149,396	$127,107	$429,568	$362,232
Other revenue	7,478	9,578	27,190	25,393
Total revenue	156,874	136,685	456,758	387,625
Operating expenses:
Cost of service revenue	48,763	47,044	141,971	132,843
Cost of other revenue	11,071	13,364	37,086	36,194
Research and development	27,911	23,702	81,801	66,763
Sales and marketing	76,797	63,986	229,438	185,535
General and administrative	29,950	23,844	80,064	72,403
Total operating expenses	194,492	171,940	570,360	493,738
Loss from operations	(37,618)	(35,255)	(113,602)	(106,113)
Other expense, net	(5,866)	(4,669)	(15,623)	(13,772)
Loss before provision for income taxes	(43,484)	(39,924)	(129,225)	(119,885)
Provision for income taxes	87	301	576	666
Net loss	$(43,571)	$(40,225)	$(129,801)	$(120,551)

Net loss per share:
Basic and Diluted	$(0.38)	$(0.38)	$(1.16)	$(1.15)
Weighted-average common shares outstanding:
Basic and Diluted	113,510	106,641	111,960	104,961

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

8X8, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(Unaudited, dollars in thousands)

	Three Months Ended December 31,		Nine Months Ended December 31,
	2021	2020	2021	2020
Net loss	$(43,571)	$(40,225)	$(129,801)	$(120,551)
Other comprehensive loss, net of tax
Unrealized (loss) gain on investments in securities	(63)	(73)	(111)	306
Foreign currency translation adjustment	895	4,537	(971)	8,367
Comprehensive loss	$(42,739)	$(35,761)	$(130,883)	$(111,878)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

8X8, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(Unaudited, dollars and shares in thousands)

	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total
	Shares	Amount
Balance at March 31, 2021	109,135	$109	$755,643	$(4,193)	$(591,055)	$160,504
Issuance of common stock under stock plans	1,562	2	3,438	—	—	3,440
Stock-based compensation expense	—	—	36,508	—	—	36,508
Unrealized investment loss	—	—	—	(33)	—	(33)
Foreign currency translation adjustment	—	—	—	283	—	283
Net loss	—	—	—	—	(43,906)	(43,906)
Balance at June 30, 2021	110,697	111	795,589	(3,943)	(634,961)	156,796
Issuance of common stock under stock plans	2,721	2	6,758	—	—	6,760
Stock-based compensation expense	—	—	33,483	—	—	33,483
Issuance of common stock related to acquisition	(1)	—	—	—	—	—
Unrealized investment loss	—	—	—	(15)	—	(15)
Foreign currency translation adjustment	—	—	—	(2,149)	—	(2,149)
Net loss	—	—	—	—	(42,324)	(42,324)
Balance at September 30, 2021	113,416	$113	$835,830	$(6,107)	$(677,285)	$152,551
Issuance of common stock under stock plans	1,279	1	126	—	—	127
Stock-based compensation expense	—	—	36,611	—	—	36,611
Issuance of common stock related to acquisition	(2)	—	—	—	—	—
Share Repurchase	(2,340)	(2)	(29,375)	—	—	(29,377)
Unrealized investment gain (loss)	—	—	—	(63)	—	(63)
Foreign currency translation adjustment	—	—	—	895	—	895
Net loss	—	—	—	—	(43,571)	(43,571)
Balance at December 31, 2021	112,353	$112	$843,192	$(5,275)	$(720,856)	$117,173

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total
	Shares	Amount
Balance at March 31, 2020	103,179	$103	$625,474	$(12,176)	$(422,670)	$190,731
Adjustment to opening balance for change in accounting principle	—	—	—	—	(2,800)	(2,800)
Issuance of common stock under stock plans	688	1	(67)	—	—	(66)
Stock-based compensation expense	—	—	23,118	—	—	23,118
Issuance of common stock related to acquisition	—	—	8,489	—		8,489
Unrealized investment gain	—	—	—	422	—	422
Foreign currency translation adjustment	—	—	—	885	—	885
Net loss	—	—	—	—	(41,913)	(41,913)
Balance at June 30, 2020	103,867	104	657,014	(10,869)	(467,383)	178,866
Issuance of common stock under stock plans	2,119	2	4,706	—	—	4,708
Stock-based compensation expense	—	—	26,396	—	—	26,396
Unrealized investment loss	—	—	—	(43)	—	(43)
Foreign currency translation adjustment	—	—	—	2,945	—	2,945
Net loss	—	—	—	—	(38,413)	(38,413)
Balance at September 30, 2020	105,986	$106	$688,116	$(7,967)	$(505,796)	$174,459
Issuance of common stock under stock plans	1,150	1	1,346	—	—	1,347
Stock-based compensation expense	—	—	27,358	—	—	27,358
Unrealized investment loss	—	—	—	(73)	—	(73)
Foreign currency translation adjustment	—	—	—	4,537	—	4,537
Net loss	—	—	—	—	(40,225)	(40,225)
Balance at December 31, 2020	107,136	$107	$716,820	$(3,503)	$(546,021)	$167,403

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

8X8, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited, dollars in thousands)

	Nine Months Ended December 31,
	2021	2020
Cash flows from operating activities:
Net loss	$(129,801)	$(120,551)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation	8,488	8,529
Amortization of intangible assets	3,630	5,590
Amortization of capitalized internal-use software costs	21,968	20,021
Amortization of debt discount and issuance costs	13,780	12,574
Amortization of deferred sales commission costs	25,603	20,040
Allowance for credit losses	748	3,950
Operating lease expense, net of accretion	10,162	11,469
Stock-based compensation expense	106,159	74,940
Other	1,305	517
Changes in assets and liabilities:
Accounts receivable	1,553	(13,277)
Deferred sales commission costs	(34,685)	(41,187)
Other current and non-current assets	476	(8,939)
Accounts payable and accruals	(13,210)	(338)
Deferred revenue	1,978	11,797
Net cash provided by (used in) operating activities	18,154	(14,865)

Cash flows from investing activities:
Purchases of property and equipment	(2,915)	(4,975)
Capitalized internal-use software costs	(15,582)	(22,858)
Purchases of investments	(65,141)	(36,840)
Sales of investments	11,799	219
Proceeds from maturities of investments	41,717	40,771
Acquisition of businesses, net of cash acquired	—	(3,459)
Net cash used in investing activities	(30,122)	(27,142)

Cash flows from financing activities:
Finance lease payments	(12)	(74)
Tax-related withholding of common stock	(310)	(69)
Proceeds from issuance of common stock under employee stock plans	10,637	6,058
Repurchase Stock	(44,976)	—
Net proceeds from issuance of convertible debt	134,620	—
Net cash provided by financing activities	99,959	5,915

Effects of currency exchange rates on cash, cash equivalent, and restricted cash	(170)	2,116
Net increase (decrease) in cash, cash equivalents, and restricted cash	87,821	(33,976)
Cash, cash equivalents, and restricted cash at the beginning of the period	121,172	156,411
Cash, cash equivalents, and restricted cash at the end of the period	$208,993	$122,435

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Supplemental information:
Cash paid for income taxes	$1,032	761
Cash paid for interest	$906	906

Reconciliation of cash, cash equivalents, and restricted cash at the end of the period:
Cash and cash equivalents	$200,352	$106,877
Restricted cash, current	8,179	6,996
Restricted cash, non-current	462	8,562
Total cash, cash equivalents, and restricted cash	$208,993	$122,435

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
2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
BASIS OF PRESENTATION AND CONSOLIDATION
The accompanying condensed consolidated financial statements are unaudited and have been prepared in accordance with U.S. generally accepted accounting principles ("GAAP") and regulations of the Securities and Exchange Commission ("SEC") regarding interim financial reporting. Accordingly, certain information and disclosures normally included in our annual consolidated financial statements prepared in accordance with GAAP have been condensed or omitted. These condensed consolidated financial statements should be read in conjunction with the Company's audited consolidated financial statements as of and for the fiscal year ended March 31, 2021, and notes thereto included in the Company's fiscal 2021 Annual Report on Form 10-K ("Form 10-K"). There were no material changes during the three and nine months ended December 31, 2021, to our significant accounting policies as described in the Company's Form 10-K for the fiscal year ended March 31, 2021.
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

3. REVENUE RECOGNITION
Disaggregation of Revenue
The Company disaggregates its revenue by geographic region. See Note 12. Geographical Information.
Contract Balances
The following table provides amounts of receivables, contract assets, and deferred revenues from contracts with customers:

	December 31, 2021	March 31, 2021
Accounts receivable, net	$48,442	$51,150
Contract assets, current	$10,945	$12,840
Contract assets, non-current	$15,631	$17,987
Deferred revenue, current	$23,550	$20,737
Deferred revenue, non-current	$1,955	$2,999
Contract assets, current, contract assets, non-current, and deferred revenue, non-current are recorded on the Condensed Consolidated Balance Sheets in Other current assets, Other assets, and Other liabilities, non-current, respectively.
Contract assets represent recognition of revenue, for fulfillment of performance obligations, that has not yet been billed; the net decrease in contract assets was primarily driven by the billing of revenue previously recognized. The net increase in deferred revenue was due to billings in advance of performance obligations being satisfied. During the nine months ended December 31, 2021, the Company recognized revenues of approximately $14.9 million, which was included in the deferred revenue balance at the beginning of the period.
Remaining Performance Obligations
The Company's subscription terms typically range from one to five years. Contract revenue from remaining performance obligations that had not yet been recognized as of December 31, 2021, was approximately $565.0 million. This amount excludes contracts with an original expected length of less than one year. The Company expects to recognize revenue on approximately 75% of the remaining performance obligations over the next 36 months and approximately 25% thereafter.
Deferred Sales Commission Costs
Amortization of deferred sales commission costs for the three and nine months ended December 31, 2021 was $8.7 million and $25.6 million, respectively. Amortization of deferred sales commission costs for the three and nine months ended December 31, 2020 was $7.3 million and $20.0 million, respectively. There were no material write-offs of deferred sales commission costs during the three and nine months ended December 31, 2021 and 2020.

4. FAIR VALUE MEASUREMENTS
The following tables present estimated fair values of cash, cash equivalents, restricted cash, and available-for-sale investments:

December 31, 2021	Amortized Costs	Gross Unrealized Gain	Gross Unrealized Loss	Estimated Fair Value	Cash and Cash Equivalents	Restricted Cash (Current & Non-Current)	Short-Term Investments	Long-Term Investments
Cash	$183,097	$—	$—	$183,097	$183,097	$—	$—	$—
Level 1:
Money market funds	12,955	—	—	12,955	12,955	—	—	—
Subtotal	196,052	—	—	196,052	196,052	—	—	—
Level 2:
Certificate of deposit	8,641	—	—	8,641	—	8,641	—	—
Commercial paper	27,186	—	(5)	27,181	4,300	—	22,881	—
Corporate debt	28,650	1	(47)	28,604	—	—	21,670	6,933
Subtotal	64,477	1	(52)	64,426	4,300	8,641	44,551	6,933
Total assets	$260,529	$1	$(52)	$260,478	$200,352	$8,641	$44,551	$6,933

March 31, 2021	Amortized Costs	Gross Unrealized Gain	Gross Unrealized Loss	Estimated Fair Value	Cash and Cash Equivalents	Restricted Cash (Current & Non-Current)	Short-Term Investments	Long-Term Investments
Cash	$39,070	$—	$—	$39,070	$39,070	$—	$—	$—
Level 1:
Money market funds	67,712	—	—	67,712	67,712	—	—	—
Treasury securities	6,177	17	—	6,194	—	—	6,194	—
Subtotal	112,959	17	—	112,976	106,782	—	6,194	—
Level 2:
Certificate of deposit	8,641	—	—	8,641	—	8,641	—	—
Commercial paper	17,656	42	—	17,698	700	—	16,998	—
Corporate debt	22,193	1	—	22,194	5,049	—	17,145	—
Subtotal	48,490	43	—	48,533	5,749	8,641	34,143	—
Total assets	$161,449	$60	$—	$161,509	$112,531	$8,641	$40,337	$—
Certificates of deposit represent the Company's letters of credit securing leases for office facilities, the balances of which are included in Restricted cash, current and Restricted cash, non-current on the Company's Condensed Consolidated Balance Sheets.
The Company considers its investments available to support its current operations and has classified all investments as available-for-sale securities. The Company does not intend to sell any of its investments that are in unrealized loss positions and, as of December 31, 2021, has determined that it is not more likely than not that it will be required to sell any of these investments before recovery of the entire amortized cost bases.
The Company regularly reviews the changes to the rating of its securities at the individual security level by rating agencies and reasonably monitors the surrounding economic conditions to assess the risk of expected credit losses. As of December 31, 2021, the Company did not have any risk of expected credit losses on its investments.
As of December 31, 2021 and March 31, 2021, the estimated fair value of the Company's outstanding convertible senior notes ("Notes") was $495.8 million and $502.9 million, respectively, which was determined based on the closing price for the Notes on the last trading day of the reporting period and is categorized within Level 2 of the fair value hierarchy due to limited trading activity of the Notes. See Note 8, Convertible Senior Notes and Capped Call.

5. INTANGIBLE ASSETS AND GOODWILL
Intangible Assets
The carrying value of intangible assets consisted of the following:

	December 31, 2021			March 31, 2021
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Developed technology	$27,229	$(17,695)	$9,534	$33,960	$(21,458)	$12,502
Customer relationships	6,427	(2,460)	3,967	11,969	(7,341)	4,628
Trade and domain names	83	(83)	—	988	(988)	—
Total acquired identifiable intangible assets	$33,739	$(20,238)	$13,501	$46,917	$(29,787)	$17,130
During the nine months ended December 31, 2021, the Company determined certain of its fully amortized intangible assets were no longer in use. As a result, the Company wrote off $6.7 million in gross carrying value of developed technology, $5.5 million of customer relationships, and $0.9 million of trade and domain names. Such intangibles had been fully amortized in prior periods, thus there was no net impact to the Company's consolidated financial statements.
As of December 31, 2021, the weighted average remaining useful life of developed technology and customer relationships was 4.2 and 4.5, respectively.
As of December 31, 2021, the expected future amortization expense of the intangible assets was as follows:

Remainder of fiscal 2022	$1,079
Fiscal 2023	3,156
Fiscal 2024	2,851
Fiscal 2025	2,851
Fiscal 2026	2,851
Thereafter	713
Total	$13,501
Goodwill
The following table provides a summary of the change in the carrying amount of goodwill:

Balance at March 31, 2021	$131,520
Foreign currency translation adjustments	(334)
Balance at December 31, 2021	$131,186
6. LEASES
Operating Leases
The following table provides balance sheet information related to the Company's operating leases:

	December 31, 2021	March 31, 2021
Assets
Operating lease, right-of-use assets	$59,702	$66,664

Liabilities
Operating lease liabilities, current	$12,955	$12,942
Operating lease liabilities, non-current	74,127	82,456
Total operating lease liabilities	$87,082	$95,398

The following table presents the components of lease expense and cash outflows from operating leases:

	Three Months Ended December 31,		Nine Months Ended December 31,
	2021	2020	2021	2020
Operating lease expense	$3,367	$3,886	$10,162	$11,469
Variable lease expense	759	729	2,266	2,368
Cash outflows from operating leases	4,218	2,100	12,672	6,300
Short-term lease expense was immaterial for the three and nine months ended December 31, 2021 and 2020.
The following table presents supplemental lease information:

	December 31, 2021	March 31, 2021
Weighted average remaining lease term	7.9 years	8.4 years
Weighted average discount rate	4.0%	4.0%
The following table presents maturity of lease liabilities under the Company's non-cancellable operating leases as of December 31, 2021:

Remainder of fiscal 2022	$4,219
Fiscal 2023	15,506
Fiscal 2024	12,176
Fiscal 2025	11,703
Fiscal 2026	10,681
Thereafter	47,815
Total lease payments	102,100
Less: imputed interest	(15,018)
Present value of lease liabilities	$87,082
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
The Company believes it has recorded adequate provisions for any such lawsuits and claims and proceedings as of December 31, 2021. The Company believes that damage amounts claimed in these matters are not meaningful indicators of potential liability. Some of the matters pending against the Company involve potential compensatory, punitive or treble damage claims or sanctions, that, if granted, could require the Company to pay damages or make other expenditures in amounts that could have a material adverse effect on its Consolidated Financial Statements. Given the inherent uncertainties of litigation, the ultimate outcome of the ongoing matters described herein cannot be predicted, and the Company believes it has valid defenses with respect to the legal matters pending against it. Nevertheless, the Consolidated Financial Statements could be materially adversely affected in a particular period by the resolution of one or more of these contingencies.
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
Other Commitments, Indemnifications, and Contingencies
State and Local Taxes and Surcharges. From time to time, the Company has received inquiries from a number of state and local taxing agencies with respect to the remittance of sales, use, telecommunications, excise, and income taxes. Several jurisdictions currently are conducting tax audits of the Company's records. The Company collects or has accrued for taxes that it believes are required to be remitted. The amounts that have been remitted have historically been within the accruals established by the Company. The Company adjusts its accrual when facts relating to specific exposures warrant such adjustment. During the second quarter of fiscal 2019, the Company conducted a periodic review of the taxability of its services and determined that certain services may be subject to sales, use, telecommunications or other similar indirect taxes in certain jurisdictions. Accordingly, the Company recorded contingent indirect tax liabilities. As of December 31, 2021 and March 31, 2021, the Company had accrued contingent indirect tax liabilities of $1.8 million and $3.1 million, respectively.
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
In November 2019, the Company issued an additional $75.0 million aggregate principal amount of 0.50% convertible senior notes (the "2019 Notes") due 2024 in a registered offering under the same indenture as the Initial Notes. The total net proceeds from the 2019 Notes, after deducting underwriting discounts, debt issuance costs and costs of the capped call transactions described below, were approximately $64.6 million.
In December 2021, the Company issued an additional $137.5 million aggregate principal amount of its currently outstanding 0.50% convertible senior notes (the "Additional Notes" and together with the Initial Notes and 2019 Notes, the "Notes") due 2024 in a private placement under the same indenture as the Initial Notes. The total net proceeds from the Additional Notes, after deducting initial purchase discounts and debt issuance costs, were approximately $134.3 million. The Company did not enter into any capped calls in connection with this transaction. The Additional Notes constitute a further issuance of, and form a single series with, the Initial Notes. Immediately after giving effect to the issuance of the Additional Notes, the Company had $500.0 million aggregate principal amount of convertible senior notes.
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

On or after October 1, 2023, until the close of business on the second scheduled trading day immediately preceding the maturity date, holders may convert all or any portion of their Notes, regardless of the foregoing circumstances. Upon conversion, the Company will satisfy its conversion obligation by paying or delivering, as the case may be, cash, shares of common stock, or a combination of cash and shares of common stock, at the Company's election. The Company’s current intent is to settle the principal amount of the Notes in cash upon conversion. During the three months ended December 31, 2021, the conditions allowing holders of the Notes to convert were not met.
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
The following table presents the net carrying amount of the liability component of the Notes:

	December 31, 2021	March 31, 2021
Principal	$500,000	$362,500
Unamortized debt discount	(54,818)	(53,323)
Unamortized issuance costs	(4,194)	(742)
Net carrying amount	$440,988	$308,435
The following table presents interest expense related to the Notes:

	Three Months Ended December 31,		Nine Months Ended December 31,
	2021	2020	2021	2020
Contractual interest expense	$486	$453	$1,359	$1,359
Amortization of debt discount	4,785	4,198	13,204	12,399
Amortization of issuance costs	140	59	185	174
Total interest expense	$5,411	$4,710	$14,748	$13,932
Capped Call
In connection to the February 2019 and November 2019 sale of the Notes, the Company entered into privately negotiated capped call transactions ("Capped Calls") with certain counterparties. The Capped Calls each have an initial strike price of approximately $25.68 per share, subject to certain adjustments, which corresponds to the initial conversion price of the Notes. The Capped Calls have initial cap prices of $39.50 per share, subject to certain adjustments. The Capped Calls are expected to partially offset the potential dilution to the Company’s Common Stock upon any conversion of the Notes, with such offset subject to a cap based on the cap price. The Capped Calls cover, subject to anti-dilution adjustments, approximately 14.1 million shares of the Company’s Common Stock. The Capped Calls are subject to adjustment upon the occurrence of specified extraordinary events affecting the Company, including merger events, tender offers, and announcement events. In addition, the Capped Calls are subject to certain specified additional disruption events that may give rise to a termination of the Capped Calls, including nationalization, insolvency or delisting, changes in law, failures to deliver, insolvency filings, and hedging disruptions. For accounting purposes, the Capped Calls are separate transactions, and not part of the terms of the Notes. As these transactions meet certain accounting criteria, the Capped Calls are recorded in stockholders' equity and are not accounted for as derivatives.

9. STOCK-BASED COMPENSATION
The following table presents stock-based compensation expense:

	Three Months Ended December 31,		Nine Months Ended December 31,
	2021	2020	2021	2020
Cost of service revenue	$2,293	$2,472	$6,606	$6,696
Cost of other revenue	1,233	1,142	3,507	3,042
Research and development	8,472	8,297	26,628	23,097
Sales and marketing	11,626	9,363	38,676	22,156
General and administrative	10,113	5,565	30,742	19,949
Total	$33,737	$26,839	$106,159	$74,940
Stock Options
The following table presents stock option activity (shares in thousands):

	Number of Shares	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at March 31, 2021	1,813	$9.46	2.86 years	$41,673
Granted	—	—
Exercised	(685)	8.50
Cancelled/Forfeited	(31)	21.90
Outstanding at December 31, 2021	1,097	$9.71	2.50 years	$8,053

Vested and expected to vest at December 31, 2021	1,096	$9.71	2.49 years	$8,053
Exercisable at December 31, 2021	1,085	$9.60	2.45 years	$8,053
The total intrinsic value of options exercised during the nine months ended December 31, 2021 and 2020, was $14.0 million and $1.8 million, respectively.
As of December 31, 2021, there was $0.1 million of total unrecognized compensation cost related to stock options, which is expected to be recognized over a weighted average period of approximately 0.59 years.
Restricted Stock Units (RSUs)
The following table presents RSU activity (shares in thousands):

	Number of Shares	Weighted Average Grant Date Fair Value	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at March 31, 2021	8,646	$19.27	1.85 years	$280,467
Granted	5,278	25.23
Vested and released	(4,297)	19.27
Forfeited	(1,646)	20.77
Outstanding at December 31, 2021	7,980	$22.90	1.03 years	$133,750
As of December 31, 2021, there was $128.1 million of total unrecognized compensation cost related to RSUs.

Performance Stock Units (PSUs)
The Company has granted PSUs to certain of its executives with vesting that is contingent on continued service and either Company or market performance. PSUs issued during the three and nine months ended December 31, 2021, consist of three tranches: the first tranche vests on the 1st anniversary and is based on the Non-GAAP Gross Profit of the Company; the remaining two tranches vest on the 2nd and 3rd anniversaries, respectively, and are based on the Total Shareholder Return ("TSR") of the Company, as measured relative to a specified market index during the specified periods. For the first tranche, a range of 90% to 110% attainment of the target Non-GAAP Gross Profit over the vesting period will result in a range from 0% to 200% of the target number of shares being earned. For the awards based on TSR, a 2x multiplier will be applied for each percentage point of positive or negative relative TSR over the specified vesting periods, such that the number of shares of common stock earned will increase or decrease by 2% of the target number of shares, subject to a maximum of 200% of the target number of shares. In the event that the Company’s relative TSR performance is less than negative 30%, relative to the specified index, no shares will be earned for the applicable performance period. The amount of compensation expense related to the first tranche is based on the estimated grant date fair value and probable attainment of the performance target as of the balance sheet date. The amount of compensation expense related to the second and third tranches is determined based on the estimated fair value per the Monte Carlo simulation performed as of the grant date.
The following table presents the per share fair values of the first tranche based on the closing price of the Company's common stock on the grant date:

Per share fair values	$24.21	-	$25.78
The following table presents the estimated grant date fair values, and valuation assumptions used in the Monte Carlo pricing model, of the second and third tranches:

Second tranche per share fair values	$27.66	-	$33.32
Third tranche per share fair values	$29.59	-	$34.48
Valuation assumptions:
Expected volatility	58.7%	-	59.7%
Risk-free interest rates	0.3%	-	0.4%
Dividend rate	—%
The following table presents PSU activity (shares in thousands):

	Number of Shares	Weighted Average Grant Date Fair Value	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at March 31, 2021	1,576	$27.33	1.24 years	$51,116
Granted	497	30.41
Granted for performance achievement[1]	20	27.92
Vested and released	(250)	17.15
Cancelled/Forfeited	(632)	22.77
Outstanding at December 31, 2021	1,212	$33.89	1.13 years	$20,305
1 Represents additional PSUs awarded as a result of the achievement of performance goals above the performance targets established at grant.
As of December 31, 2021, there was $19.6 million of total unrecognized compensation cost related to PSUs.
Employee Stock Purchase Plan (ESPP)
As of December 31, 2021, there was approximately $1.9 million of unrecognized cost related to employee stock purchases. This cost is expected to be recognized over a weighted average period of 0.4 years. As of December 31, 2021, a total of 2,522,952 shares were available for issuance under the ESPP.
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
The following table presents the estimated fair value on the date of grant of each of the look-back features and the assumptions used in the Black-Scholes pricing model:

Fair value of look-back options	$3.41	-	$8.24
Valuation assumptions:
Expected volatility	58.0%
Risk-free interest rates	0.05%	-	0.07%
Expected terms (in years)	0.38	-	1.21
Dividend rate	—%
The risk-free rates were determined based on published treasury rates over terms consistent with those of the share exchange program. The volatility rate was determined based on historic volatility of the Company's stock and is consistent with the rate used for valuation of the PSU awards granted in June 2021.
As of December 31, 2021, there was $1.8 million of total unrecognized compensation cost related to the salary and bonus stock program.
Stock Repurchases
In December 2021, the Company completed a repurchase of 2.3 million shares of its outstanding common stock at a price of $19.20 per share, for $45.0 million. The repurchased common stock was retired at the time of repurchase but remains authorized and unallocated as of the balance sheet date. The Company recorded the repurchase price as reductions from common stock and additional paid-in capital.There were no stock repurchases during the nine months ended December 31, 2020.
10. INCOME TAXES
The Company's effective tax rate was (0.2)% and (0.8)% for the three months ended December 31, 2021 and 2020, respectively, and (0.4)% and (0.6)% for the nine months ended December 31, 2021 and 2020, respectively. The difference in the effective tax rate and the U.S. federal statutory rate was primarily due to the full valuation allowance the Company maintains against its deferred tax assets. The effective tax rate is calculated by dividing the Provision for income taxes by the Loss before provision for income taxes.
11. NET LOSS PER SHARE
The following table presents the weighted average number of common shares outstanding used in calculating basic and diluted net loss per share (dollars in thousands, except per share data):

	Three Months Ended December 31,		Nine Months Ended December 31,
	2021	2020	2021	2020
Net loss	$(43,571)	$(40,225)	$(129,801)	$(120,551)
Weighted average common shares outstanding - basic and diluted	113,510	106,641	111,960	104,961

Net loss per share:
Basic and diluted	$(0.38)	$(0.38)	$(1.16)	$(1.15)
The following potentially dilutive common shares were excluded from the calculation of diluted earnings per share because their inclusion would have been anti-dilutive (shares in thousands):

	Three and Nine Months Ended December 31,
	2021	2020
Stock options	1,097	2,071
Restricted stock units	9,192	11,434
Potential shares attributable to the ESPP	564	529
Total potential anti-dilutive shares	10,853	14,034

12. GEOGRAPHICAL INFORMATION
The following tables present information by geographic area:

	Three Months Ended December 31,		Nine Months Ended December 31,
Revenue by geographic area:	2021	2020	2021	2020
United States	$106,849	$98,919	$315,114	$288,268
International	50,025	37,766	141,644	99,357
Total revenue	$156,874	$136,685	$456,758	$387,625

Property and equipment by geographic area:	December 31, 2021	March 31, 2021
United States	$77,414	$87,945
International	4,196	5,131
Total property and equipment, net	$81,610	$93,076

13. SUBSEQUENT EVENTS
On January 18, 2022 (the "Closing Date"), the Company completed the previously announced acquisition of Fuze Inc. pursuant to the Agreement and Plan of Merger agreement (the "Merger Agreement"), filed with the SEC on December 1, 2021. The Company expects the acquisition to further accelerate product innovation through increased research and development resources as well as expand the Company's enterprise customer base and global presence. Under the terms of the Merger Agreement, the Company acquired 100% of the equity of Fuze, Inc. on a cash-free, debt-free basis for approximately $250.0 million in cash and stock valued at the time of announcement, which at the Closing Date, the estimated merger consideration was approximately $211.9 million comprised of $79.0 million in stock consideration and $132.9 million in cash consideration, subject to certain adjustments. The consideration is subject to change based on (i) purchase price adjustment provisions and (ii) certain indemnifications related to representations and warranties, and the resolution of outstanding tax obligations. A portion of the consideration will be placed in escrow to satisfy these indemnifications as described in the Merger Agreement. The Company issued a total of 5,623,429 shares of Common Stock in connection with the acquisition, of which the Company estimates 5,104,308 shares are expected to be included in consideration, after adjusting for indemnifications and post-combination compensation.
The Company estimates that the total consideration will be primarily allocated to purchase price consideration. For accounting purposes, the equity consideration will be valued based on the price of the Company's common stock on the acquisition Closing Date, which was $15.48. The acquisition will be accounted for as a business combination and, accordingly, the total purchase price will be allocated to the tangible and intangible assets acquired and liabilities assumed based on their respective fair values on the acquisition close date. Due to the timing of the close, acquisition accounting is incomplete and the Company is in the process of estimating the initial purchase price allocation, which will be reported in its fiscal 2022 annual report on Form 10-K. The Company incurred transaction costs of approximately $5.5 million included within the general and administrative expenses for the three and nine months ended December 31, 2021 in connection with the business combination for legal, accounting and other professional and service fees.
Pursuant to the terms of the Merger Agreement, the Company registered the shares for resale on a registration statement, which was filed with the SEC on January 25, 2022, and has agreed to maintain the effectiveness until all Indemnity Holdback Shares have been issued to the extent required under the Merger Agreement, or such earlier time as all of the Acquisition Shares (including the Indemnity Holdback Shares) have been sold or are no longer outstanding.

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
Our customers represent companies ranging from small businesses to large multinational enterprises, and their users are spread across more than 150 countries. In recent years, we have increased our focus on the mid-market (which we define as customers that generate $25,000 to $100,000 Annualized Recurring Subscriptions and Usage (“ARR”)) and enterprise (which we define as customers that generate more than $100,000 ARR) customer categories. See “Key Business Metric” section below for our definition and discussion of ARR.
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
On January 18, 2022, we completed our previously announced acquisition of Fuze, Inc. ("Fuze") pursuant to the Merger Agreement. Under the terms of the Merger Agreement, we acquired 100% of the equity of Fuze on a cash-free, debt-free basis for approximately $211.9 million of aggregate consideration comprised of stock and cash, subject to certain adjustments. The operations of Fuze will be included in our consolidated financial statements commencing with the 4th quarter of the fiscal year ending March 31, 2022. Our management will assess the optimal manner of operation of the combined businesses going forward, which is expected to involve integration of Fuze operations with our existing operations.
The acquisition is expected to extend the Company’s XCaaS platform advantage through increased resources for research and development, engineering, and support, expand our customer base of enterprise customers globally, and provide new customer cross-sell opportunities for contact center and CPaaS capabilities.

SUMMARY AND OUTLOOK
In the third quarter of fiscal 2022, our service revenue grew approximately 18% year-over-year to $149 million. We continued to show an increase in our total ARR, which grew to $572 million in the third quarter of fiscal 2022, from $494 million in the same period in fiscal 2021, driven by the growth in sales to mid-market and enterprise customers. ARR from mid-market and enterprise customers represented 72% of total ARR in the third quarter of fiscal 2022, and grew 24% compared to the same period in fiscal 2021.
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
Other Revenue
Other revenue consists of revenues from professional services, primarily in support of deployment of our solutions and/or platform, and revenues from sales and rentals of IP telephones and other equipment in conjunction with our cloud telephony service. Other revenue is dependent on the number of customers who choose to purchase or rent an IP telephone in conjunction with our service instead of using the solution on their cell phone, computer or other compatible device, and/or choose to engage our services for implementation and deployment of our cloud services.
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
RESULTS OF OPERATIONS
The following discussion should be read in conjunction with our condensed consolidated financial statements and the notes thereto.
Revenue
Service revenue

	2021	2020	Change
Three Months Ended December 31,	$149,396	$127,107	$22,289	17.5%
Percentage of total revenue	95.2%	93.0%

Nine Months Ended December 31,	$429,568	$362,232	$67,336	18.6%
Percentage of total revenue	94.0%	93.4%
Service revenue increased for the three and nine months ended December 31, 2021, as compared to the three and nine months ended December 31, 2020, primarily due to a net increase in our customer base, expanded offerings to existing customers, and growth in related usage; service revenue from new customers was primarily driven by global sales of XCaaS, and our standalone UCaaS and CCaaS offerings to our mid-market and enterprise customers. The increase in service revenue was also attributable to growth in usage revenue generated by our CPaaS products.
We expect total service revenue to grow over time with our diverse platform offering as our business continues to expand globally and deeper into our customer categories.
Other revenue

	2021	2020	Change
Three Months Ended December 31,	$7,478	$9,578	$(2,100)	(21.9)%
Percentage of total revenue	4.8%	7.0%

Nine Months Ended December 31,	$27,190	$25,393	$1,797	7.1%
Percentage of total revenue	6.0%	6.6%

Other revenue decreased for the three months ended December 31, 2021 as compared to three months ended December 31, 2020 primarily due to a decrease in product revenue as a result of a shift toward our hardware rental program, soft phone usage, and global supply chain shortages.
Other revenue increased for the nine months ended December 31, 2021, as compared to the nine months ended December 31, 2020, primarily due to increased professional services revenue resulting from the overall growth in our business and customer base.
We expect other revenue to grow over time as our customer base grows, particularly in mid-market and enterprise, as we focus on delivering enhanced platform offerings to existing and new customers.
No customer represented greater than 10% of the Company's total revenue for the nine months ended December 31, 2021 or 2020.

Cost of Revenue
Cost of service revenue

	2021	2020	Change
Three Months Ended December 31,	$48,763	$47,044	$1,719	3.7%
Percentage of service revenue	32.6%	37.0%

Nine Months Ended December 31,	$141,971	$132,843	$9,128	6.9%
Percentage of service revenue	33.0%	36.7%
Cost of service revenue increased for the three months ended December 31, 2021, as compared to the three months ended December 31, 2020, yet decreased as a percentage of service revenue, primarily due to increase of $3.8 million in communication infrastructure costs incurred to deliver our services resulting from growth in usage across our platform including those in connection with CPaaS. The increase was partially offset by decreases of $1.5 million in employee and consulting related expenses, depreciation and amortization of intangibles, and stock based compensation.
Cost of service revenue increased for the nine months ended December 31, 2021, as compared to the nine months ended December 31, 2020, yet decreased as a percentage of service revenue, primarily due to increase of $13.4 million in communication infrastructure costs incurred to deliver our services resulting from growth in usage across our platform including those in connection with CPaaS. The increase was partially offset by decreases of $4.5 million in employee and consulting related expenditures, depreciation and amortization of intangibles, and stock based compensation.
We expect cost of service revenue will increase in absolute dollars in future periods as revenue continues to grow.
Cost of other revenue

	2021	2020	Change
Three Months Ended December 31,	$11,071	$13,364	$(2,293)	(17.2)%
Percentage of other revenue	148.0%	139.5%

Nine Months Ended December 31,	$37,086	$36,194	$892	2.5%
Percentage of other revenue	136.4%	142.5%
Cost of other revenue decreased for the three months ended December 31, 2021, as compared to the three months ended December 31, 2020, primarily due to decrease of $2.1 million in Product costs.
Cost of other revenue increased for the nine months ended December 31, 2021, as compared to the nine months ended December 31, 2020, primarily due to an increase of $1.2 million in employee and consulting related expenditures.
Cost of other revenue as a percentage of other revenue increased for the three months ended December 31, 2021, as compared to the three months ended December 31, 2020, was driven by lower professional services revenue spread over a similar fixed cost base.
Cost of other revenue as a percentage of other revenue decreased for the nine months ended December 31, 2021, as compared to the nine months ended December 31,2021, driven by lower product revenue due to lower hardware endpoint shipments.
We expect that Other revenue margin will vary period over period.

Operating Expenses
Research and development

	2021	2020	Change
Three Months Ended December 31,	$27,911	$23,702	$4,209	17.8%
Percentage of total revenue	17.8%	17.3%

Nine Months Ended December 31,	$81,801	$66,763	$15,038	22.5%
Percentage of total revenue	17.9%	17.2%
Research and development expenses increased for the three months ended December 31, 2021, as compared to the three months ended December 31, 2020, primarily due to increase of $4.0 million in employee and consulting related expenditures,$2.7 million in software and software licenses, and $2.4 million in facility related costs, partially offset by a decrease of $3.6 million in internal-use software costs capitalized and amortization of capitalized internal-use software.
Research and development expenses increased for the nine months ended December 31, 2021, as compared to the nine months ended December 31, 2020, primarily due to increases of $12.2 million in employee and consulting related expenditures, $10.5 million in facility related costs, and $7.3 million in software and software licenses, partially offset by a decrease of $14.3 million in internal-use software costs capitalized and amortization of capitalized internal-use software.
We plan to continue to invest in research and development to support our efforts to expand the capabilities and scope of our platform and to enhance the user experience. While we expect to continue to improve our cost structure and achieve operational efficiencies, we expect that research and development expenses will increase in absolute dollars in future periods as we continue to invest in our development efforts. While we expect to improve our cost structure and achieve operational efficiencies over time with expected revenue growth, we expect that research and development expenses will initially increase as a percentage of revenue as we integrate the Fuze research and development organization.
Sales and marketing

	2021	2020	Change
Three Months Ended December 31,	$76,797	$63,986	$12,811	20.0%
Percentage of total revenue	49.0%	46.8%

Nine Months Ended December 31,	$229,438	$185,535	$43,903	23.7%
Percentage of total revenue	50.2%	47.9%
Sales and marketing expenses increased for the three months ended December 31, 2021, as compared to the three months ended December 31, 2020, primarily due to increases of $6.7 million in internal and external sales commissions, $2.8 million in marketing program and public cloud expenses due to gained efficiencies in lead generation and brand awareness, travel related costs, employee and consulting related expenditures, $2.3 million in stock-based compensation expense, and $1.3 million in software and software licenses.
Sales and marketing expenses increased for the nine months ended December 31, 2021, as compared to the nine months ended December 31, 2020, primarily due to increases of $20.4 million in internal and external sales commissions, $16.5 million in stock-based compensation expense, $4.6 million in marketing program and public cloud expenses due to gained efficiencies in lead generation and brand awareness, travel related costs, employee and consulting related expenditures, and $2.7 million in software and software licenses.
We plan to continue investing in sales and marketing to attract and retain customers on our platform and to increase our brand awareness. While we expect to continue to improve our cost structure and achieve operational efficiencies, we expect that sales and marketing expenses will increase in absolute dollars in future periods and vary from period-to-period as a percentage of revenue.
General and administrative

	2021	2020	Change
Three Months Ended December 31,	$29,950	$23,844	$6,106	25.6%
Percentage of total revenue	19.1%	17.4%

Nine Months Ended December 31,	$80,064	$72,403	$7,661	10.6%
Percentage of total revenue	17.5%	18.7%

General and administrative expenses increased for the three months ended December 31, 2021, as compared to the three months ended December 31, 2020, primarily due to an increase of $5.5 million in acquisition and integration costs related to the Fuze acquisition, $4.5 million in stock-based compensation expense, partially offset by $2.9 million in employee and consulting related expenditures, $0.9 million of allowances for credit losses, and $0.8 million in legal, regulatory and contract termination costs.
General and administrative expenses increased for the nine months ended December 31, 2021, as compared to the nine months ended December 31, 2020, primarily due to increases of $10.8 million in stock-based compensation expense, $5.3 million in acquisition and integration costs related to the Fuze acquisition, partially offset by decreases of $3.8 million in employee and consulting related expenditures, $3.2 million of lower allowances for credit losses, and $3.1 million in legal, regulatory and contract termination costs;.
We expect to continue improving our cost structure and achieve operational efficiencies, and therefore also expect that general and administrative expenses as a percentage of total revenue will decline over time.
Other expense, net

	2021	2020	Change
Three Months Ended December 31,	$5,866	$4,669	$1,197	25.6%
Percentage of total revenue	(3.7)%	(3.4)%

Nine Months Ended December 31,	$15,623	$13,772	$1,851	13.4%
Percentage of total revenue	(3.4)%	(3.6)%
The change in Other expense, net for the three and nine months ended December 31, 2021, as compared to the three and nine months ended December 31, 2020, was primarily due to fluctuations in foreign exchange rates.
Due to the recognition of interest expense and amortization of debt discount and issuance costs in connection with our convertible senior notes, we expect Other expense, net to remain in a net expense position until fiscal 2024, when our convertible senior notes mature.
Provision for income taxes

	2021	2020	Change
Three Months Ended December 31,	$87	$301	$(214)	(71.1)%
Percentage of total revenue	0.1%	0.2%

Nine Months Ended December 31,	$576	$666	$(90)	(13.5)%
Percentage of total revenue	0.1%	0.2%
There was not a material change to our Provision for income taxes for the three and nine months ended December 31, 2021 and no material changes are anticipated for the foreseeable future.
Liquidity and Capital Resources
As of December 31, 2021, we had $251.8 million of cash, cash equivalents, and investments. In addition, as of December 31, 2021, we had $8.6 million in restricted cash in support of letters of credit securing leases for office facilities. As of March 31, 2021, we had $152.9 million of cash, cash equivalents, and investments and $8.6 million of restricted cash.
On March 27, 2020, the Coronavirus Aid, Relief, and Economic Security Act (the "CARES Act") was passed into law, which amended portions of relevant tax laws and provided relief to certain qualifying entities. In connection with the CARES Act, the Company elected to defer certain employer payroll taxes, which reduced cash usage by approximately $5.0 million through March 31, 2021, of which approximately $2.5 million has been remitted to tax authorities during the third quarter of fiscal 2022 and the remaining amount will be remitted in the third quarter of fiscal 2023.
In March 2021, the Company offered its employees a limited opportunity to receive a portion of their fiscal 2022 cash salary and/or cash bonus in shares of the Company's common stock. Based on employee elected participation, we expect lower cash usage from payroll compensation of approximately $1 million for the remainder of fiscal 2022 and approximately $4 million during the first quarter of fiscal 2023.
We believe that our existing cash, cash equivalents, and investment balances, and our anticipated cash flows from operations will be sufficient to meet our working capital and expenditure requirements for the next 12 months.

Period-over-Period Changes
Net cash provided by operating activities for the nine months ended December 31, 2021, was $18.2 million, as compared with net cash used of $14.9 million in the nine months ended December 31, 2020. Cash provided by/used in operating activities is affected by:
•the net loss;
•depreciation and amortization;
•the amortization associated with deferred sales commissions, debt discount and issuance costs;
•the expense associated with stock-based compensation; and
•changes in working capital accounts, particularly in the timing of collections from receivable and payments of obligations
During the nine months ended December 31, 2021, net cash provided by operating activities was primarily related to non-cash operating expenses, including:
•stock-based compensation expense of $106.2 million;
•depreciation and amortization of $34.1 million;
•amortization of the debt discount of $13.8 million; and
•operating lease expenses of $10.2 million.
These amounts were partially offset by:
•the net loss of $129.8 million; and
•net cash outflows from sales commissions of $25.6 million.
Net cash used in investing activities was $30.1 million in the nine months ended December 31, 2021, as compared with $27.1 million in the nine months ended December 31, 2020. The cash used in investing activities during the nine months ended December 31, 2021, was primarily related to:
•capitalized internal-use software development costs of $15.6 million; and,
•purchases of investments of $65.1 million, partially offset by $53.5 million of proceeds from maturities and sales of investments.
Net cash provided by financing activities was $100.0 million in the nine months ended December 31, 2021, as compared with $5.9 million in the nine months ended December 31, 2020. Cash provided by financing activities for the nine months ended December 31, 2021 was primarily related to the net proceeds from the issuance of convertible debt and common stock under employee stock plans of $$134.6 million and $10.6 million, respectively, partially offset by common stock repurchase of $45.0 million.
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
There have been no significant changes during the three months ended December 31, 2021, to our critical accounting policies and estimates previously disclosed in our Form 10-K for the fiscal year ended March 31, 2021.
NEW ACCOUNTING PRONOUNCEMENTS
For a discussion of recently adopted accounting pronouncements and recent accounting pronouncements not yet adopted, refer to Note 2, Summary of Significant Accounting Policies, in the Notes to Unaudited Condensed Consolidated Financial Statements included in this Quarterly Report.
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Interest Rate Fluctuation Risk
We had cash, cash equivalents, restricted cash, and investments totaling $260.5 million as of December 31, 2021. Cash equivalents and investments were invested primarily in money market funds, U.S. treasury, commercial paper, and corporate bonds. Our investment policy is focused on the preservation of capital and supporting our liquidity needs. Under the policy, we invest in highly rated securities, while limiting the amount of credit exposure to any one issuer other than the U.S. government. We do not invest in financial instruments for trading or speculative purposes, nor do we use leveraged financial instruments. We utilize external investment managers who adhere to the guidelines of our investment policy. A hypothetical 10% change in interest rates would not have a material impact on the value of our cash, cash equivalents, or available-for-sale investments.
As of December 31, 2021, the Company had $500.0 million or aggregate principal amount of convertible senior notes outstanding, which had an estimated fair value was $495.8 million. The fair value of the convertible senior notes is subject to interest rate risk, market risk, and other factors due to the conversion feature. The fair value of the convertible senior notes will generally increase as our common stock price increases and will generally decrease as our common stock price declines. The interest and market value changes affect the fair value of the convertible senior notes but do not impact our financial position, cash flows, or results of operations due to the fixed nature of the debt obligation. Additionally, we carry the convertible senior notes at face value less unamortized discount on our consolidated balance sheets, and we present the fair value for required disclosure purposes only.
Foreign Currency Exchange Risk
We have foreign currency risks related to our revenue and operating expenses denominated in currencies other than the U.S. dollar, primarily the British Pound, causing both our revenue and our operating results to be impacted by fluctuations in the exchange rates.
Gains or losses from the revaluation of certain cash balances, accounts receivable balances, and intercompany balances that are denominated in these currencies impact our net income (loss). A hypothetical decrease in all foreign currencies against the US dollar of 10% would not result in a material foreign currency loss on foreign-denominated balances for the three and nine months ended December 31, 2021. As our foreign operations expand, our results may be more impacted by fluctuations in the exchange rates of the currencies in which we do business.
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
As of the end of the period covered by this Quarterly Report on Form 10-Q, under the supervision of our Chief Executive Officer and our Chief Financial Officer, we evaluated the effectiveness of our Disclosure Controls. Based on this evaluation, our Chief Executive Officer and our Chief Financial Officer have concluded that our Disclosure Controls were effective as of December 31, 2021.
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
Changes in Internal Control over Financial Reporting
During the third quarter of fiscal year 2022, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
The information set forth in Note 7, Commitments and Contingencies, under the heading “Legal Proceedings” in the Notes to Unaudited Condensed Consolidated Financial Statements included in this Quarterly Report is incorporated by reference in response to this item.
ITEM 1A. RISK FACTORS
Investing in our securities involves risk. Prior to making a decision about investing in our securities, you should carefully consider the specific factors discussed below and under the heading “Risk Factors” in any prospectus supplement, together with all of the other information contained or incorporated by reference in this quarterly report. You should also consider the risk factors related to our business and operations described in Part I, Item 1A of our most recent Annual Report on Form 10-K under the heading “Risk Factors” and updated in Part II, Item 1A of our Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 2021, under the heading “Risk Factors,” which are incorporated by reference in this quarterly report. Additional risks and uncertainties not presently known to us or that we currently deem immaterial may also affect our operations.
We may not realize all of the anticipated benefits of the acquisition of Fuze.
The success of our acquisition of Fuze will depend, in part, on our ability to realize the anticipated growth opportunities and synergies from combining the businesses of our company and Fuze. Our ability to realize these anticipated benefits, and the timing of this realization, depend upon a number of factors and future events, many of which we and Fuze, individually or collectively, cannot control. These factors and events include:
• our ability to successfully and timely integrate Fuze’s business and operations with ours;

• obtaining and maintaining intellectual property rights relating to Fuze technology;

• retaining and attracting key employees;

• the reaction of Fuze’s customers, business partners and competitors to the acquisition;

• consolidating corporate and administrative functions; and

• minimizing the diversion of management’s attention from ongoing business concerns.
We cannot assure you that any of the foregoing factors will not have an adverse effect on our business, financial condition and prospects. Acquisitions involve risks, including inaccurate assessment of undisclosed, contingent or other liabilities or problems. Following the completion of the acquisition, the surviving corporation possesses not only all of the assets, but also all of the liabilities of Fuze. It is possible that undisclosed, contingent or other liabilities or problems may arise in the future of which we were previously unaware. These undisclosed liabilities could have an adverse effect on our business, financial condition and prospects.
If the selling stockholders immediately sell their shares of our common stock received in the acquisition, they could cause our common stock price to decline.
The sale and issuance of our common stock in connection with the Fuze acquisition could have the effect of depressing the market price for our common stock, through dilution of earnings per share or otherwise. Once the registration statement, of which this prospectus is a part, is declared effective, all of the shares of common stock (aside from the “holdback” shares and shares pursuant to the payment of certain management carveout bonuses) sold and issued to the former security holders of Fuze in connection with the closing of the acquisition will be available for resale in the public market, subject to potential forfeiture or a right of repurchase under certain conditions.
In addition, many of the former security holders of Fuze may decide not to hold the shares of our common stock they will receive in the acquisition. Other former security holders of Fuze, such as funds with limitations on their permitted holdings of stock in individual issuers, may be required to sell the shares of our common stock that they receive in the acquisition. Such sales of our common stock could have the effect of depressing the market price for our common stock and may take place promptly following the sale and issuance of the common stock to the former security holders of Fuze. In addition, future events and conditions could increase the dilution that is currently projected, including adverse changes in market conditions, additional transaction and integration related costs and other factors such as the failure to realize some or all of the benefits anticipated in the acquisition. Any dilution of, or delay of any accretion to, our earnings per share could cause the price of shares of our common stock to decline or grow at a reduced rate. These sales may also make it more difficult for us to sell equity securities in the future at a time and at a price that we deem appropriate to raise funds through future offerings of our common stock.
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
(a) None.
(b) None.
(c) The following table provides information relating to our purchases of equity securities for the third quarter of fiscal year 2022:

Period	(a) Total Number of Shares (or Units) Purchased	(b) Average Price Paid per Share (or Unit)	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
October 1, 2021-October 31, 2021	—	$—	—	$—
November 1, 2021-November 31, 2021	—	$—	—	$—
December 1, 2021-December 31, 2021	2,340,000	$19.20	2,340,000	$—
Total	2,340,000	$19.20	2,340,000	$—

On December 8, 2021, the Company announced its commitment to repurchasing approximately $45 million of its common stock from certain qualified investors in connection with its issuance of $137.5 million in additional aggregate principal amount of its currently outstanding 0.50% Convertible Senior Notes due 2024 in a private placement to such investors. No shares remain to be purchased under this program.
ITEM 3. DEFAULTS UPON SENIOR SECURITIES
None.
ITEM 4. MINE SAFETY DISCLOSURES
None.
ITEM 5. OTHER INFORMATION
None.

ITEM 6. EXHIBITS

Exhibit Number	Description
2.1
Agreement and Plan of Merger, dated as of November 30, 2021, by and among 8x8, Inc., Eagle Merger Sub, LLC, Fuze, Inc. and Shareholder Representative Services LLC, as the Seller Agent (incorporated by reference to Exhibit 2.1 to the Current Report on Form 8-K filed December 1, 2021).

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
Date: February 3, 2022

8X8, INC.

By: /s/ Samuel Wilson
Samuel Wilson
Chief Financial Officer (Principal Financial and Accounting Officer)