Form 10-K
period 2022-03-31
8X8 INC /DE/
filed 2022-05-27
CIK 1023731

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended March 31, 2022
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.   ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report.  ☒
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes  ☐ No  ☒
The aggregate market value of voting stock held by non-affiliates of the Registrant on September 30, 2021, based on the closing price of $23.39 for shares of the Registrant’s common stock as reported by the New York Stock Exchange, was approximately $1.4 billion. Shares of common stock held by each executive officer, director, and their affiliated holders have been excluded in that such persons may be deemed to be affiliates. The determination of affiliate status for this purpose is not necessarily a conclusive determination for any other purpose.
The number of shares of the Registrant's common stock outstanding as of May 16, 2022 was 118,234,503.
DOCUMENTS INCORPORATED BY REFERENCE
Items 10, 11, 12, 13 and 14 of Part III incorporate information by reference from the Proxy Statement to be filed within 120 days of March 31, 2022 for the 2022 Annual Meeting of Stockholders.

8X8, INC.
INDEX TO ANNUAL REPORT ON FORM 10-K
FOR THE YEAR ENDED MARCH 31, 2022

PART I
Forward-Looking Statements and Risk Factors
Statements contained in this annual report on Form 10-K, or this "Annual Report", regarding our expectations, beliefs, estimates, intentions or strategies are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 ( the "Securities Act") and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). Any statements contained herein that are not statements of historical fact may be deemed to be forward-looking statements. For example, words such as "may," "will," "should," "estimates," "predicts," "potential," "continue," "strategy," "believes," "anticipates," "plans," "expects," "intends," and similar expressions are intended to identify forward-looking statements. These forward-looking statements include, but are not limited to, statements regarding: industry trends; our number of customers; average annual service revenue per customer; cost of service revenue; research and development expenses; hiring of employees; sales and marketing expenses; and general and administrative expenses in future periods; and the impact of the COVID-19 pandemic. You should not place undue reliance on these forward-looking statements. Actual results and trends may differ materially from historical results and those projected in any such forward-looking statements depending on a variety of factors. These factors include, but are not limited to:
•the impact of economic downturns on us and our customers, including the impacts of the COVID-19 pandemic;
•the impact of cost increases and general inflationary pressure on our operating expenses, including for bandwidth and labor;
•customer cancellations and rate of customer churn;
•the impact of Russia’s invasion of Ukraine and any macro-economic impact that may have;
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
•the amount and timing of costs associated with recruiting, training, and integrating new employees and retaining existing employees;
•our reliance on infrastructure of third-party network services providers;
•risk of failure in our physical infrastructure;
•risk of defects or bugs in our software;
•risk of cybersecurity breaches;
•our ability to maintain the compatibility of our software with third-party applications and mobile platforms;
•continued compliance with industry standards and regulatory and privacy requirements, globally;
•introduction and adoption of our cloud software solutions in markets outside of the United States;
•risks relating to the acquisition and integration of businesses we have acquired or may acquire in the future, including most recently, Fuze, Inc.;
•risks related to our senior convertible notes and the related capped call transactions, including the impact any refinancing thereof could have on our stock price; and
•potential future intellectual property infringement claims and other litigation that could adversely impact our business and operating results.
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
Our fiscal year ends on March 31 of each calendar year. Each reference to a fiscal year in this Annual Report refers to the fiscal year ended March 31 of the calendar year indicated (for example, fiscal 2022 refers to the fiscal year ended March 31, 2022).

Unless the context requires otherwise, references to "we," "us," "our," "8x8," and the "Company" refer to 8x8, Inc. and its consolidated subsidiaries.
All dollar amounts within this Annual Report are in thousands of United States Dollars ("Dollars") unless otherwise noted.
ITEM 1. BUSINESS
Overview
8x8 is transforming the future of business communications as a leading Software-as-a-Service ("SaaS") provider of voice, team chat, video meetings, contact center, and embeddable communication APIs powered by a global cloud communications platform. 8x8 empowers workforces worldwide by connecting individuals and teams so they can collaborate faster and work smarter from anywhere. 8x8 provides real-time business analytics and intelligence, giving its customers unique insights across all interactions and channels on its platform so they can support distributed and agile workplace models while delighting their end-customers and accelerating their business. 8x8 has more than 2.5 million paid business users.
Until recently, the unified communications market had been one of the last technology segments to transition to the cloud. The rapid acceleration of digital transformation, availability of broadband, and the global COVID-19 pandemic have boards and executive leadership teams increasingly looking towards secure cloud communications as a core element of business resilience. Through seamless, personalized engagement, these organizations are able to drive differentiated customer experiences. We believe the ability for employees to communicate productively from either a single, easy-to-use application or directly within their existing business applications is quickly becoming a fundamental differentiator in digital transformation.
The 8x8 XCaaS ("eXperience Communications as a Service") open communications platform is a highly available, fully redundant solution, supported by a single, standardized and financially-backed Service Level Agreement across unified communications as a service ("UCaaS") and contact center as a service ("CCaaS"). The 8x8 XCaaS platform is one of the industry’s most complete cloud technology stacks and operates as a SaaS business model. A consistent data layer across the platform powers 8x8 AI/ML (artificial intelligence/machine learning) algorithms to deliver data-driven business insights and intelligent, comprehensive, and integrated applications that drive employee productivity, resource optimization, and more effective end customer interactions. Our cloud communications, contact center, and collaboration solutions are designed for easy deployment, management, and use, operating across multiple devices and locations for any business workflow or global environment. Built from core cloud technologies that we own and manage internally, our platform solution enables 8x8 customers to rely on a single provider for their global communications, video meetings, contact center, and customer support requirements.
The 8x8 XCaaS Platform Strategy
Our XCaaS solution is a highly scalable and configurable cloud communications platform comprising of voice, team chat and collaboration, video meetings, contact center, embeddable communication APIs, and analytics for mid-market and enterprise businesses across the globe. We define mid-market and enterprise as customers representing more than $25,000 and more than $100,000, respectively, in Annualized Recurring Subscriptions and Usage Revenue. These customers often start with an individual service or combination of services (for example, with video conferencing or phone services), and then scale their usage over time by enabling additional services, capabilities and analytics offerings when ready. The key attributes of the 8x8 solution include:
•Unified Communications, Collaboration, and Contact Center on a Single, API-based Cloud Technology Platform. We believe that a common platform for communication and collaboration drives more efficient employee and customer engagement and greater business productivity. Unlike many of our principal competitors, we own the core technology and manage the platform behind all of our services: voice, video meetings, contact center, chat and team collaboration, and communication APIs. We believe having control over our entire platform enables us to deliver a more consistent and seamless experience for our customers across all aspects of the service from the user interface to the technical support experience.

•Big Data, Analytics, and Artificial Intelligence. We have developed a suite of web-based analytics tools to help customers make informed decisions based on underlying communications data associated with 8x8 services and supported devices. We continue to make strategic investments in artificial Intelligence and machine learning to develop new capabilities and features for our customers, such as context-rich customer engagements, intelligent call routing and faster first-call resolution.

•Global Reach®. 8x8's Global Reach technology provides enterprise-grade quality of service, reliability, security and support for our multinational customers, with full public switched telephone network ("PSTN") replacement in 50 countries. Our platform utilizes intelligent geo-routing technology and leverages data centers across globally dispersed regions - North America, South America, Continental Europe, Asia, and Australia - to provide consistently high call quality to customers worldwide.

•Intuitive User Experience. Our web, desktop, and mobile interfaces act as the communications portal for all 8x8 services and provide customers with a familiar, consistent, and integrated user experience across all endpoints.

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

•Integration with Third-Party Business Applications. Our software uses a combination of open APIs and pre-built integrations to retrieve contextually relevant data from, and to enhance the functionality of, a wide variety of customers' third-party applications, such as Salesforce, Microsoft Dynamics, Google, NetSuite, Okta, Zendesk, Oracle Sales Cloud, Bullhorn, Aryaka, and HubSpot.

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
Our Solutions.
Through our integrated technology platform, we offer our customers a portfolio of voice, video, contact center, chat and team collaboration, communication APIs, and business analytics solutions, which include:
•8x8 Work: a self-contained, feature-rich, end-to-end United Communications solution that delivers enterprise voice with PSTN connectivity, secure video meetings, and unified messaging including direct messages, public and private team messaging rooms, and short and multimedia services ("SMS/MMS") .

•8x8 Contact Center: a multi-channel cloud-based contact center solution that enables both large and small contact centers to enjoy the same customer experience and agent productivity benefits previously available only to large contact centers at a much higher cost.

•8x8 CPaaS: a comprehensive set of global communications platform-as-a-service ("CPaaS") capabilities that enable businesses to directly integrate our platform services within their websites, mobile apps and business systems for personalized customer engagement at a high scale. Our SMS, Chat App, Video Interaction, 8x8 Jitsi-as-a-Service, and Voice APIs enable companies to reach their customers anywhere with a proven, reliable global network. The AI-powered 8x8 Callstats Service provides real-time metrics and analytics on a WebRTC session to improve voice and video quality of service.

8x8 X Series
The capabilities of our core communications solutions are integrated into a comprehensive bundled offering called the 8x8 “X Series." The X Series is a suite of UCaaS and CCaaS solutions,which together comprise our XCaaS platform solution. With the 8x8 X Series, we provide enterprise-grade voice, unified communications, video meetings, team collaboration, and contact center functionalities from a single platform. We also offer our core communications solutions on an individual basis. X Series service plans are designed so that customers pay for only those capabilities the business needs, while providing businesses with an upgrade path over time as their needs evolve and grow.
Designated X1 through X8, the 8x8 X Series offers the following service plans and capabilities:
•X1 through X4 provide enterprise-grade voice, unified communications, video meetings, and team collaboration functionality. Delivered from a single platform, these service plans provide one application for business voice, team messaging, and meetings, so that employees can quickly, easily, and with just one click move from a chat message to a phone call to a video conference. Users can access the essential communication and collaboration features through the desktop app, mobile app, or desk phone. As a business grows, the details and features of plans can be mapped to business needs, such as a lobby or store floor, a global caller organization, or to supervisor/analyst requirements. Features expected by demanding communications and collaboration customers today, such as auto attendants; worldwide extension dialing; corporate directory with click-to-call functionality; presence, messaging, and chat; call recording; call monitoring; internet fax; and the ability to interact contextually with inbound communication (email, call or chat) can be mixed and matched in customizable packages fit for businesses to most effectively meet the needs of individual users.

•X5 through X8 generally provide the features of X1 through X4, plus contact center functionality. These service plans deliver employee experience and deep customer engagement through integrated cloud communication, contact center software, and video meetings solutions. Whether the customer is managing a startup or a large enterprise, 8x8 X Series provides the communication capabilities that contact center agents need to respond faster using instant access to relevant information and subject matter experts. Designed to ensure that customers pay for only the requirements needed, the four X Series Cloud Contact Center service plans are: the Voice-Focused Contact Center with Predictive Dialer Plan; the Voice-Focused Contact Center with Advanced Reporting Plan; the Multichannel Contact Center with Advanced Reporting Plan; and the Multichannel Contact Center with Advanced Analytics and Predictive Dialer Plan, inclusive of quality management, speech analytics, and outbound predictive AI dialer.
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
Our Customers
We have a diverse and growing customer base of more than 60,000 organizations, with users in more than 170 countries, including companies of every size and across a wide range of industries and use cases. No single customer represented 10% or more of our revenues in fiscal 2022, 2021, and 2020.
Marketing and Promotional Activities
We market our services directly to end users through a variety of means, including search engine marketing and optimization, third-party lead generation sources, industry conferences, trade shows, webinars, and digital advertising channels. We primarily sell our solutions and subscriptions through a direct sales organization, consisting of inside and field-based sales agents based in the United States and internationally.
Research and Development
The cloud communications market is characterized by rapid technological changes and advancements typical of most SaaS markets. Accordingly, we make substantial investments in the design and development of new products and services, as well as the development of enhancements and features to our existing products and services, and make these enhancements available to our customers frequently. We currently employ individuals in research, development, and engineering activities in the United States, Canada, United Kingdom, Portugal, Romania, Singapore, and Philippines, as well as outsourced software development consultants around the world.
Intellectual Property

As of March 31, 2022, we hold more than 283 patents, with more than 107 United States and foreign patent applications pending. Our portfolio of patents, with expiration dates through 2040, and patent applications cover diverse aspects of our unified communications, video, API, collaboration and contact center services, and infrastructure.
Our business relies on a combination of trade secrets, patents, copyrights, trademarks laws, and contractual restrictions, such as confidentiality agreements, licenses, and intellectual property assignment agreements. We require our employees, contractors, and other third parties to sign agreements providing for the maintenance of confidentiality and also the assignment of rights to inventions made by them while providing services to us. We also use software components in our platform that are licensed to the public under open source licenses.
See the section entitled “Risks Related to Intellectual Property” in Part I, Item 1A "Risk Factors" for more information on our intellectual property risks.
Competition
Given the size and stage of the current market opportunity and the breadth of services provided by our communications platform, we face competition from many companies, including cloud communications providers of voice, video meetings, chat and collaboration, contact center, and communication APIs, as well as other cloud services providers, incumbent telephony companies and resellers of legacy communications equipment described below who have the ability to compete with us on product features, integrations, brand recognition and price.
Cloud Communications Providers of Voice, Video, Chat and Collaboration, Contact Center, and Communication APIs: For customers looking to implement cloud-based communications, our single services platform competes with other cloud communication providers of voice, chat, collaboration, contact center and communication APIs, such as RingCentral, Inc., Vonage Holdings Corp., Genesys Telecommunications Laboratories, Inc., Zoom Video Communications, Inc., Five9, Inc., NICE inContact, and Twilio Inc., among others.
Internet and Cloud Services Vendors: We also face competition from communications and cloud vendors, such as Cisco Systems, Inc., Google, Inc., Amazon Web Services, Inc., and Microsoft Corporation, among others, some of which are well established in the communications industry while others have only recently begun to market cloud communications solutions. All of these cloud services providers are significantly larger than us and have the ability to leverage their size and scale across multiple product segments, such as Microsoft Teams, to compete against our XCaaS platform offering.
Incumbent Telephony Companies and Legacy Equipment Providers: Our cloud-based software replaces wire line business voice services sold by incumbent telephone and cable companies, such as AT&T, Inc., CenturyLink, Inc., Comcast Corporation, and Verizon Communications, Inc., often in conjunction with on-premises hardware solutions from companies like Avaya, Inc., Cisco Systems, Inc., and Mitel Networks Corp. At the same time, some of these incumbent communication companies have launched their own cloud communication services to more directly compete with us and other cloud communication providers.
See the section entitled “Risks Related to Our Business and Industry” in Part I, Item 1A "Risk Factors" for more information on our risks related to competition.
Operations
Our operations infrastructure consists of data management, monitoring, control, and billing systems that support all of our products and services. We invest substantial resources to develop and implement our service monitoring real-time call management information system. Key elements of our operations infrastructure include customer quoting and ordering capabilities, customer provisioning, customer access control, fraud control, network security, video, voice and SMS message routing, quality monitoring, media processing and normalization, call reliability, detailed call record and message storage, transactional metering for usage-based services, product interfaces and billing and integration with third-party applications. Our software platform manages the admission, control, rating, and routing of calls and SMS messages to their appropriate destinations. The platform and its assets have been built to offer connectivity, redundancy, security, and scalability. Our tools and processes aim at maximizing communications range, quality, and reliability.
Network Operations Center: We maintain global network operations centers around the world and employ experienced staff in voice and data operations in the United States, United Kingdom, Romania, Indonesia, Singapore, and Philippines to provide 24-hour operations support, seven days per week, whether working in our network operations centers or remotely. We use various tools, including an extensive set of synthetic tests and Application Performance Monitoring, to monitor and manage elements of our network and our partners' and certain larger customers’ networks in real time. Additionally, our network operations centers provide technical support to troubleshoot equipment and network problems, monitor the quality of the communications transiting on the platform and connectivity with our network (including SMS and voice providers, mobile network operators, third party applications, and data partners), and monitor the health and connectivity of our customer integrations. We also rely upon the network operations centers of our telecommunications carrier partners and data center providers to augment our monitoring and response efforts. Our globally dispersed operations and remotely working capabilities allow us to maintain redundant back-up operations services to minimize or eliminate the impact of any local disruptions at any of our operations centers or data centers.

In the event of a major disruption at a data center, such as a natural disaster or service disruptions caused by the COVID-19 pandemic, failover between data centers or public cloud regions for the 8x8 X Series is designed to occur with no or minimal disruption. In addition, most of the maintenance services performed by 8x8 do not interrupt the service we provide to customers.
Customer and Technical Support: 8x8 maintains a global customer support organization with operations in the United States, United Kingdom, Philippines, Singapore, and Romania. Customers can access 8x8 customer support services directly from the company website, or receive multi-channel technical support via phone, chat, web, and email. Emergency support is available on a 24/7 basis.
We take a lifecycle approach to customer support, supporting customers from on-boarding to deployment, and through the renewal process, to drive greater user adoption of 8x8 services. For our larger enterprise customers, our implementation methodology utilizes a deployment management team and provides active support through the "go-live" date at each customer site. We also have a premium plus success program, and for certain customers, a dedicated customer engagement manager, as a single point of contact for every aspect of the post-sale relationship.  Finally, we offer a variety of training classes through 8x8 University, either through instructor-led classes or self-paced online learning.
Interconnection Agreements: We have agreements with SMS, voice providers, and mobile network operators worldwide. Pursuant to these agreements, we can provide inbound and outbound telephone and SMS messaging services to traditional telecommunication systems and mobile networks worldwide through our platform via these carriers.
Regulatory Matters
In the United States, at the federal level, we are subject to regulation by the Federal Communications Commission (the "FCC") as a provider of Voice over Internet Protocol ("VoIP"), as well as state and local regulations applicable to VoIP providers. For example, regulations we are subject to include E-911 services, porting of phone numbers under specific conditions, protection of customer data generated by the use of our services, and obligations to contribute to federal programs, including Universal Service Fund and other regulatory funds, as well as state and local 911 and universal service funds.
In addition to regulations at the federal and state levels, many states are also enacting privacy legislation that apply to companies like us, which collect, store, and process many types of data, including personal data. California has enacted the California Consumer Privacy Act (the "CCPA") and adopted the California Privacy Rights Act (the “CPRA"). The CCPA and the CPRA impose new obligations on qualifying for-profit companies, like us, doing business in California and substantially increases potential liability for such companies for failure to comply with data protection rules applicable to California residents. In addition, Virginia, Colorado, and Utah have passed privacy laws that will be effective in 2023.
Internationally, we are subject to a complex patchwork of regulations that vary from country to country. Countries have adopted laws that impose stringent licensing obligations on providers of VoIP services like ours. In many countries, it is not clear how laws that have historically been applied to traditional telecommunications providers will be applied to providers of VoIP services like us. In the European Union (the "EU"), the General Data Protection Regulation (the "GDPR") imposes obligations on all companies like us that collect, store, and process many types of data, including personal data, and substantially increases potential liability for all companies, including us, for failure to comply with data protection rules.
The effect of any future laws, regulations, and orders or any changes in existing laws or their enforcement, including the application of new taxes and regulations on communication applications like ours running over the internet, on our operations cannot be determined. See the section entitled “Risks Related to Regulatory Matters” in Part I, Item 1A "Risk Factors" for more information on these risks.
Geographic Areas
We have one reportable segment. Financial information relating to revenues generated in different geographic areas are set forth in Note 11, Geographical Information, in the Notes to Consolidated Financial Statements contained in this Annual Report.
Employees and Human Capital
8x8 is transforming the future of business communications as a leading SaaS provider of voice, video, chat, contact center, and enterprise-class API solutions powered by one global cloud communications platform. Our goal is not only to accelerate how businesses work, connect, and communicate, but to be thoughtful about our impact on our stockholders, our customers, our people, and the planet. We conduct our business socially and ethically. We obey the law, encourage universal human rights, and protect the environment. We strive to create a working environment and culture that not only embraces creativity and diversity, but is financially and personally rewarding for our people.

Culture & Engagement: 8x8 is transforming modern business communications. We take pride in our innovations that elevate employees' and customers' experiences and enable our customers to build more agile workplaces. Our efforts are guided by our vision of empowering everyone across an organization with an integrated communications and collaboration platform and are anchored by our values of Customer First, Product First, Team First. These values infuse our daily culture and make us individually and collectively accountable for our progress. They also serve as the framework for our Fast Start program, our immersive on-boarding program for all new hires. Fast Start was created to help new employees rapidly assimilate into the 8x8 culture and establish relationships with colleagues across the organization. The two-day program includes team-building activities and direct access to key executives, in addition to in-depth training on our products and technologies.

We continue to seek out new ways to leverage the 8x8 Work communication and collaboration platform to keep our employees connected to each other and maintain a positive and supportive work culture. We conduct regular employee surveys to gain insight into trends in employee engagement and prioritize new benefits and programs. For example, early in the COVID-19 pandemic, we increased the frequency of our all hands meetings from quarterly to monthly and increased the time devoted to recognizing individuals and teams whose contributions exceeded expectations and advanced our strategy. We also introduced quarterly Rejuven8 days and encouraged our employees to disconnect from work, spend time with their families and participate in volunteer activities. We also expanded our virtual Sales Kick-off event to all employees using our 8x8 video meeting technology.
As ONE global team powered by the 8x8 platform, we are able to leverage diverse talent around the globe to ensure that we remain at the forefront of innovation in our industry.
As of March 31, 2022, we had 2,216 full time employees operating around the world, of which 1,245 are located outside of the United States. None of our employees are represented by a labor union nor subject to a collective bargaining arrangement.
Diversity, Equity and Inclusion: As a communications company with a growing international presence, it is vital that our workforce be as diverse as the customers we serve. Our commitment to diversity is visible from the board room to the server rooms, and we have put in place a number of programs to ensure that we are continuously improving, including establishing diversity councils, embedding overcoming unconscious bias training in our performance feedback process, and maintaining open "rooms" on the 8x8 Work app that serve as discussion forums for diversity, equity and inclusion topics. When hiring, we strive to keep our candidate pools as diverse as possible to ensure that we are always bringing new viewpoints into the 8x8 team. For ongoing employees, we plan to re-launch our Women in Tech program, with a variety of events such as online webinars, workshops and speakers on topics like leadership development, work-life integration and personal brand building.
We are always looking to expand our role promoting employee diversity, equity and inclusivity, and we are continuously evaluating and formalizing key processes to monitor our hiring and reward programs, and ensure that all employees can play to win at 8x8.

Rewards: We strive to provide competitive total rewards packages to hire and retain the key talent we need to achieve our growth and profitability objectives. These include benefits to care for the total health of our employees and their families, paid medical and parental leave, as well as company-funded short-and long-term disability. We also offer company-funded mental health services through our global employee assistance program. To support our working parents, we offer a free subscription to Cleo for Families, a comprehensive family support resource. The Cleo mobile app includes personalized content, a specialist network, and online workshops, and is inclusive of all paths to parenthood, including adoption, surrogacy, same-sex, and single parents.

Our online Play to Win recognition program allows employees to highlight the outstanding performance of their colleagues, while our CEO Award is delivered to top performers across the company that are driving our success.
We also offer multiple ways for employees to become stakeholders, and share in the company’s success:
•Equity Grants – Our employee equity award program provides equity grants for employees upon hire, as well as "refresh" grants and spot awards to reward high performers and ensure continuing employee engagement and retention.
•8x8 Employee Stock Purchase Plan – Our stock purchase plan allows our employees to build a stake in the company over time, while also benefiting from the program’s tax-advantaged design.
Available Information
We maintain a corporate Internet website at the address http://www.8x8.com. The contents of this website are not incorporated in or otherwise to be regarded as part of this Annual Report. We file reports with the Securities and Exchange Commission (the "SEC"), which are available on our website free of charge. These reports include annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, registration statements, proxy statements, and amendments to such reports, each of which is provided on our website as soon as reasonably practicable after we electronically file such materials with or furnish them to the SEC. In addition, the SEC maintains a website (www.sec.gov) that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC, including 8x8.

Information About Our Executive Officers
Our executive officers as of the date of this report are listed below.
David Sipes, Chief Executive Officer and Director. David Sipes, age 55, has served as Chief Executive Officer and a member of our Board of Directors since December 2020. From June 2008 to June 2020, Mr. Sipes served in a number of senior leadership roles including chief operating officer for five years at RingCentral, Inc., a provider of enterprise cloud communications and collaboration solutions. Mr. Sipes also serves as a director of PandaDoc Inc., a document automation software company, since May 2020. Mr. Sipes has an MBA from Northwestern University and a BS in Administration from the University of California, Berkeley.

Samuel Wilson, Chief Financial Officer. Samuel Wilson, age 52, was appointed Chief Financial Officer in June 2020. Prior to his appointment, Mr. Wilson served as Chief Customer Officer and Managing Director of EMEA from January 2020 until June 2020. From September 2017 until January 2020, Mr. Wilson served as Senior Vice President responsible for eCommerce, global small business, and United States mid-market sales. Prior to joining 8x8, Mr. Wilson served as VP Finance for MobileIron, an enterprise software security company, from 2011 until 2017 with responsibilities for financial planning and analysis, investor relations, and treasury functions as well as eCommerce. Mr. Wilson is a Chartered Financial Analyst. He holds a Bachelor’s Degree in Electrical Engineering from Seattle University and an MBA from the University of California, Berkeley.

Hunter Middleton, Chief Product Officer. Hunter Middleton, age 55, has served as our Chief Product Officer since August 2021. Mr. Middleton previously served as our SVP of Product and Design from March 2018 to August 2021. From February 2016 to September 2017, Mr. Middleton served as Vice President and Head of Product Management for Jive Software, Inc., an enterprise social collaboration application provider. Prior to that, Mr. Middleton served as the Head of Product Management at Google for Work Systems and led the Google Apps Enterprise product team. Mr. Middleton earned his Ph.D in Physics from Princeton University, and holds a master’s degree in management from the Kellogg Graduate School of Business at Northwestern University.
Stephanie Garcia, Chief Human Resources Officer. Stephanie Garcia, age 52, has served as our Chief Human Resources Officer since January 2022. Ms. Garcia previously served as Chief People Officer at Real Chemistry, a global health innovation company, from February 2021 to January 2022. From April 2019 to January 2021, Ms. Garcia served as Senior Vice President, People for Postmates Inc., an eCommerce and local delivery company. Prior to that, Ms. Garcia served as VP, Global Talent Acquisition from June 2018 to April 2019 at PayPal Holdings, Inc., a financial technology and services company, and VP, Global Business Partner from 2016 to June 2018 at PayPal. Prior to PayPal, Ms. Garcia held several leadership roles in the human resources team of Salesforce, Inc. Ms. Garcia holds a master's degree in Human Resources Management from Notre Dame de Namur University and a bachelor’s degree in English from University of the Pacific.

Matthew Zinn, Chief Legal Officer. Matthew Zinn, age 58, has served as our Chief Legal Officer since September 2018. Mr. Zinn previously served as General Counsel and Secretary at Jaunt, Inc., a maker of augmented reality technology, from June 2017 to September 2018. From April 2006 until January 2017, Mr. Zinn served as Senior Vice President, General Counsel, Secretary, and Chief Privacy Officer for TiVo Inc., a maker of digital video recording products and services. Prior to that at TiVo, Mr. Zinn had served as Vice President, General Counsel, and Chief Privacy Officer since July 2000 and as Corporate Secretary since November 2003 of TiVo Inc. Prior to TiVo, Mr. Zinn held senior legal positions at cable television providers MediaOne Group Inc. and Continental Cablevision and the law firms of Cole, Raywid & Braverman and Fisher, Wayland, Cooper & Leader. Mr. Zinn holds a B.A. degree in Political Science from the University of Vermont and holds a J.D. degree from the George Washington University National Law Center.

ITEM 1A. RISK FACTORS
Our operations and financial results are subject to various risks and uncertainties. You should consider carefully the risks and uncertainties described below, together with all of the other information in this report. If any of the following risks or other risks actually occur, our business, financial condition, results of operations, and future prospects could be materially harmed, and the price of our common stock could decline. Our business could also be materially and adversely affected by risks and uncertainties that are not presently known to us or that we currently believe are not material. Unless otherwise indicated, references to our business being harmed in these risk factors will include harm to our results of operations, financial condition, reputation, and future prospects.
Risk Factors Table of Contents

Risk Factors Summary
Risks Related to our Business and Industry
Risks Related to our Products and Operations
Risks Related to Regulatory Matters
Risks Related to Intellectual Property
Risks Related to our Debt, our Stock, and our Charter
General Risk Factors
Risk Factors Summary
Our business is subject to a number of risks that may adversely affect our business, financial condition, results of operations, and cash flows. These risks are discussed more fully below and include, but are not limited to:
Risks Related to our Business and Industry
•Our history of losses and anticipated continued losses.
•Unpredictability of our future operating results.
•Future increases in our customer churn.
•Dependence on new customer acquisition and retention and upsell to existing customers.
•Intense competition in our industry.
•Failure to manage and grow our indirect sales channels.
•Complexity and length of enterprise customer sales cycle.
•Dependence on new product and services to maintain and grow our business.
•Difficulty attracting and retaining key management, technical and sales personnel.
•We may not realize all of the anticipated benefits of our acquisition of Fuze, Inc.
•Potential past and future liabilities related to federal, state, local and international taxes, fees, surcharges and levees.
Risks Related to our Products and Operations
•Service outages due to software vulnerabilities or failures of physical infrastructure.
•Scalability of our cloud software services to meet existing and new customer demand.
•Risks related to international expansion, including the Russia and Ukraine war.
•Risks related to current and future acquisitions.
•Our ability to maintain compatibility with third-party applications and mobile platforms.
•Reliance on third-parties to provide network services and connectivity.
•Reliance on third-party vendors for IP phones and certain software endpoints.
•Difficulty executing local number porting requests.
Risks Related to Regulatory Matters
•Risks related to cybersecurity breaches and malicious acts.
•Liabilities related to credit card transaction processing services.
•Failure to comply with data privacy and protection laws.
•Services must comply with industry standards and government regulations.
•New regulations addressing robo-calling and caller ID spoofing.
Risks Related to Intellectual Property
•Infringement of third-party proprietary technology.
•Inability to protect our proprietary technology.
•Inability to use third-party or open source software.
Risks Related to our Debt, our Stock, and our Charter
•Cash flow may be insufficient to service or pay down our substantial debt.
•May not be able to raise necessary funds in the future.
•Conditional conversion features of our debt could adversely affect our financial condition.
•Change in accounting standards, including for our debt, may cause adverse financial reporting fluctuations and affect our reported operating results.
•Capped call transactions in connection with our notes.
•Future sales of common stock or equity-linked securities.
•Certain provisions in our charter may discourage takeover attempts.
General Risk Factors
•Risks related to Covid-19.

•Secure financing on favorable terms.
•Risks related to natural disasters, war, terrorist attacks, global pandemics, and other unforeseen events.
Risks Related to our Business and Industry
We have a history of losses, have incurred significant negative cash flows in the past, and anticipate continuing losses in the future. As such, we may not be able to achieve or maintain profitability in the future.
We recorded an operating loss of approximately $154.1 million for the twelve months ended March 31, 2022, and ended the period with an accumulated deficit of approximately $766.4 million. We expect to continue to incur operating losses in the near future as we continue to invest in our business. During our fiscal year ending March 31, 2023, we intend to invest in sales and marketing and research and development, among other areas of our business, to compete more successfully for the business of companies that are transitioning to cloud communications and otherwise position ourselves to take advantage of long-term revenue-generating opportunities.
We expect to continue to incur losses for at least the next fiscal year and later, and we will need to increase our rate of revenue growth to generate and sustain operating profitability in future periods. The investments we have made in fiscal 2022 and beyond may not generate the returns that we anticipate, which could adversely impact our financial condition and make it more difficult for us to grow revenue and/or achieve profitability in the time period that we expect, or not at all. In order to achieve profitability, we will need to manage our cost structure more efficiently and not incur significant liabilities, while continuing to grow our revenues. Despite these efforts, our revenue growth may slow, revenues may decline, and/or we may incur significant losses in the future due to the continuing impact of the COVID-19 pandemic, inflationary pressures impacting our cost structure, Russia's invasion of Ukraine, and any resulting downturn in general economic conditions, increasing competition (including competitive pricing pressures and large competitors moving into our markets), decrease in the adoption or sustained use of the cloud communications market, exiting lines of business, or our inability to execute on business opportunities. Given our history of fluctuating revenues and operating losses, we cannot be certain that we will be able to achieve or maintain operating profitability in the future.
Our future operating results, including revenues, expenses, losses and profits, may vary substantially from period to period and may be difficult to predict. As a result, we may fail to meet or exceed the expectations of market analysts or investors, which could negatively impact our stock price.
Our historical operating results have fluctuated and will likely continue to fluctuate in the future, and a decline in our operating results could cause our stock price to fall. On an annual and quarterly basis, there are a number of factors that may affect our operating results, some of which are outside our control. These include, but are not limited to:
•changes in market demand;
•customer cancellations, subscription downgrades, and/or service credits;
•changes in the competitive dynamics of our market, including consolidation among competitors or customers;
•lengthy sales cycles and/or regulatory approval cycles;
•new product introductions by us or our competitors;
•unpredictability of CPaaS business at times, as it is mainly usage-based revenue and does not involve long-term subscription commitments;
•the mix of our customer base, sales channels, and services sold;
•the number of additional customers, on a net basis;
•the amount and timing of costs associated with recruiting, training and integrating new employees;
•unforeseen costs and expenses related to the expansion of our business, operations and infrastructure;
•price increases which we are unable to pass along to our customers;
•continued compliance with industry standards and regulatory requirements;
•decline in usage related to increases in return to office;
•material security breaches or service interruptions due to cyberattacks or infrastructure failures or unavailability; and
•introduction and adoption of our cloud software solutions in markets outside of the United States.
Due to these and other factors, we believe that period-to-period comparisons of our results of operations are not meaningful and should not be relied upon as indicators of our future performance. It is possible that in some future periods our results of operations may be below the expectations of public market analysts and investors.

In addition, changes in regulations, accounting principles, and our interpretation of these and judgments used in applying them, could have a material effect on our results of operations. We also need to revise our business processes, systems, and controls, which require significant management attention and may negatively affect our financial reporting obligations. If any of these events were to occur, the price of our common stock would likely decline significantly.
Churn in our customer base adversely impacts our revenues and requires us to spend money to retain existing customers and to capture replacement customers. If we experience further increases in customer churn in the future, our revenue growth will be further adversely impacted and our customer retention costs will increase.
Our customers may elect not to renew their subscriptions at the end of their contractual commitments. Because of churn, we must acquire new customers and sell additional 8x8 products and services to our existing customers on an ongoing basis to maintain our existing level of revenue. As a result, sales and marketing expenditures are an ongoing requirement of our business. Our ability to maintain and grow our revenues is adversely impacted by the rate at which our customers cancel or downgrade services. Churn reduces our revenue growth rate, and if our churn rate increases, we must acquire even more new customers and/or sell more products and services to existing customers, to maintain and grow our revenues. We incur significant costs to acquire new customers, and those costs are a meaningful component in driving our net profitability. Churn may also prevent us from increasing the price of our services in the future, as well as limit our ability to sell additional 8x8 products and services to our existing customers and we may need to renew certain customers at a lower rate, of which each case would adversely impact our revenues in the future. Therefore, if we are unsuccessful in managing our existing customer churn and/or our customer churn rate increases in the future, our revenue growth would decrease and our revenues may decline causing our net loss to increase.
Our rate of customer cancellations or downgrades in services may increase in future periods due to a number of factors, some of which are beyond our control, such as the financial condition of our customers or the general economic environment. In addition, if we are unable to maintain the quality and performance of our service whether due to a lack of feature parity or quality of service relative to the products of our competitors or service outages or disruptions, we could experience potentially sharp increases in customer cancellations and/or downgrades or customer credits which would adversely impact our revenues.
Our success depends on our ability to acquire new customers and retain and sell additional services to our existing customers.
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
If our sales and marketing efforts are not effective in identifying and qualifying prospective new customers, demonstrating the quality, value, features and capabilities of our solutions, especially XCaaS, to those prospects and promoting our brand generally, we may not be able to acquire new customers at the rate necessary to achieve our revenue targets. We must also continue to design, develop, offer and sell services with quality, cost, features and capabilities that compare favorably to those offered by our competitors. As our target markets mature, or as competitors introduce lower cost and/or more differentiated products or services that compete or are perceived to compete with ours, we may be unable to attract new customers, on favorable terms, or at all, which could have an adverse effect on our revenue and growth.
In addition to acquiring new customers, we generate new revenue by selling our existing customers additional quantities of subscribed services, or subscriptions to new or upgraded services. Particularly in the case of large enterprises, we often have opportunities to expand the sale of our services within an organization after we have completed an initial sale to one part of the organization (for example, a business unit, division or department, or personnel based in a particular country or region) and the organization has qualified us as a vendor. We invest in efforts to educate and train users on the features and capabilities of our services so that they can become advocates within their organizations and encourage increased adoption of our solutions. However, if existing users within an organization are dissatisfied with any aspect of our cloud services, or the technical support, training or other professional services we provide, we may face challenges in up-selling or increasing our penetration of the organization.
Intense competition for new customers and retention of existing customers (including pricing pressure) in the markets in which we compete may prevent us from increasing or sustaining our revenue growth, or achieving and maintaining profitability, which could materially harm our business.
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
In connection with our voice, video meetings, chat, team messaging, contact center, and enterprise-class API solutions, we face competition from other cloud service providers such as RingCentral, Inc., Genesys Telecommunications Laboratories, Inc., Zoom Video Communications, Inc., Vonage Holdings Corp.(recently acquired by Ericsson), Five9, Inc., NICE inContact, Inc., Talkdesk,

Inc., and Twilio Inc., among others, as well as from legacy on-premises communications equipment providers, such as Avaya, Inc., Cisco Systems, Inc., and Mitel Networks Corp.
We also face competition from Internet and cloud service companies such as Alphabet Inc. (Google Voice and Google Meet), Amazon Inc., and Microsoft Corporation. Some of these competitors have developed software solutions for their respective communications and/or collaboration silos, such as Microsoft, which is investing significantly in its Microsoft Teams unified communication and collaboration product. Any of these companies could launch a new cloud-based business communications service, expand its existing offerings to compete with features of our services, or enter into a strategic partnership with, or complete an acquisition of, one or more of our cloud communications competitors.
Many of our current and potential competitors have greater resources and brand awareness and a larger base of customers than we have. As a result, these competitors may have greater marketing credibility. They also may adopt more aggressive pricing policies and devote greater resources to the development, promotion, and sale of their products and services. Our competitors may also offer bundled service arrangements that present a more differentiated or better integrated product and services to customers. Increased competition could require us to lower our prices, reduce our sales revenue, increase our gross losses or cause us to lose market share. Announcements or expectations as to the introduction of new products and technologies by our competitors or us could cause customers to defer purchases of our existing products and services, which also could have a material adverse effect on our business, financial condition, or operating results.
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
Our future business success, particularly to attract and support larger customers and expand into international markets, depends on our indirect sales channels. These channels consist of master agents and subagents, independent software vendors ("ISVs"), system integrators, value-added resellers ("VARs"), and internet service providers, among others. We typically contract directly with the end customer and use these channel partners to identify, qualify and manage prospects throughout the sales cycle, although we also have arrangements with partners who purchase our services for resale to their own customers. As our business partners’ costs increase, we have seen agency residuals become an increasing portion of our sales and marketing expenses. Our future success depends upon our ability to develop and maintain successful relationships with these business partners, many of whom also market and sell services of our competitors, and our ability to increase the portion of sales opportunities they refer to us. To do so, we must continue to offer services that have quality, price, features, and other elements that compare favorably to those of competing services, ensure our partners are adequately trained and knowledgeable about our services, and provide sufficient incentives for these partners to sell our services in preference to those of our competitors while maintaining a cost-effective agency structure. If we are unable to persuade our existing business partners to increase their sales of our services or to build successful partnerships with new organizations, or if our channel partners are unsuccessful in their marketing and sales efforts, we may not be able to grow our business and increase our revenues at the rate we predict, or at all, and our business may be materially adversely affected.
As we increase sales to enterprise customers, our sales process has become more complex and resource-intensive, our average sales cycle has become longer, and the difficulty in predicting when sales will be completed has increased.
We currently derive a majority of our new revenue growth from sales of our cloud software solutions to mid-market and larger enterprises, and we believe that increasing our sales to these customers is the key to our future growth. Our sales cycle, which is the time between initial contact with a potential customer and the ultimate sale to that customer, is often lengthy and unpredictable for larger enterprise customers. Many of our prospective enterprise customers do not have prior experience with cloud-based communications and therefore, typically spend significant time and resources evaluating our solutions before they purchase from us. Similarly, we typically spend more time and effort determining their requirements and educating these customers about the benefits and uses of our solutions. Enterprise customers also tend to demand more customizations, integrations, and additional features than smaller customers. As a result, we may be required to divert more sales and engineering resources to a smaller number of large transactions than we have in the past, which means that we will have less personnel available to support other sectors, or we will need to hire additional personnel, which would increase our operating expenses.
It is often difficult for us to forecast when a potential enterprise sale will close, the size of the customer's initial service order, and the period over which the implementation will occur, any of which may impact the amount of revenue we recognize or the timing of revenue recognition. Enterprise customers may delay their purchases from one quarter to another as they assess their budget constraints, negotiate early contract terminations with their existing providers, or wait for us to develop new features. Any delay in closing, or failure to close, a large enterprise sales opportunity in a particular quarter or year could significantly harm our projected growth rates and cause the amount of new sales we book to vary significantly from quarter to quarter. We also may have to delay revenue recognition on some of these transactions until the customer's technical or implementation requirements have been met.

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
To the extent that we are unable to achieve market acceptance of our UCaaS and CCaaS products and services, including our X Series, we may be unable to recoup our research and development and marketing costs on the schedule we anticipated, and our results of operations may suffer.
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
Companies in the cloud communications industry compete aggressively for top talent in all areas of business, but particularly senior management, sales and marketing, professional services, and engineering, where employees with industry experience, technical knowledge and specialized skill sets are particularly valued. Some of our competitors are responding to these competitive pressures by increasing employee compensation, paying more on average than we pay for the same position or offering more attractive equity compensation. Consequently, we have seen attrition increase in the last 12 months. Any such disparity in compensation could make us less attractive to candidates as a potential employer, which in turn may make it more difficult for us to hire and retain qualified employees. Training an individual who lacks prior cloud communications experience to be successful in a sales or technical role can take months or even years.
If an employee of 8x8 leaves to work for a competitor, not only are we impacted by the loss of the individual resource, but we also face the risk that the individual will share our trade secrets with the competitor in violation of his or her contractual and legal obligations to us. Our competitors have in the past and may in the future, target their hiring efforts on a particular department, and if we lose a group of employees to a competitor over a short time period, our day-to-day operations may be impaired. While we may have remedies available to us through litigation, these would likely take significant time and expense and divert management attention from other areas of the business.
If we increase employee compensation (beyond levels that reflect customary performance-based and/or cost-of-living adjustments) in response to competitive pressures, we may sustain greater operating losses than we predicted in the near term, and we may not achieve profitability within the timeframe we had expected, or at all. In addition, we may need to issue equity at increased levels, now and in the future, to attract and retain key employees and executives, including weighting a greater percentage of our employees' total compensation in the form of equity as opposed to cash, which will have the adverse effect of increasing dilution for our stockholders.
We may not realize all of the anticipated benefits of the acquisition of Fuze, Inc.

The success of our acquisition of Fuze, Inc. ("Fuze") will depend, in part, on our ability to realize the anticipated growth opportunities and synergies from combining the businesses of our company and Fuze. Our ability to realize these anticipated benefits, and the timing of this realization, depend upon a number of factors and future events, many of which we and Fuze, individually or collectively, cannot control. These factors and events include:
•our ability to successfully and timely integrate Fuze’s business and operations with ours;
•obtaining and maintaining intellectual property rights relating to Fuze technology;
•retaining and attracting key employees;
•the reaction of Fuze’s customers, business partners and competitors to the acquisition;
•consolidating corporate and administrative functions; and
•minimizing the diversion of management’s attention from ongoing business concerns.

We cannot assure you that any of the foregoing factors will not have an adverse effect on our business, financial condition, and prospects. Acquisitions involve risks, including inaccurate assessment of undisclosed, contingent, or other liabilities or problems. Following the completion of the acquisition, the surviving corporation possesses not only all of the assets, but also all of the liabilities, of Fuze. It is possible that undisclosed, contingent, or other liabilities or problems may arise in the future of which we were previously unaware. These undisclosed liabilities could have an adverse effect on our business, financial condition, and prospects.

If the former Fuze stockholders immediately sell their shares of our common stock received in the acquisition, they could cause our common stock price to decline.

The sale and issuance of our common stock in connection with the Fuze acquisition could have the effect of depressing the market price for our common stock, through dilution of earnings per share or otherwise. All of the shares of common stock (aside from the “holdback” shares and shares pursuant to the payment of certain management carveout bonuses) sold and issued to the former securityholders of Fuze in connection with the closing of the acquisition are available for resale in the public market, subject to potential forfeiture or a right of repurchase under certain conditions. In addition, many of the former securityholders of Fuze may decide not to hold the shares of our common stock they received in the acquisition. Other former securityholders of Fuze, such as funds with limitations on their permitted holdings of stock in individual issuers, may be required to sell the shares of our common stock that they received in the acquisition. Such sales of our common stock could have the effect of depressing the market price for our common stock. These sales may also make it more difficult for us to sell equity securities in the future at a time and at a price that we deem appropriate to raise funds through future offerings of our common stock.
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
The applicability of state and local taxes, fees, surcharges or similar taxes to our services is complex, ambiguous, and subject to interpretation and change. In the United States, for example, we collect state and local taxes, fees, and surcharges based on our understanding of the applicable laws in the relevant jurisdiction. The taxing authorities may challenge our interpretation of the laws and may assess additional taxes, penalties, and interests, which could have adverse effects on the results of operations and, to the extent we pass these through to our customers, demand for our services. Additionally, the applicability of sales and use, value added, or similar taxes may differ between services such as unified communication, voice, video, contact center, and platform communications so that the obligations to collect taxes from customers may vary between services and between companies such that we may be obligated to collect taxes at a higher rate that other services from our competitors, thereby impacting customer demand for our services. We currently file more than 1,000 state and municipal tax returns monthly. Periodically, we have received inquiries from state and municipal taxing agencies with respect to the remittance of state or municipal taxes, fees, or surcharges. Currently, several jurisdictions are conducting audits of 8x8; in the event our positions are unsuccessful, we may be subject to tax payments, interest, and penalties in excess of those that we have accrued for. As of March 31, 2022, we have accrued for state or municipal taxes, fees, or surcharges that we believe are required to be remitted.
Our ability to use our net operating losses or research tax credits to offset future taxable income is subject to certain limitations.
As of March 31, 2022, we had federal net operating loss (“NOL”) carryforwards related to fiscal 2019 and later of approximately $1,322.1 million, which carryforward indefinitely, and carryforwards related to prior years of $490.5 million, which begin to expire in 2023. As of March 31, 2022, the Company had state net operating loss carryforwards of $1,067.9 million, which expire at various dates between 2023 and 2042. We also had research and development credit carryforwards for federal and California tax purposes of approximately $17.3 million and $19.6 million, respectively. The federal income tax credit carryforwards related to research and development will expire at various dates between the calendar years 2023 and 2042, while the California income tax credits will carry forward indefinitely, but are subject to an annual cap of $5 million for tax years beginning on or after January 1, 2020 and before January 1, 2022. Utilization of our NOL and tax credit carryforwards can become subject to a substantial annual limitations due to the ownership change limitations provided by Section 382 of the Internal Revenue Code and similar state provisions. A Section 382 ownership change generally occurs if one or more stockholders or groups of stockholders who own at least 5% of the stock increase their ownership by more than 50 percentage points over their lowest ownership percentage within a rolling three-year period. Similar rules may apply under state tax laws. Such an ownership change, or any future ownership change, could have a material effect on our ability to utilize the NOL or research credit carryforwards. In addition, under the Tax Cuts and Jobs Act, or the Tax Act, the amount of NOLs that we are permitted to deduct in any taxable year is limited to 80% of the taxable income in such year. Under the CARES Act, this 80% limitation has been eliminated for tax years beginning before January 1, 2021. There is a risk that due to changes under the Tax Act, regulatory changes, or other unforeseen reasons, the existing NOLs could expire or otherwise be unavailable to offset future income tax liabilities, which could have a material impact on our net income (loss) in future periods.
Risks Related to our Products and Operations
If our platform or services experience significant or repeated disruptions, outages, or failures due to defects, bugs, vulnerabilities, or similar software problems, or if we fail to determine the cause of any disruption or failure and correct it promptly, we could lose customers, become subject to service performance or warranty claims, or incur significant costs, reducing our revenues and adversely affecting our operating results.
Our customers use our communications services to manage important aspects of their businesses, and any errors, defects, outages, or disruptions to our service or other performance problems with our service, could hurt our reputation and may damage our customers' businesses, any of which may result in our granting of credits to customers that in turn would reduce our revenue. Our services and the systems infrastructure underlying our cloud communications platform incorporate software that is highly technical and complex. Our software has contained, and may now or in the future contain, undetected errors, bugs, or vulnerabilities to hackers, which have caused, and may in the future cause, temporary service outages or other disruptions for some customers. Some errors in our software code may not be discovered until after the code has been released. Any errors, bugs, or vulnerabilities discovered in our code after release could result in damage to our reputation, loss of customers, loss of revenue, or liability for service credits or damages, any of which could adversely affect our business and financial results. We implement bug fixes and upgrades as part of our regularly scheduled system maintenance, which may lead to system downtime. Even if we are able to implement the bug fixes and upgrades in a timely manner, any history of defects, or the loss, damage, or inadvertent release of confidential customer data, could cause our reputation to be harmed, and customers may elect not to purchase or renew their agreements with us and subject us to service performance credits, warranty claims or increased insurance costs. The costs associated with any material defects or errors in our software or other performance problems may be substantial and could materially adversely affect our operating results.
Our physical infrastructure is concentrated in a few facilities (i.e., data centers and public cloud providers), and any failure in our physical infrastructure or service outages could lead to significant costs and/or disruptions and could reduce our revenue, harm our business reputation and have a material adverse effect on our financial results.
Our leased network and data centers as well as public cloud infrastructure, are subject to various points of failure. Problems with cooling equipment, generators, uninterruptible power supply, routers, switches, or other equipment, whether or not within our control, could result in service interruptions for our customers as well as equipment damage. Because our services do not require geographic proximity of our data centers to our customers, our infrastructure is consolidated into a few large data center facilities. Any failure or downtime in one of our data center facilities could affect a significant percentage of our customers. While our data center facilities are currently operating as essential businesses exempt from current shelter-in-place orders, further tightening of business closure orders or social distancing or COVID-19 outbreaks could negatively impact these facilities. The total destruction, closure, or severe impairment of any of our data center facilities could result in significant downtime of our services and the loss of customer data. Because our ability to attract and retain customers depends on our ability to provide customers with highly reliable service, even minor interruptions in our service could harm our reputation. Additionally, in connection with the expansion or consolidation of our existing data center facilities from time to time, there is an increased risk that service interruptions may occur as a result of server relocation or other unforeseen construction-related issues.
We have experienced interruptions in service in the past. The harm to our reputation is difficult to assess, but has resulted and may result in the future in customer attrition. We have taken and continue to take steps to improve our infrastructure to prevent service interruptions, including upgrading our electrical and mechanical infrastructure. However, service interruptions continue to be a significant risk for us and could have a material adverse impact on our business.
Any future service interruptions could:
•cause our customers to seek service credits or damages for losses incurred;
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
As usage of our cloud software solutions by mid-market and larger enterprises expands and as customers continue to integrate our services across their enterprises, we are required to devote additional resources to improving our application architecture, integrating our products and applications across our technology platform, integrating with third-party systems, and maintaining infrastructure performance. As a result of the COVID-19 pandemic, we have seen increased usage of our services from our existing customers. To the extent we increase our customer base and as our customers gain more experience with our services, the number of users and transactions managed by our services, the amount of data transferred, processed, and stored by us, the number of locations where our service is being accessed, and the volume of communications managed by our services have in some cases, and may in the future, expand rapidly. In addition, we will need to appropriately scale and modernize our internal business systems and our services organization, including customer support, sales operations, billing services, and regulatory, privacy and cybersecurity compliance, to serve our growing customer base. Any failure or delay in these efforts could cause impaired system performance and reduced customer satisfaction. These issues could adversely impact our reputation and brand and reduce the attractiveness of our cloud software solutions to customers, resulting in decreased sales to new customers, lower renewal rates by existing customers, and the issuance of service credits, or requested refunds, which could hurt our revenue growth and our reputation.
Because our long-term growth strategy involves continued expansion outside the United States, our business will be susceptible to risks associated with international operations.

An important component of our growth strategy involves the further expansion of our operations and customer base internationally. We have formed subsidiaries outside the United States, including a subsidiary in Romania that contributes significantly to our research and development efforts. Additionally, through acquisitions, we have expanded into the United Kingdom and Southeast Asia. The risks and challenges associated with sales and other operations outside the United States are different in some ways from those associated with our operations in the United States, and we have a limited history addressing those risks and meeting those challenges. Our current international operations and future initiatives, including Southeast Asia, will involve a variety of risks, including:
•localization of our services, including translation into foreign languages and associated expenses;
•regulation of our services as traditional telecommunications services, requiring us to obtain authorizations or licenses to operate in foreign jurisdictions, or alternatively preventing us from selling our full suite of services, or any services at all, in such jurisdictions;
•changes in a specific country or region's regulatory requirements, taxes, trade laws, or political or economic condition;
•increased competition from regional and global cloud communications competitors in the various geographic markets in which we compete, where such markets may have different sales cycles, selling processes, and feature requirements, which may limit our ability to compete effectively in different regions globally;
•more stringent regulations relating to data security and the unauthorized use of, access to, and transfer of, commercial and personal information, particularly in the EU;
•differing labor regulations, especially in the EU and Latin America, where labor laws are generally more advantageous to employees as compared to those in the United States, including deemed hourly wage and overtime regulations in these locations;
•challenges inherent in efficiently managing an increased number of employees over large geographic distances, including the need to implement appropriate systems, policies, benefits, and compliance programs;
•difficulties in managing a business in new markets with diverse cultures, languages, customs, legal systems, alternative dispute systems, and regulatory systems;
•increased travel, real estate, infrastructure, and legal compliance costs associated with international operations;
•different pricing environments, longer sales cycles, longer accounts receivable payment cycles, and other collection difficulties;
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
•exposure to liabilities under anti-corruption and anti-money laundering laws, including the United States Foreign Corrupt Practices Act, the United Kingdom Bribery Act 2010, trade and export laws such as those enforced by the Office of Foreign Assets Control (OFAC) of the United States Department of the Treasury, and similar laws and regulations in other jurisdictions;
•continuing uncertainty regarding social, political, immigration, and tax and trade policies in the United States and abroad, including as a result of the United Kingdom's vote to withdraw from the EU;
•regional travel restrictions, business closures and shelter-in-place orders resulting from the COVID-19 pandemic; and
•adverse tax burdens and foreign exchange controls that could make it difficult to repatriate earnings and cash.
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
The conflict between Russia and Ukraine and related sanctions could negatively impact us.
The conflict between Russia and Ukraine has led to and is expected to continue to lead to disruption, instability, and volatility in global markets and industries. Our business, including our operations in Romania, could be negatively impacted by such conflict. We have a significant engineering and operations presence in Romania, which borders Ukraine, and any expansion of the conflict between Russia and Ukraine to the countries surrounding Ukraine, including Romania, would negatively impact us and our employees in Romania. The United States government and other governments in jurisdictions in which we operate have imposed severe sanctions and export controls against Russia and Russian interests and threatened additional sanctions and controls. The impact of these measures, as well as potential responses to them by Russia, is currently unknown and they could adversely affect our business, supply chain, partners, or customers, particularly if the impact were to cause a geographic expansion of the conflict between Russia and Ukraine to surrounding countries.
We face risks related to acquisitions now and in the future that may divert our management's attention, result in dilution to our stockholders, and consume resources that are necessary to sustain and grow our existing business.
Although we have acquired several companies and business units in recent years, including Fuze, we have limited experience with purchasing and integrating other businesses. We may not be able to identify suitable acquisition candidates in the future or negotiate and complete acquisitions on favorable terms.

If appropriate opportunities present themselves, we may decide to acquire such companies or their products, technologies or assets. Acquisitions involve numerous risks, and there is no guarantee that we will ultimately strengthen our competitive position or achieve other benefits expected from the transaction. Among other risks we may encounter in connection with acquisitions:
•we may experience difficulty and delays in integrating the products, technology platform, operations, systems and personnel of the acquired business with our own, particularly if the acquired business is outside of our core competencies;
•we may not be able to manage the acquired business or the integration process effectively, which may limit our ability to realize the financial and strategic benefits we expected from the transaction;
•the acquisition and integration may divert management’s attention from our day-to-day operations and disrupt the ordinary functioning of our ongoing business;
•we may have difficulty establishing and maintaining appropriate governance, reporting relationships, policies, controls, and procedures for the acquired business, particularly if it is based in a country or region where we did not previously operate;
•any failure to successfully manage the integration process may also adversely impact relationships with our employees, suppliers, customers, and business partners, or those of the acquired business, and may result in increased churn or the loss of key customers, business partners or employees for our business or those of the acquired business;
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
The functionality and popularity of our cloud software solutions depends, in part, on our ability to integrate our services with third-party applications and platforms, including enterprise resource planning, customer relations management, human capital management, workforce management, and other proprietary application suites. Third-party providers of applications and APIs, may change the features of their applications and platforms, restrict our access to their applications and platforms or alter the terms governing use of their applications and APIs and access to those applications and platforms in an adverse manner. Such changes could functionally limit or terminate our customers’ ability to use these third-party applications and platforms in conjunction with our services, which could negatively impact our offerings and harm our business. If we fail to integrate our software with new third-party back-end enterprise applications and platforms used by our customers, we may not be able to offer the functionality that our customers need, which would negatively impact our ability to generate revenue and adversely impact our business.
Our services also allow our customers to use and manage our cloud software solutions on smartphones, tablets, and other mobile devices. As new smart devices and operating systems are released, we may encounter difficulties supporting these devices and services, and we may need to devote significant resources to the creation, support, and maintenance of our mobile applications. In addition, if we experience difficulties in the future integrating our mobile applications into smartphones, tablets, or other mobile devices, or if problems arise with our relationships with providers of mobile operating systems, such as those of Apple Inc. or Alphabet Inc. (Google), our future growth and our results of operations could suffer.
To provide our services, we rely on third parties for our network service and connectivity, and any disruption or deterioration in the quality of these services or the increase in the costs we incur from these third parties could adversely affect our business, results of operations, and financial condition.
We rely on third-party network service providers to originate and terminate substantially all of the PSTN calls using our cloud-based services. We leverage the infrastructure of third-party network service providers to provide telephone numbers, PSTN call termination and origination services, and local number portability for our customers, rather than deploying our own network throughout the United States and internationally. We use the infrastructure of third-party network service providers, such as Equinix, Inc. and CenturyLink, Inc., and public cloud providers, including AWS and Oracle, to provide our cloud services over their networks rather than deploying our own network connectivity. These decisions have resulted in lower capital and operating costs for our business in the short-term, but have reduced our operating flexibility and ability to make timely service changes. If any of these network service providers cease operations or otherwise terminate the services that we depend on or become unwilling to supply cost-effective services to us in the future, the delay in switching our technology to another network service provider, if available, and qualifying this new service provider could have a material adverse effect on our business, financial condition, or operating results. In addition, the rates we pay to our network service providers and other intermediaries may also change more rapidly than the change in pricing we charge our customers, which may reduce our profitability and increase the retail price of our service.
We depend on third-party vendors for IP phones and certain software endpoints, and any delay or interruption in supply by these vendors would result in delayed or reduced shipments to our customers and may harm our business.
We rely on third-party vendors for IP phones and software endpoints required to utilize our service. We currently do not have long-term supply contracts with any of these vendors. As a result, most of these third-party vendors are not obligated to provide products or services to us for any specific period, in any specific quantities, or at any specific price, except as may be provided in a particular purchase order. The inability of these third-party vendors to deliver IP phones of acceptable quality and in a timely manner, particularly the sole source vendors, could adversely affect our operating results or cause them to fluctuate more than anticipated. Additionally, some of our products and services may require specialized or high-performance component parts that may not be available in quantities or in time frames that meet our requirements due to the COVID-19 pandemic or otherwise.
Difficulty executing local number porting requests could negatively impact our business.
The FCC and foreign regulators require VoIP providers to support telephone number porting within specified timeframes. In order to port telephone numbers, we rely on third party telecommunications carriers to complete the process. Often, number ports take longer than the specified timeframes. For many potential customers, the ability to quickly port their existing telephone numbers into our service in a timely fashion is a very important consideration. To the extent that we cannot quickly port telephone numbers in, our ability to acquire new customers may be negatively impacted. To the extent that we cannot quickly port telephone numbers out when a customer leaves our service to go to another provider, we could be subject to regulatory enforcement action.
Risks Related to Regulatory Matters
Vulnerabilities to security breaches, cyber intrusions, and other malicious acts could adversely impact our business.
Our operations depend on our ability to protect our network from interruption by damage from hackers, social engineering and phishing, ransomware, computer viruses, worms, other malicious software programs, or similar disruptive problems or other events beyond our control. In the past, we have been subject to denial or disruption of service ("DDOS"), and we may be subject to DDOS attacks in the future. We cannot assure you that our backup systems, regular data backups, security protocols, DDOS mitigation, and other procedures that are currently in place, or that may be in place in the future, will be adequate to prevent significant damage, system failure, or data loss.
Inherent in our provision of service are the storage, processing, and transmission of our customers' data, which may include confidential and sensitive information. Customers may use our services to store, process, and transmit a wide variety of confidential and sensitive information, such as credit card, bank account, and other financial information, proprietary information, trade secrets, or other data that may be protected by sector-specific laws and regulations, like intellectual property laws, laws addressing the protection of personally identifiable information (or personal data in the EU), as well as the Federal Communications Commission’s, or the FCC’s, customer proprietary network information (“CPNI”) rules. We may be targets of cyber threats and security breaches, given the nature of the information we store, process, and transmit and the fact that we provide communications services to a broad range of businesses. To the extent that state-sponsored incidents of cybersecurity breaches increase due to geopolitical tensions, this risk may increase.
In addition, we use third-party vendors, which in some cases have access to our data and our customers' data. Despite the implementation of security measures by us or our vendors, our computing devices, infrastructure, or networks, or our vendors' computing devices, infrastructure, or networks may be vulnerable to hackers, social engineering and phishing, ransomware, computer viruses, worms, other malicious software programs, or similar disruptive problems due to a security vulnerability in our or our vendors' infrastructure or network, or our vendors, customers, employees, business partners, consultants, or other internet users who attempt to invade our or our vendors' public and private computers, tablets, mobile devices, software, data networks, or voice networks. If there is a security vulnerability in our or our vendors' infrastructure or networks that is successfully targeted, we could face increased costs, liability claims, government investigations, fines, penalties or forfeitures, class action litigation, reduced revenue, or harm to our reputation or competitive position.
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
The law relating to the liability of providers of online payment services is currently unsettled and states may enact their own rules with which we may not comply. We rely on third-party providers to process and guarantee payments made by our subscribers up to certain limits, and we may be unable to prevent our customers from fraudulently receiving goods and services. Our liability risk will increase if a larger fraction of transactions affected using our cloud-based services involves fraudulent or disputed credit card transactions.
We may also experience losses due to subscriber fraud and theft of service. Subscribers have in the past, obtained access to our service without paying for monthly service and international toll calls by unlawfully using our authorization codes or by submitting fraudulent credit card information. If our existing anti-fraud procedures are not adequate or effective, consumer fraud and theft of service could have a material adverse effect on our business, financial condition, and operating results.
Failure to comply with laws and contractual obligations related to data privacy and protection could have a material adverse effect on our business, financial condition and operating results.
We process many types of data, including personal data in the course of our business. As such, we are subject to the data privacy and protection laws and regulations adopted by federal, state and foreign governmental agencies, including the EU's GDPR and the CCPA. Data privacy and protection is highly regulated in many jurisdictions and may become the subject of additional regulation in the future. For example, lawmakers and regulators worldwide are considering proposals that would require companies, like us, that encrypt users' data to ensure access to such data by law enforcement authorities. Privacy laws restrict our processing of personal information, provided to us by our customers as well as data we collect from our customers and employees. We strive to comply with all applicable laws, regulations, policies and legal obligations relating to privacy and data protection. However, if we fail to comply, we may be subject to fines, penalties and lawsuits, statutory damages at both the federal and state levels in the United States, substantial fines and penalties under the EU’s GDPR, and class action lawsuits, and our reputation may suffer. We may also be required to make modifications to our data practices that could have an adverse impact on our business, including increasing our operating costs, which may cause us to increase our prices, making our services less competitive.
We are also subject to the privacy and data protection-related obligations in our contracts with our customers and other third parties. Any failure, or perceived failure, by us to comply with federal, state, or international laws, including laws and regulations regulating privacy, data, or consumer protection, or to comply with our contractual obligations related to privacy, could result in proceedings or actions against us by governmental entities, contractual parties, or others, which could result in significant liability to us, as well as harm our reputation. Additionally, third parties on which we rely enter into contracts to protect and safeguard our customers' data. Should such parties violate these agreements or suffer a breach, we could be subject to proceedings or actions against us by governmental entities, contractual parties, or others, which could result in significant liability to us as well as harm to our reputation.
Our products and services must comply with industry standards, FCC regulations, state, local, country-specific, and international regulations, and changes may require us to modify existing services, potentially increase our costs or prices we charge customers, and otherwise harm our business.
As a provider of interconnected VoIP services, we are subject to various international, federal, state, and local requirements applicable to our industry, including those that address, among other matters, acceptable marketing practices, the accessibility of 9-1-1 or other international emergency services, local number porting, robo-calling, and caller ID spoofing. The failure of our products and services to comply, or delays in compliance, with various existing and evolving standards could delay or interrupt our introduction of new products, subject us to fines or other imposed penalties, or harm our reputation, any of which would have a material adverse effect on our business, financial condition, or operating results.
Regulations to which we may be subject address the following matters, among others:
•license requirements that apply to providers of communications services in many jurisdictions;
•our obligation to contribute to various Universal Service Fund programs, including at the state level;
•monitoring on rural call completion rates;
•safeguarding and use of CPNI;
•rules concerning access requirements for users with disabilities;
•our obligation to offer 7-1-1 abbreviated dialing for access to relay services;
•compliance with the requirements of United States and foreign law enforcement agencies, including the Communications Assistance for Law Enforcement Act ("CALEA"), and cooperation with local authorities in conducting wiretaps, pen traps and other surveillance activities;
•the ability to dial 9-1-1 (or corresponding numbers in regions outside the United States), auto-locate E-911 calls (or corresponding equivalents) when required, and access emergency services;

•the transmission of telephone numbers associated with calling parties between carriers and service providers like us;
•regulations governing outbound dialing, including the Telephone Consumer Protection Act; and
•FCC and other regulators efforts to combat robo-calling and caller ID spoofing.
Regulation of our services as telecommunications services may require us to obtain authorizations or licenses to operate in foreign jurisdictions and comply with legal requirements applicable to traditional telephony providers. This regulation may impact our ability to differentiate ourselves from incumbent service providers and imposes substantial compliance costs on us. In addition, the reform of federal and state Universal Service Fund programs and payment of regulatory and other fees in international markets could increase the cost of our service to our customers, diminishing or eliminating any pricing advantage we may have.
Efforts to address robo-calling and caller ID spoofing could cause us competitive harm.
In June 2019, the FCC ruled that providers of voice services may by default (subject to opt-out by subscribers) block voice traffic based on reasonable analytics designed to identify unwanted calls. As of June 30, 2021, the FCC required all voice service providers to implement the STIR/SHAKEN caller ID authentication framework in the Internet Protocol ("IP") portions of their networks. 8x8 signs its originating traffic in the U.S. using the STIR/SHAKEN framework and is registered in the FCC Robocall Mitigation Database as signing its originating traffic using the STIR/SHAKEN framework. Canada has also required voice service providers to implement STIR/SHAKEN as of November 30, 2021. The STIR/SHAKEN framework will likely be used throughout the world. The standards to obtain STIR/SHAKEN signing authority in other countries will likely differ from the United States requirements. In addition, foreign regulators have allowed terminating voice service providers to block voice traffic to address robo-calling or other unwanted calls. If we do not have a solution in place for STIR/SHAKEN when STIR/SHAKEN becomes widely adopted, our business could be harmed, as we would be unable to authenticate originating calls from our subscriber’s telephone numbers under STIR/SHAKEN. Call recipients would be less likely to answer non-authenticated calls. In addition, the terminating voice service providers may block calls that are not authenticated under STIR/SHAKEN, as the lack of authentication could be viewed as a reasonable indication that the call is unwanted by the recipient. Apart from STIR/SHAKEN, the analytics used by the terminating carrier to identify unwanted calls could lead to originating traffic from our customers being blocked. If our customers’ originating traffic is blocked by terminating carriers, our service would be less desirable for our customers. Further, if we do not have STIR/SHAKEN caller ID authentication in place when required, we could be subject to regulatory enforcement action.
Risks Related to Intellectual Property
Our infringement of a third party's proprietary technology could disrupt our business.
If we are found to be infringing the intellectual property rights of any third-party in lawsuits or proceedings that may be asserted against us, we could be subject to monetary liabilities for such infringement, which could be material. We could also be required to refrain from using, manufacturing, or selling certain products or using certain processes, either of which could have a material adverse effect on our business and operating results. Our broad range of current and former technology, including IP telephony systems, digital and analog circuits, software, and semiconductors, increases the likelihood that third parties may claim infringement by us of their intellectual property rights. We have received and may continue to receive in the future, notices of claims of infringement, misappropriation, or misuse of other parties' proprietary rights. There can be no assurance that we will prevail in these discussions and actions or that other actions alleging infringement by us of third-party patents will not be asserted or prosecuted against us. Furthermore, lawsuits like these may require significant time and expense to defend, may divert management's attention away from other aspects of our operations and, upon resolution, may have a material adverse effect on our business, results of operations, financial condition, and cash flows.
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
Litigation may be necessary in the future to enforce our intellectual property rights, determine the validity and scope of our proprietary rights or the rights of others, or defend against claims of infringement or invalidity. Such litigation could result in substantial costs and diversion of management time and resources and could have a material adverse effect on our business, financial condition, and operating results. Any settlement or adverse determination in such litigation would also subject us to significant liability.
Our inability to use software licensed from third parties, or our use of open source software under license terms that interfere with our proprietary rights, could disrupt our business.

Our technology platform incorporates software licensed from third parties, including some software, known as open source software, which we use without charge. Although we monitor our use of open source software, the terms of many open source licenses to which we are subject have not been interpreted by United States or foreign courts, and there is a risk that such licenses could be construed in a manner that imposes unanticipated conditions or restrictions on our ability to provide our platform to our customers. In the future, we could be required to seek licenses from third parties in order to continue offering our platform, which licenses may not be available on terms that are acceptable to us, or at all. Alternatively, we may need to re-engineer our platform or discontinue use of portions of the functionality provided by our platform. In addition, the terms of open source software licenses may require us to provide software that we develop using such software to others on unfavorable license terms. Our inability to use third-party software could result in disruptions to our business, or delays in the development of future offerings or enhancements of existing offerings, which could impair our business.
Risks Related to our Debt, our Stock, and our Charter
Servicing our debt, including the paying down of principal, requires the use of cash, and we may not have sufficient cash flow from our business to pay down our debt.
As of December 14, 2021, we had issued $500.0 million aggregate principal amount of our 0.50% convertible senior notes due 2024 (the "notes") in a private placement. Pursuant to an indenture dated as of February 19, 2019, between us and Wilmington Trust, National Association, as trustee, the notes bear interest at a rate of 0.50% per annum, payable semi-annually in arrears in cash on February 1 and August 1 of each year, and they will mature on February 1, 2024, unless earlier converted, redeemed, or repurchased.
Our ability to make scheduled payments of the principal of, pay interest on, or refinance our indebtedness, including the amounts payable under the notes, depends on our future performance, which is subject to economic, financial, competitive, and other factors beyond our control. Our business may not continue to generate cash flow from operations in the future sufficient to service our debt, including paying off the principal when due, and make necessary capital expenditures. Our convertible notes are currently significantly out of the money, and our stock price would have to increase significantly in order for our notes to convert prior to maturity. If we are unable to generate such cash flow, we may be required to adopt one or more alternatives, such as selling assets, restructuring debt or obtaining additional equity capital on terms that may be onerous or highly dilutive. Our ability to refinance our indebtedness will depend on the capital markets and our financial condition at such time. We may not be able to engage in any of these activities or engage in these activities on desirable terms, which could result in a default on our debt obligations.
We may not have the ability to raise the funds necessary to settle conversions of the notes in cash or repurchase the notes upon a fundamental change, and our future debt may contain limitations on our ability to pay cash upon conversion or repurchase of the notes.
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
Changes in financial accounting standards or practices, such as changes in the accounting method for our convertible debt securities that may be settled in cash, may cause adverse, unexpected financial reporting fluctuations and affect our reported operating results.
U.S. GAAP is subject to interpretation by the FASB, the SEC and various bodies formed to promulgate and interpret appropriate accounting principles. A change in accounting standards or practices can have a significant effect on our reported results. New accounting pronouncements and varying interpretations of accounting pronouncements have occurred and will occur in the future. Changes to existing rules or the questioning of current practices may harm our reported financial results or the way we account for or conduct our business.
For example, in August 2020, the FASB issued Accounting Standards Update, or ASU, No. 2020-06, Debt — Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging — Contracts in Entity’s Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity ("ASU 2020-06"), which simplified the accounting for convertible instruments by removing the separation models for (1) convertible debt with a cash conversion feature and (2) convertible instruments with a beneficial conversion feature. ASU 2020-06 which eliminates the beneficial conversion and cash conversion accounting models for convertible instruments, was effective for us as of April 1, 2022. In the future, this will reduce our non-cash interest expense, and thereby decrease our net loss. Additionally, the treasury stock method for calculating earnings per share will no longer be allowed for convertible debt instruments which principal amount may be settled using shares. Rather, the if-converted method will be required. Application of the ‘‘if-converted’’ method could reduce our reported diluted earnings per share. Other changes may be made to the current accounting standards related to the notes, or otherwise, that could have an adverse impact on our financial statements.
The application of any new accounting guidance is, and will be, based on all information available to us as of the date of adoption and up through subsequent interim reporting, including transition guidance published by the standard setters. However, the interpretation of these new standards may continue to evolve as other public companies adopt the new guidance and the standard setters issue new interpretative guidance related to these rules. As a result, changes in the interpretation of these rules could result in material adjustments to our application of the new guidance, which could have a material effect on our results of operations and financial condition. Additionally, any difficulties in implementing these pronouncements could cause us to fail to meet our financial reporting obligations, which could result in regulatory discipline, and/or cessation or disruption of trading in our common stock and harm investors’ confidence in us.
The capped call transactions entered into in connection with our sale of notes may affect the market value of our common stock.
In connection with the offer and sale of certain notes, we entered into capped call transactions with one or more of the initial purchasers or affiliates thereof and/or other financial institutions (the “option counterparties”). The capped call transactions are expected generally to reduce the potential dilution upon conversion of the notes at maturity and/or offset any cash payments we are required to make in excess of the principal amount of converted notes, as the case may be, with such reduction and/or offset subject to a cap.
In capped call transactions similar to the ones we entered into, the option counterparties or their respective affiliates typically enter into various derivative transactions with respect to the issuer's common stock and/or purchase shares of the issuer's common stock concurrently with or shortly after the pricing of the notes. The option counterparties or their respective affiliates in our capped call transactions may modify their hedge positions by entering into or unwinding various derivatives with respect to our common stock and/or purchasing or selling our common stock or our other securities in secondary market transactions following the pricing of the notes and prior to the maturity of the notes (and are likely to do so during the valuation period for the capped call transactions, which is expected to occur during the 40 trading day period beginning on the 41st scheduled trading day prior to the maturity of the notes). This activity could also cause or avoid an increase or a decrease in the market price of our common stock.
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
Our restated certificate of incorporation and amended and restated by-laws contain provisions that could have the effect of delaying or preventing changes in control or changes in our management without the consent of our board of directors, including, among other things:
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
•the requirement that a special meeting of stockholders may be called only by a majority vote of our board of directors or by stockholders holdings share of our common stock representing in the aggregate a majority of votes then outstanding, which could delay the ability of our stockholders to force consideration of a proposal or to take action, including the removal of directors;
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
We are also subject to certain anti-takeover provisions under the General Corporation Law of the State of Delaware (the "DGCL"). Under Section 203 of the DGCL, a corporation may not, in general, engage in a business combination with any holder of 15% or more of its capital stock unless the holder has held the stock for three years or (a) our board of directors approves the transaction prior to the stockholder acquiring the 15% ownership position, (b) upon consummation of the transaction that resulted in the stockholder acquiring the 15% ownership position, the stockholder owns at least 85% of the outstanding voting stock (excluding shares owned by directors or officers and shares owned by certain employee stock plans) or (c) the transaction is approved by the board of directors and by the stockholders at an annual or special meeting by a vote of 66 2/3% of the outstanding voting stock (excluding shares held or controlled by the interested stockholder). These provisions in our restated certificate of incorporation and amended and restated by-laws and under Delaware law could discourage potential takeover attempts.
General Risk Factors
Current and future variants of COVID-19 and any economic difficulty they trigger could significantly harm our business.
The global spread of COVID-19 and its variants has created significant volatility, uncertainty, and economic disruption, particularly for small and medium-sized businesses. Many of our existing and prospective customers have experienced or could experience economic hardship caused by current and future variants of COVID-19. This could reduce the demand for our cloud services, delay and lengthen sales cycles, increase customer churn, force us to lower the prices for our services and/or provide customers with service credits, and lead to slower growth or even a decline in our revenues, operating results, and cash flows. The impact of COVID-19 on demand for our services depends on numerous evolving factors, including: the duration and extent of the global spread of current and future COVID-19 variants; governmental, business, and individual actions that have been and continue to be taken in response to the current and future COVID-19 variants in different countries globally; the rate of vaccinations globally and the efficacy of available vaccines on current and future variants of the virus; the effect on our customers and customer demand and their ability to pay for our services; disruptions to third-party data centers and Internet service providers; and any decline in the quality and/or availability of our services. It is possible that as businesses return to in-person work, the demand for some of our products could decline.
The impact of COVID-19 on macroeconomic conditions has at some periods also impacted the functioning of financial and capital markets, foreign currency exchange rates, and interest rates. Since we are not cash flow positive, depending on the future course of the COVID-19 pandemic and any economic recession that it triggers, we may need to access the capital markets at an unfavorable time. If we need to access the capital markets, there can be no assurance that financing may be available on attractive terms, if at all.
We may not be able to secure financing on favorable terms, or at all, to meet our future capital needs.
We may need to pursue financing in the future to make expenditures or investments to support the growth of our business (whether through acquisitions or otherwise) and may require additional capital to pursue our business objectives, respond to new competitive pressures, service our debt, and pay extraordinary expenses such as litigation settlements or judgments or fund growth, including through acquisitions, among other potential uses. Additional funds, however, may not be available when we need them on terms that are acceptable to us, or at all. If we are unable to obtain adequate financing or financing on terms satisfactory to us when we require it, our ability to continue to grow and support our business and to respond to business challenges could be significantly limited.
Natural disasters, war, terrorist attacks, global pandemics, or malicious conduct, among other unforeseen events, could adversely impact our operations, could degrade or impede our ability to offer services, and may negatively impact our financial condition, revenues, and costs going forward.
Our cloud communications services rely on uninterrupted connection to the Internet through data centers and networks. Any interruption or disruption to our network, or the third parties on which we rely, could adversely impact our ability to provide service. Our network could be disrupted by circumstances outside of our control, including natural disasters, acts of war, terrorist attacks, global pandemics or malicious acts, among other unforeseen events, including, but not limited to, cyber-attacks. For example, our headquarters, global networks operations center, and one of our third-party data center facilities are located in the San Francisco Bay Area, a region known for seismic activity. Also, global pandemics, such as the one caused by COVID-19, may restrict travel by personnel, reduce the availability of materials required to maintain data centers that support our cloud communication services, and could require us or our partner data centers and Internet service providers to curtail operations in certain geographic regions. Such an event may also impede our customers' connections to our network, since these connections also occur over the Internet, and would be perceived by our customers as an interruption of our services, even though such interruption would be beyond our control. In addition, as a result of COVID-19, we have been experiencing changes to our normal business practices due to our employees working from home in compliance with shelter-in-place orders in many of our office locations. As we implement modifications to employee travel and employee work locations in response, among other business modifications, these changes could, in the future, negatively impact our normal provision of services, particularly in the areas of sales and marketing to new and prospective customers. Any of these events could have a material adverse impact on our business, causing us to incur significant expenses, lose substantial amounts of revenue, suffer damage to our reputation, and lose customers.
ITEM 1B. UNRESOLVED STAFF COMMENTS
None.
ITEM 2. PROPERTIES
Our principal operations are located in Campbell, California. Outside the United States our operations are conducted primarily in leased office space located in the United Kingdom (primarily used for sales and support in Europe), Romania (primarily used for support, and research and development), Canada (primarily used for research and development), Portugal (primarily used for research and development) and Singapore (primarily used for regional sales and marketing, procurement, product and engineering, and regional support functions).
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
ITEM 3. LEGAL PROCEEDINGS
Information with respect to this item may be found in Note 6, Commitments and Contingencies in the Notes to Consolidated Financial Statements contained in Part II, Item 8 of this Annual Report, under “Legal Proceedings”, which is incorporated herein by reference.
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
Number of Common Stockholders
As of May 16, 2022, there were approximately 276 holders of record of our common stock. The actual number of stockholders is greater than this number of record holders and includes stockholders who are beneficial owners but whose shares are held in street name by brokers and other nominees.
See Item 12 of Part III of this Annual Report regarding information about securities authorized for issuance under our equity compensation plans.
Stock Performance Graph
Notwithstanding any statement to the contrary in any of our previous or future filings with the SEC, the following information relating to the price performance of 8x8’s common stock shall not be deemed "filed" with the SEC or "soliciting material" under the Exchange Act and shall not be incorporated by reference into any such filings.
The graph below shows the cumulative total stockholder return over a five year period, assuming the investment of $100 on March 31, 2017 in each of 8x8's common stock, the NYSE Composite Index, the Russell 2000 Index, and the Nasdaq Composite Computer & Data Processing Index. The graph is furnished, not filed, and the historical return cannot be indicative of future performance.
Issuer Issuances and Purchases of Equity Securities
On December 14, 2021, the Company sold $137,500,000 in additional aggregate principal amount of its currently outstanding 0.50% Convertible Senior Notes due 2024 (the “Second Additional Notes”) at an offering price of $1,007.79 per $1000 principal amount of Second Additional Notes (which includes accrued interest from August 1, 2021), pursuant to separate, privately negotiated agreements with certain qualified investors in a private placement in reliance on the exemption from registration provided by Section 4(a)(2) of the Securities Act. The Company relied on this exemption from registration based in part on representations made by the investors.

The Second Additional Notes are the Company’s senior unsecured obligations and were issued under an indenture, dated as of February 19, 2019 (the “Indenture”), between the Company and Wilmington Trust, National Association, as trustee (the “Trustee”). The Second Additional Notes constitute a further issuance of, and form a single series with, the Company’s outstanding 0.50% Convertible Senior Notes due 2024 issued on February 19, 2019 in the aggregate principal amount of

$287,500,000 (the "Initial Notes") and outstanding 0.50% Convertible Senior Notes due 2024 issued on November 21, 2019 in the aggregate principal amount of $75,000,000 (the “First Additional Notes”). The First Additional Notes and Second Additional Notes are hereinafter referred to as the “Additional Notes”, and collectively with the "Initial Notes", the "Notes". The Additional Notes have substantially identical terms to the Initial Notes (except that they bear a transfer restriction legend). Immediately after giving effect to the issuance of the Additional Notes, the Company has $500,000,0000 aggregate principal amount of 0.50% Convertible Senior Notes due 2024 outstanding.

The Second Additional Notes bear interest at a rate of 0.50% per year, accruing from the August 1, 2021 interest payment date of the Initial and First Additional Notes, payable semiannually in arrears on February 1 and August 1 of each year, beginning on February 1, 2022. The Additional Notes will mature on February 1, 2024, unless earlier converted, redeemed or repurchased in accordance with their terms.

The Notes will be convertible at the option of the noteholders at any time prior to the close of business on the business day immediately preceding October 1, 2023, only under the following circumstances: (1) during any fiscal quarter commencing after the fiscal quarter ending on June 30, 2019 (and only during such fiscal quarter), if the last reported sale price of the common stock for at least 20 trading days (whether or not consecutive) during a period of 30 consecutive trading days ending on, and including, the last trading day of the immediately preceding fiscal quarter is greater than or equal to 130% of the conversion price for the Notes on each applicable trading day; (2) during the five business day period after any five consecutive trading day period (the “measurement period”) in which the trading price (as defined in the Indenture) per $1,000 principal amount of Notes for each trading day of the measurement period was less than 98% of the product of the last reported sale price of its Common Stock and the conversion rate on such trading day; (3) if the Company calls any or all of the Notes for redemption, at any time prior to the close of business on the second scheduled trading day immediately preceding the redemption date; or (4) upon the occurrence of specified corporate events. On or after October 1, 2023 until the close of business on the second scheduled trading day immediately preceding the maturity date, holders may convert their Notes at any time, regardless of the foregoing circumstances. Upon conversion of a Note, the Company will pay or deliver, as the case may be, cash, shares of its Common Stock or a combination of cash and shares of its Common Stock, at its election.

The conversion rate for the Notes is initially 38.9484 shares of Common Stock per $1,000 principal amount of the Notes (equivalent to an initial conversion price of approximately $25.68 per share of the Company's Common Stock). The conversion rate for the Notes will be subject to adjustment in some events but will not be adjusted for any accrued and unpaid interest. In addition, following certain corporate events that occur prior to the maturity date or following the Company’s issuance of a notice of redemption, the Company will increase the conversion rate of the Notes for a holder who elects to convert in connection with such a corporate event or during the related redemption period in certain circumstances.

The Company may not redeem the Notes prior to February 4, 2022. The Company may redeem for cash all or any portion of the Notes, at its option, on or after February 4, 2022 if the last reported sale price of its Common Stock has been at least 130% of the conversion price then in effect for at least 20 trading days (whether or not consecutive) during any 30 consecutive trading day period (including the last trading day of such period) ending on, and including, the trading day immediately preceding the date on which the Company provides notice of redemption at a redemption price equal to 100% of the principal amount of the notes to be redeemed, plus accrued and unpaid interest to, but excluding, the redemption date.

The net proceeds from the sale of the Second Additional Notes were approximately $134.5 million. The Company used approximately $45.0 million of the net proceeds to repurchase shares of its common stock from the purchasers of the Second Additional Notes, at a price of $19.20 per share (as described below), and the remainder of the net proceeds to consummate the acquisition of Fuze and for general corporate purposes. The Company intends to invest such net proceeds in short-term, interest bearing instruments and other investment grade securities.

In December 2021, in a private placement, the Company repurchased approximately $45.0 million of its common stock from certain qualified investors in connection with the issuance of the Second Additional Notes. No shares remain to be purchased under this program.
The Company did not receive any proceeds from the sale or other disposition by the selling stockholders of the shares of its common stock covered hereby, or interests therein. The selling stockholders will pay any expenses incurred by the selling stockholders for brokerage, accounting, tax or legal services or any other expenses incurred by the selling stockholders in disposing of these shares. Except for certain block trades and other coordinated offerings, where the Company and the selling stockholders will each pay fifty percent (50%) of such registration costs, fees and expenses, the Company will bear all other costs, fees and expenses incurred in effecting the registration of the shares covered by this prospectus, including, without limitation, all registration and filing fees, printing expenses, listing fees of the New York Stock Exchange, “blue sky” fees and expenses and fees and expenses of the Company’s counsel and the Company’s independent registered public accounting firm.
There was no activity under the 2017 Repurchase Plan for the year ended March 31, 2022.The value of shares that may yet be purchased under the 2017 Repurchase Plan is approximately $7.1 million.

ITEM 6. [Reserved]

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
Our customers range from small businesses to large enterprises and their users are spread across more than 170 countries. In recent years, we have increased our up-market focus on the mid-market and enterprise customer sectors.
We have a portfolio of cloud-based offerings that are subscription-based, made available at different rates, varying by the specific functionalities, services, and number of users. We generate service revenue from communications services subscriptions and platform usage. We generate other revenue from professional services and the sale of office phones and other hardware equipment. We define a “customer” as one or more legal entities to which we provide services pursuant to a single contractual arrangement. In some cases, we may have multiple billing relationships with a single customer (for example, where we establish separate billing accounts for a parent company and each of its subsidiaries).
Our flagship service is our 8x8 X Series, a suite of UCaaS and CCaaS solutions, which consists of service plans with increasing functionality designated as X1, X2, etc., through X8. With the 8x8 X Series, we provide enterprise-grade voice, unified communications, video meetings, team collaboration, and contact center functionalities from a single platform. We call this combined offering XCaaSTM (eXperience Communications as a ServiceTM). We also offer standalone SaaS services for contact center, video meetings, and enterprise communication APIs. In January 2022, we acquired Fuze, a competitor in UCaaS for the enterprise, for approximately $213.8 million in stock and cash. This enables us to add Enterprise ARR, accelerate innovation, and expand our global presence.
SUMMARY AND OUTLOOK
In fiscal 2022, our total service revenue grew approximately 21% year-over-year to $602.4 million. Annualized Recurring Subscriptions and Usage Revenue from mid-market and enterprise customers represented 76% of total ARR and increased 33% over the prior year. At the end of fiscal 2022, approximately one-third of our ARR was derived from our XCaaS customers. See "Key Business Metrics" section below for further discussion of how we define ARR.
We continue to focus on achieving improved operating efficiencies while delivering revenue growth. In fiscal 2022, while we continued to make important investments in our products and technology platform, management recognized the importance of driving toward profitability for sustainable scale. We focused on key areas of spend in our go-to-market strategy and improving gross margin and operating margin through increased spend discipline. Additionally, we looked to drive improved efficiencies in our customer acquisition and operations and focused on expanding our business upmarket with mid-market and enterprise customers. We believe that this approach will enable the Company to grow and capture market share during this phase of industry disruption in a cost-effective way and support the Company in pursuit of its path to profitability and operating cash flow improvement.
In prior years, we made strategic investments in R&D and marketing, which we considered necessary and important for delivering a robust platform to our customers and establishing the appropriate demand generation channels to connect our customers to our solutions. In fiscal 2019, we launched 8x8 X Series, our single-technology platform, and re-aligned our channel and marketing functions to support a more scalable, higher-growth, go-to-market strategy, in response to the shift of businesses from legacy on-premise communication solutions to cloud-based services. We believe that this industry trend continued throughout our fiscal 2022. Accordingly, we continued to invest in our business, but with a concurrent focus on scale and managing costs.
In fiscal 2023, we plan to continue making investments in activities to acquire more customers, including investing in our marketing efforts, internal and field sales capacity, and research and development. We also intend to continue investing in our indirect channel programs to acquire more third-party selling agents to help sell our solutions, including VARs and master agent programs. Lastly, we are adding sales capacity to cross sell to our installed base, including both 8x8 and the recently acquired Fuze base.
IMPACT OF COVID-19
The full extent of the impact of the COVID-19 pandemic on our business, operations and financial results will depend on numerous evolving factors that we may not be able to accurately predict, including those set forth under the section entitled "Risk Factors." In an effort to contain COVID-19 or slow its spread, governments around the world have enacted various measures, including orders to close non-essential businesses, isolate residents to their homes, and practice social distancing. To protect the health and safety of our employees, our workforce has spent significant time working from home and travel has been curtailed for our employees as well as our customers. While we anticipate that the global health crisis caused by COVID-19 and the measures enacted to slow its spread will negatively impact business activity across the globe, it is not clear what its full potential effects will be on our business, including the effects on our customers, suppliers or vendors, or on our financial results.
KEY BUSINESS METRICS
Our management periodically reviews certain key business metrics to evaluate our operations, allocate resources, and drive financial performance in our business.
Annualized Recurring Subscriptions and Usage Revenue
Our management reviews Annualized Recurring Subscriptions and Usage Revenue (“ARR”) and believes it may be useful to investors to evaluate trends in future revenues of the Company. Our management believes ARR is an important indicator for measuring the overall performance of the business. Our management uses trends in ARR to assess our ongoing operations, allocate resources, and drive the financial performance of the business. We define ARR as equal to the sum of the most recent month of (i) recurring subscription amounts and (ii) platform usage charges for all CPaaS customers (subject to a minimum billings threshold for a period of at least six consecutive months), multiplied by 12. We are not aware of any uniform standards for calculating ARR and caution that our presentation may not be consistent with that of other companies. For example, to the extent our ARR is used to evaluate trends in future revenue, such an evaluation would assume a sustained level of usage from existing customers which may fluctuate in future periods.
COMPONENTS OF RESULTS OF OPERATIONS
Service Revenue
Service revenue consists of communication services subscriptions, platform usage revenue, and related fees from our UCaaS, CCaaS, and CPaaS offerings. We plan to continue driving our business to increase service revenue through a combination of increased sales and marketing efforts, geographic expansion of our customer base outside the United States, and innovation in product and technology, and through strategic acquisitions of technologies and businesses.
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
Cost of Service Revenue
Cost of service revenue consists primarily of costs associated with network operations and related personnel, technology licenses, amortization of capitalized internal-use software, other communication origination and termination services provided by third-party carriers and outsourced customer service call center operations, and other costs such as customer service, and technical support costs. We allocate overhead costs, such as IT and facilities, to cost of service revenue, as well as to each of the operating expense categories, generally based on relative headcount. Our IT costs include costs for IT infrastructure and personnel. Facilities costs primarily consist of office leases and related expenses.
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
(Benefit from) Provision for Income Taxes
(Benefit from) provision for income taxes consists primarily of foreign income taxes and state minimum taxes in the United States. As we expand the scale of our international business activities, any changes in the United States and foreign taxation of such activities may increase our overall provision for income taxes in the future. We have a valuation allowance for our United States deferred tax assets, including federal and state NOLs carryforwards. We expect to maintain this valuation allowance until it becomes more likely than not that the benefit of our federal and state deferred tax assets will be realized by way of expected future taxable income in the United States.
RESULTS OF OPERATIONS
The following discussion should be read in conjunction with our consolidated financial statements and related notes included elsewhere in this Annual Report.
We have minimal seasonality in our business, but typically, sales of new subscriptions in our fourth fiscal quarter ending in March are greater than in any of the first three quarters of the fiscal year. We believe this occurs because our enterprise and mid-market customers tend to spend a relatively greater portion of their annual capital budgets at the beginning of the calendar year compared with each of the last three quarters of the year. This is partially offset by seasonal weakness in our CPaaS revenue in the fourth quarter due to national holidays in the Asia-Pacific region.
The results of operations for fiscal 2022, and the discussion below, includes approximately ten weeks of Fuze's results of operations since its acquisition on January 18, 2022.
Revenue
Service revenue

	For the years ended March 31,			Change
	2022	2021	2020	2022 vs 2021		2021 vs 2020
Service revenue	$602,357	$495,985	$414,078	$106,372	21.4%	$81,907	19.8%
Percentage of total revenue	94.4%	93.2%	92.8%
Service revenue increased for fiscal 2022, as compared to fiscal 2021, primarily due to a net increase in our installed base of mid-market and enterprise customers, expanded deployments by existing customers, growth in related telecom usage by our customers, and our acquisition of Fuze in January 2022, which contributed approximately $23.9 million in service revenue for fiscal 2022. The increase in service revenue reflected sales of our UCaaS and CCaaS solutions, increased adoption of our XCaaS integrated communication and collaboration platform, and growth in sales of our UCaaS direct routing solution for Microsoft Teams users. The increase in service revenue was also attributable to growth in usage revenue generated by our CPaaS products primarily in the APAC region. Our service subscriber base grew from approximately 58,000 customers on March 31, 2021 to more than 60,000 customers on March 31, 2022.
Service revenue increased for fiscal 2021, as compared to fiscal 2020, primarily due to a net increase in our customer base, expanded offerings to existing customers, and growth in related usage; service revenue from new customers was primarily driven by sales of standalone and bundled UCaaS and CCaaS deals globally to our mid-market and enterprise customers. The increase in service revenue was also attributable to growth in usage revenue generated by our CPaaS products, primarily in the APAC region. Our service subscriber base grew from approximately 55,000 customers on March 31, 2020 to approximately 58,000 customers on March 31, 2021.
We expect our service revenue to grow over time with our diverse platform offering as our business continues to expand globally and across broader customer categories.

Other revenue

	For the years ended March 31,			Change
	2022	2021	2020	2022 vs 2021		2021 vs 2020
Other revenue	$35,773	$36,359	$32,159	$(586)	-1.6%	$4,200	13.1%
Percentage of total revenue	5.6%	6.8%	7.2%
Other revenue decreased slightly in fiscal 2022, as compared to fiscal 2021, due to a decrease in product revenue as a result of difficulty in obtaining hardware due to supply chain issues, partially offset by increased professional services revenue resulting from the overall growth in our business and customer base. Our acquisition of Fuze in January 2022 also contributed approximately $0.2 million in other revenue for fiscal 2022.
Other revenue increased in fiscal 2021, as compared to fiscal 2020, primarily due to increased professional services revenue resulting from the overall growth in our business and customer base, partially offset by a decrease in product revenue as a result of a shift toward our hardware rental program and supply chain issues.
While we expect other revenue could decrease in fiscal year 2023 due to continued supply chain limitations, we expect other revenue to grow over time as our customer base grows, particularly with mid-market and enterprise customers as these customers expand their deployments and adopt additional features, and as supply chain issues begin to lessen.
No single customer represented more than 10% of our total revenues during fiscal years 2022, 2021, and 2020.
Revenues are attributed to countries based on the shipment destination and the customer's service address. The following table illustrates our revenues by geographic area:

	For the years ended March 31,
	2022	2021	2020
United States	69%	73%	79%
International	31%	27%	21%
Total	100%	100%	100%
Revenue generated from international customers has increased year over year due to an increase in the number of customers and expanded deployments by existing customers in both EMEA and APAC regions, including those added in connection with our acquisition of Wavecell Pte. Ltd. ("Wavecell") in July 2019 and Fuze in January 2022.
Cost of Revenue

Cost of service revenue

	For the years ended March 31,			Change
	2022	2021	2020	2022 vs 2021		2021 vs 2020
Cost of service revenue	$195,909	$180,082	$145,013	$15,827	8.8%	$35,069	24.2%
Percentage of service revenue	32.5%	36.3%	35.0%

Cost of service revenue increased in fiscal 2022, as compared to fiscal 2021, primarily due to an increase in sales of our services, which resulted in an increase of $22.6 million in communication infrastructure costs incurred to deliver our services, including those in connection with CPaaS, a $1.6 million increase in software license costs, and a $1.0 million increase in amortization of capitalized software. These increases were partially offset by a decrease of $5.3 million in personnel and related costs.
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
We expect cost of service revenue will increase in absolute dollars, but decrease as a percentage of revenue, in future periods as service revenue continues to grow.

Cost of other revenue

	For the years ended March 31,			Change
	2022	2021	2020	2022 vs 2021		2021 vs 2020
Cost of other revenue	$51,649	$50,068	$56,215	$1,581	3.2%	$(6,147)	(10.9)%
Percentage of other revenue	144.4%	137.7%	174.8%
Cost of other revenue increased in fiscal 2022, as compared to fiscal 2021, primarily due to an increase in personnel and related costs to deliver our professional services, partially offset by decreased product costs associated with lower product shipments.
Cost of other revenue decreased in fiscal 2021, as compared to fiscal 2020, primarily due to reductions in hardware shipment volume and increases in our hardware rental program, which has better margins than hardware sales.
Operating Expenses
Research and development

	For the years ended March 31,			Change
	2022	2021	2020	2022 vs 2021		2021 vs 2020
Research and development	$112,387	$92,034	$77,790	$20,353	22.1%	$14,244	18.3%
Percentage of total revenue	17.6%	17.3%	17.4%
Research and development expenses increased in fiscal 2022, as compared to fiscal 2021, primarily due to a $10.0 million increase in personnel-related and consulting costs, including a $1.0 million increase in stock-based compensation expense and $3.5 million increase related to the acquisition of Fuze, a $8.4 million reduction in capitalized internal-use software costs, and a $4.1 million increase in software license and amortization. These increases were partially offset by a $4.7 million decrease in allocated facilities costs. Research and development as a percentage of revenue increased slightly in fiscal 2022 compared to fiscal 2021 primarily due to increased investment in developing our XCaaS platform, as well as the acquisition of Fuze.
Research and development expenses increased in fiscal 2021, as compared to fiscal 2020, primarily due to an $11.9 million increase in stock-based compensation expense, a $3.0 million reduction in capitalized internal-use software costs, and a $1.2 million increase in depreciation and amortization of software. These increases were partially offset by a $1.2 million decrease in travel-related costs.
We plan to continue to invest in research and development to support our efforts to expand the capabilities and scope of our platform and enhance our users' experience. While we expect to continue to improve our cost structure and achieve operational efficiencies, we expect that research and development expenses will increase in absolute dollars in future periods as we continue to invest in our development efforts and vary from period-to-period as a percentage of revenue.
Sales and marketing

	For the years ended March 31,			Change
	2022	2021	2020	2022 vs 2021		2021 vs 2020
Sales and marketing	$314,223	$256,231	$240,013	$57,992	22.6%	$16,218	6.8%
Percentage of total revenue	49.2%	48.1%	53.8%
Sales and marketing expenses increased in fiscal 2022, as compared to fiscal 2021, primarily due to a $23.0 million increase in personnel-related and consulting expenditures, including a $13.3 million increase in stock-based compensation expense, a $22.1 million increase in channel commissions including $3.7 million increase related to the acquisition of Fuze, a $6.9 million increase in amortization of deferred sales commission costs, and a $5.3 million increase in marketing software and application costs. These increases were partially offset by a decrease of $1.3 million in the marketing program and public cloud expenses due to gained efficiencies in lead generation and brand awareness, along with a reduction in travel-related costs. Sales and marketing increased slightly as a percentage of revenue in fiscal 2022 compared to fiscal 2021 primarily due to increased investment in building brand awareness for our XCaaS integrated communications and collaboration platform.
Sales and marketing expenses increased in fiscal 2021, as compared to fiscal 2020, primarily due to a $14.9 million increase in channel commissions, a $13.7 million increase in stock-based compensation expense, a $8.3 million increase in amortization of deferred sales commission costs, a $3.7 million increase in marketing software and application costs, and a $3.2 million increase in employee and consulting-related expenditures. These increases were partially offset by a decrease of $27.2 million in marketing program and public cloud expenses due to gained efficiencies in lead generation and brand awareness, along with a reduction in travel-related costs.
We plan to continue investing in sales and marketing to attract and retain customers on our platform and to increase our brand awareness. While we expect to continue to improve our cost structure and achieve operational efficiencies, we expect that sales and marketing expenses will increase in absolute dollars in future periods and vary from period-to-period as a percentage of revenue.

General and administrative

	For the years ended March 31,			Change
	2022	2021	2020	2022 vs 2021		2021 vs 2020
General and administrative	$118,103	$100,078	$87,025	$18,025	18.0%	$13,053	15.0%
Percentage of total revenue	18.5%	18.8%	19.5%

General and administrative expenses increased in fiscal 2022, as compared to fiscal 2021, primarily due to a $11.1 million increase in stock-based compensation expense, a $9.6 million increase in acquisition and integration costs resulting from the Fuze acquisition, and a $2.2 million increase in professional services and related expenses. These increases were partially offset by a $4.0 million decrease in legal services and a $2.5 million decrease in allowance for credit losses as our collections improved. General and administrative as a percentage of revenue decreased slightly in fiscal 2022 compared to fiscal 2021.
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
Other expense, net

	For the years ended March 31,			Change
	2022	2021	2020	2022 vs 2021		2021 vs 2020
Other expense, net	$(21,629)	$(18,593)	$(11,717)	$(3,036)	16.3%	$(6,876)	58.7%
Percentage of total revenue	(3.4)%	(3.5)%	(2.6)%
The change in Other expense, net in fiscal 2022, as compared to fiscal 2021, was primarily due to a $3.2 million increase in expense related to contractual interest, amortization of debt discount, and amortization of issuance costs associated with additional convertible notes issued in December 2021, partially offset by an increase in other income of $0.1 million.
The change in Other expense, net in fiscal 2021, as compared to fiscal 2020, was primarily due to $4.0 million of lower interest income and a $3.1 million increase in expense related to contractual interest, amortization of debt discount, and amortization of issuance costs associated with additional convertible notes issued in November 2019. These amounts were partially offset by an increase in other income of $0.6 million.
With the adoption of ASU 2020-06, we expect our interest expense, including amortization of debt discount and issuance costs, to decrease, and expect to continue to be in a net expense position (net of interest and other income) for the foreseeable future.
(Benefit from) provision for income taxes

	For the years ended March 31,			Change
	2022	2021	2020	2022 vs 2021		2021 vs 2020
(Benefit from) provision for income taxes	$(387)	$843	$832	$(1,230)	(145.9)%	$11	1.3%
Percentage of total revenue	(0.1)%	0.2%	0.2%
For the year ended March 31, 2022, we recorded an income tax benefit of $0.4 million. A deferred tax benefit of $1.2 million was recorded related to the release of an existing valuation allowance as a result of a change in circumstances caused by the acquisition of Fuze. This benefit was offset by income tax expense of $0.5 million, mostly related to the current tax liabilities of profitable foreign subsidiaries and United States state minimum taxes. Our effective tax rate for the period differs from the statutory rate primarily due to a full valuation allowance against our deferred tax assets.

For the year ended March 31, 2021, we recorded income tax expense of $0.8 million, mostly related to the current tax liabilities of profitable foreign subsidiaries and United States state minimum taxes. Our effective tax rate for the period differs from the statutory rate primarily due to a full valuation allowance against our deferred tax assets.

We record deferred taxes based on differences between the financial statement basis and tax basis of assets and liabilities and available tax loss and credit carryforwards. In evaluating our ability to utilize our deferred tax assets, we consider available evidence, both positive and negative, in determining future taxable income on a jurisdiction-by-jurisdiction basis. We record a valuation allowance against deferred tax assets if, based on the weight of the evidence, it is more likely than not that some portion or all of the deferred tax assets will not be realized. A significant item of objective negative evidence considered was the historical three-year cumulative pretax loss reached in fiscal 2018. We continue to remain in a cumulative pretax loss position, and therefore, continued to maintain a full valuation allowance against our United States, United Kingdom, and Singapore deferred tax assets.

Liquidity and Capital Resources
As of March 31, 2022, we had $136.1 million of cash and cash equivalents and short-term investments. In addition, we had $9.5 million in restricted cash in support of letters of credit securing leases for office facilities and certain equipment.
As of March 31, 2021, we had $152.9 million of cash and cash equivalents and short-term investments. In addition, we had $8.6 million in restricted cash in support of letters of credit securing leases for office facilities in California and New York. During fiscal 2021, $10.4 million previously held in escrow for our acquisition of Wavecell was released.
On March 27, 2020, the Coronavirus Aid, Relief, and Economic Security Act (the "CARES Act") was passed into law, which amended portions of relevant tax laws and provided relief to certain qualifying entities. In connection with the CARES Act, the Company elected to defer certain employer payroll taxes, which reduced cash usage by approximately $5.0 million through December 31, 2020, of which approximately $2.5 million was remitted to tax authorities during the third quarter of fiscal 2022 and the remaining amount due will be remitted in the third quarter of fiscal 2023. Other jurisdictions around the world have also provided similar tax relief, which the Company has elected to receive, where applicable; these benefits were not material to our cash flows during fiscal 2022.
In June 2020, the Company offered its employees an opportunity to receive a portion of their fiscal 2021 cash compensation in shares of the Company's common stock, which reduced compensation paid in cash by approximately $4 million during fiscal 2021. In addition, for fiscal 2021, the Company's executives received performance share units in lieu of cash bonuses, which reduced compensation paid in cash by approximately $1.7 million. The Company also changed the timing of bonus payments for all other eligible employees to semi-annually (in the third and first quarter of each fiscal year) from quarterly payments as in prior fiscal years.
During the fourth quarter of fiscal 2021, we received $6.4 million of operating cash inflows from our Lease Assignment. Refer to Note 5, Leases, in the Notes to Consolidated Financial Statements included in this Annual Report.
In March 2021, the Company offered its employees another opportunity to receive a portion of their fiscal 2022 cash compensation in shares of the Company's common stock. Based on employee elected participation, we reduced compensation paid in cash by approximately $9 million during fiscal 2022.
We believe that our existing cash, cash equivalents and investment balances and our anticipated cash flows from operations will be sufficient to meet our working capital, expenditure, and contractual obligation requirements for the next 12 months and the foreseeable future, although we expect we will need to refinance $500 million of convertible senior notes prior to maturity on February 1, 2024. Please refer to the Contractual Obligations table for our commitments during the next 12 months and beyond. Although we believe we have adequate sources of liquidity for the next 12 months and the foreseeable future, subject to such refinancing, the success of our operations, the global economic outlook, and the pace of sustainable growth in our markets, in each case, in light of the market volatility and uncertainty as a result of the COVID-19 pandemic and Russia's invasion of Ukraine, among other factors, could impact our business and liquidity.
Year over Year Changes
Net cash provided by operating activities for fiscal 2022 was $34.7 million, as compared to $14.1 million used for operations for fiscal 2021. Cash used in or provided by operating activities is primarily affected by:
•net income or loss;
•non-cash expense items, such as depreciation, amortization, and impairments;
•non-cash expense associated with stock options and stock-based compensation and awards; and
•changes in working capital accounts, particularly related to the timing of collections from receivables and payments of obligations, such as commissions.
In fiscal 2022, net cash provided in operating activities was a result of an adjustment to net loss of $175.4 million by non-cash charges, such as stock-based compensation expense of $133.3 million, amortization of capitalized internal-use software costs of $28.9 million, amortization of debt discount of $20.4 million, and operating lease expenses of $13.5 million. These adjustments for non-cash charges were partially offset by cash outflow from sales commissions of $9.5 million and other working capital changes.
In fiscal 2021, net cash used in operating activities was primarily related to our net loss of $165.6 million, cash outflow from sales commissions of $25.1 million, and other working capital changes, which were partially offset by non-cash charges such as stock-

based compensation expense of $107.6 million, amortization of capitalized internal-use software costs of $26.9 million, amortization of the debt discount of $16.9 million, and operating lease expenses of $15.2 million.
Net cash used in investing activities was $160.0 million in fiscal 2022, as compared to $36.3 million in fiscal 2021. The cash used in investing activities during fiscal 2022 primarily related to $132.9 million cash paid for the acquisition of Fuze, capitalized internal-use software development costs of $20.4 million, net purchases of $10.1 million of investments, and purchases of property and equipment of $4.1 million.
Net cash used in investing activities was $36.3 million during fiscal 2021, as compared to $106.3 million provided by investing activities in fiscal 2020. The cash used in investing activities during fiscal 2021 was primarily related to purchases of property and equipment of $6.4 million, largely in connection with the build out of our corporate office, capitalized internal-use software development costs of $28.8 million, and net cash paid of $10.4 million in connection with our acquisition of Wavecell. This was partially offset by proceeds from sales and maturities of investments, net of purchases, of $9.3 million.

Net cash provided by financing activities was $105.4 million in fiscal 2022, as compared to $13.2 million in fiscal 2021. The cash provided by financing activities in fiscal 2022 was primarily from $134.6 million in additional aggregate principal amount of 0.5% Senior Convertible Notes due 2024 in December 2021, and to a lesser extent, the issuance of common stock of $16.1 million from employee stock purchase plans and employee option exercises. This was partially offset by $45.0 million in repurchases of the Company's common stock ahead of the Fuze acquisition in December 2021.
Net cash provided by financing activities was $13.2 million in fiscal 2021, as compared to $72.1 million provided by financing activities in fiscal 2020. The cash provided by financing activities in fiscal 2021 was primarily from the issuance of common stock under employee stock purchase plans of $13.3 million, partially offset by $0.1 million to settle payroll tax obligations.
Contractual Obligations
Obligations related to our convertible senior notes, operating lease payments, and purchase obligations on March 31, 2022 for the next five years were as follows:

	Payments Due by Period
	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Convertible senior notes(1)	$500,000	$—	$500,000	$—	$—
Operating lease obligations(2)	104,914	18,692	26,234	21,371	38,617
Purchase obligations	33,517	13,398	19,990	129	—
Total	$638,431	$32,090	$546,224	$21,500	$38,617

(1) See Note 7, Convertible Senior Notes, in the Notes to Consolidated Financial Statements included in this Annual Report for further information.
(2) See Note 5, Leases, in the Notes to Consolidated Financial Statements included in this Annual Report for further information.
CRITICAL ACCOUNTING POLICIES AND ESTIMATES
Our consolidated financial statements are prepared in accordance with U.S. GAAP. Refer to Note 1, The Company and Significant Accounting Policies, in the Notes to Consolidated Financial Statements included in this Annual Report, which describes the significant accounting policies and methods used in the preparation of our consolidated financial statements.
We have identified the policies below as critical to our business and the understanding of our results of operations. These policies may involve a higher degree of judgment and complexity in their application and represent the critical accounting policies used in the preparation of our consolidated financial statements. Although we believe our judgments and estimates are appropriate, actual future results may differ from our estimates. If different assumptions or conditions were to prevail, the results could be materially different from our reported results. The impact and any associated risks related to these policies on our business operations is discussed throughout "Management's Discussion and Analysis of Financial Condition and Results of Operations", where such policies affect our reported and expected financial results.
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

We record reductions to revenue for estimated sales returns and customer credits at the time the related revenue is recognized. Sales returns and customer credits are estimated based on our historical experience, current trends, and our expectations regarding future service delivery and platform performance. We monitor the accuracy of its sales reserve estimates by reviewing actual returns and credits and adjust them for its future expectations to determine the adequacy of its current and future reserve needs. If actual future returns and credits differ from past experience, additional reserves may be required.
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
Acquisitions
Acquisitions are accounted for as business combinations, which treatment requires that the various assets acquired and liabilities assumed be recognized based on their fair value, accordingly, significant estimates and judgments are made to arrive at the fair values. The use of estimates involves uncertainty, therefore, the initial accounting for goodwill, intangible assets (and related amortization in future periods), property, plant and equipment, right of use assets (and related operating lease liabilities and amortization), prepaid and other current assets, accrued liabilities, deferred revenue, holdback consideration, and other liabilities are all subject to estimates. The actual results could be significantly different from the estimates.
Capitalized Internal-Use Software Costs
Certain software development costs for computer software developed internally or obtained for internal use are capitalized during the application development stage. We begin to capitalize our costs to develop software when preliminary development efforts are successfully completed, management has authorized and committed project funding, and it is probable that the project will be completed and the software will be used as intended. Once the project has been completed, these costs are amortized on a straight-line basis over the estimated useful life of the related asset, generally estimated to be three years. Costs incurred prior to meeting these criteria, together with costs incurred for training and maintenance, are expensed as incurred and recorded in the applicable income statement category, typically research and development, in our consolidated statements of operations.
ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Interest Rate Fluctuation Risk
We had cash, cash equivalents, and investments totaling $138.7 million as of March 31, 2022. Cash equivalents and investments were invested primarily in money market funds, United States treasury, commercial paper, and corporate bonds. Our investment policy is focused on the preservation of capital and supporting our liquidity needs. Under the policy, we invest in highly rated securities, while limiting the amount of credit exposure to any one issuer other than the United States government. We do not invest in financial instruments for trading or speculative purposes, nor do we use leveraged financial instruments. We utilize external investment managers who adhere to the guidelines of our investment policy. A hypothetical 10% change in interest rates would not have a material impact on the value of our cash, cash equivalents, or available-for-sale investments.
The Company has issued $500.0 million aggregate principal amount of convertible senior notes. The fair value of the convertible senior notes is subject to interest rate risk, market risk, and other factors due to the conversion feature. The fair value of the convertible senior notes will generally increase as the Company's common stock price increases and will generally decrease as its common stock price declines. The interest and market value changes affect the fair value of the convertible senior notes but do not impact our financial position, cash flows, or results of operations, due to the fixed nature of the debt obligation. Additionally, we carry the convertible senior notes at face value, less unamortized discount, on our consolidated balance sheets, and we present the fair value for required disclosure purposes only.
Foreign Currency Exchange Risk
We have foreign currency risks related to our revenue and operating expenses denominated in currencies other than the United States dollar, primarily the British Pound and Euro, causing both our revenue and our operating results to be impacted by fluctuations in the exchange rates.
Gains or losses from the revaluation of certain cash balances, accounts receivable balances and intercompany balances that are denominated in these currencies impact our net income (loss). A hypothetical decrease in all foreign currencies against the United States dollar of 10% would not result in a material foreign currency loss on foreign-denominated balances as of March 31, 2022. As our foreign operations expand, our results may be more impacted by fluctuations in the exchange rates of the currencies in which we do business.
At this time, we do not, but we may in the future, enter into financial instruments to hedge our foreign currency exchange risk.

ITEM 8. CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors of
8x8, Inc.

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying consolidated balance sheets of 8x8, Inc. (the “Company”) as of March 31, 2022 and 2021, the related consolidated statements of operations, comprehensive loss, stockholders’ equity, and cash flows for each of the three years in the period ended March 31, 2022, and the related notes and schedule (collectively referred to as the “consolidated financial statements”). We also have audited the Company’s internal control over financial reporting as of March 31, 2022, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of the Company as of March 31, 2022 and 2021, and the consolidated results of its operations and its cash flows for each of the three years in the period ended March 31, 2022, in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of March 31, 2022, based on criteria established in Internal Control - Integrated Framework (2013) issued by COSO.

Basis for Opinions

The Company’s management is responsible for these consolidated financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the Management’s Report on Internal Control over Financial Reporting included in Item 9A. Our responsibility is to express an opinion on the Company’s consolidated financial statements and an opinion on the Company’s internal control over financial reporting based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

As discussed in Management’s Report on Internal Control over Financial Reporting, on January 18, 2022, the Company acquired Fuze, Inc. For the purposes of assessing internal control over financial reporting, management excluded Fuze, Inc., whose financial statements constitute 2.9% of the Company’s total assets (excluding $255.5 million of goodwill and intangible assets, which were integrated into the Company’s control environment) and 3.8% of the Company’s total revenue as of and for the year ended March 31, 2022. Accordingly, our audit did not include the internal control over financial reporting of Fuze, Inc.

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

Critical Audit Matter

The critical audit matter communicated below is a matter arising from the current period audit of the consolidated financial statements that was communicated or required to be communicated to the audit committee and that (1) relates to accounts or disclosures that are material to the consolidated financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

Valuation of intangible assets relating to the acquisition of Fuze, Inc.

As described in Notes 1 and 12 to the consolidated financial statements, on January 18, 2022, the Company completed its acquisition of Fuze, Inc. for $213.8 million. Identifiable intangible assets acquired as part of the acquisition were $119.4 million, including customer relationships of $99.4 million and developed technology of $19.5 million. Acquired customer relationships are valued utilizing the multi-period excess earnings method. Acquired developed technology is valued utilizing the relief-from-royalty method. The fair value of acquired customer relationships and developed technology includes estimation uncertainty due to the management judgment and sensitivity in determining the underlying key assumptions.

The principal considerations for our determination that performing procedures relating to the valuation of customer relationships and developed technology relating to the acquisition of Fuze, Inc. is a critical audit matter are (i) the significant judgment by management when determining the fair value of the customer relationships and developed technology intangible assets acquired related to discount rates and revenue growth rates, net of attrition; (ii) a high degree of auditor judgment, subjectivity, and effort in performing procedures and evaluating management’s significant assumptions ; and (iii) use of professionals with specialized skill and knowledge in the audit effort.

Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. The primary procedures we performed to address this critical audit matter included:

•Gaining an understanding of the transaction, including the business purpose and terms, by obtaining and reading the related agreements and through inquiry of management.
•Testing the effectiveness of controls relating to acquisition accounting, including controls over management’s valuation of the customer relationship intangible assets and developed technology.
•Testing management’s process for determining the fair value of customer relationships and developed technology intangible assets.
•Evaluating the appropriateness of the discounted cash flow method.
•Testing the completeness and accuracy of certain underlying data used in the discounted cash flow method.
•Evaluating the reasonableness of the significant assumptions used by management related to discount rates and revenue growth rates, net of attrition.
•Involving professionals with specialized skill and knowledge to assist in evaluating (i) the appropriateness of the Company’s discounted cash flow method and (ii) the reasonableness of management’s significant assumptions related to discount rates and revenue growth rates, net of attrition.

/s/ Moss Adams LLP

Campbell, California
May 27, 2022

We have served as the Company’s auditor since 2008.

8X8, INC.
CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share amounts)

	As of March 31,
	2022	2021
ASSETS
Current assets:
Cash and cash equivalents	$91,205	$112,531
Restricted cash, current	8,691	8,179
Short-term investments	44,845	40,337
Accounts receivable, net	57,400	51,150
Deferred sales commission costs, current	35,482	30,241
Other current assets	37,999	34,095
Total current assets	275,622	276,533
Property and equipment, net	79,016	93,076
Operating lease, right-of-use assets	63,415	66,664
Intangible assets, net	128,213	17,130
Goodwill	266,867	131,520
Restricted cash, non-current	818	462
Long-term investments	2,671	—
Deferred sales commission costs, non-current	75,668	72,427
Other assets, non-current	17,978	20,597
Total assets	$910,268	$678,409

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$49,721	$31,236
Accrued compensation	36,319	29,879
Accrued taxes	32,573	12,129
Operating lease liabilities, current	15,485	12,942
Deferred revenue, current	34,262	20,737
Other accrued liabilities	23,167	14,455
Total current liabilities	191,527	121,378
Operating lease liabilities, non-current	74,518	82,456
Convertible senior notes, net	447,452	308,435
Deferred revenue, non-current	11,430	2,999
Other liabilities, non-current	2,975	2,637
Total liabilities	727,902	517,905
Commitments and contingencies (Note 6)
Stockholders' equity:
Preferred stock: $0.001 par value, 5,000,000 shares authorized, none issued and outstanding at both March 31, 2022 and 2021	—	—
Common stock: $0.001 par value, 200,000,000 shares authorized, 117,862,807 shares and 109,134,740 shares issued and outstanding at March 31, 2022 and 2021, respectively	118	109
Additional paid-in capital	956,599	755,643
Accumulated other comprehensive loss	(7,913)	(4,193)
Accumulated deficit	(766,438)	(591,055)
Total stockholders' equity	182,366	160,504
Total liabilities and stockholders' equity	$910,268	$678,409

The accompanying notes are an integral part of these consolidated financial statements.

8X8, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share amounts)

	For the years ended March 31,
	2022	2021	2020
Service revenue	$602,357	$495,985	$414,078
Other revenue	35,773	36,359	32,159
Total revenue	638,130	532,344	446,237
Operating expenses:
Cost of service revenue	195,909	180,082	145,013
Cost of other revenue	51,649	50,068	56,215
Research and development	112,387	92,034	77,790
Sales and marketing	314,223	256,231	240,013
General and administrative	118,103	100,078	87,025
Total operating expenses	792,271	678,493	606,056
Loss from operations	(154,141)	(146,149)	(159,819)
Other expense, net	(21,629)	(18,593)	(11,717)
Loss before provision for income taxes	(175,770)	(164,742)	(171,536)
(Benefit from) provision for income taxes	(387)	843	832
Net loss	$(175,383)	$(165,585)	$(172,368)

Net loss per share:
Basic and diluted	$(1.55)	$(1.57)	$(1.72)
Weighted average number of shares:
Basic and diluted	113,354	105,700	99,999

The accompanying notes are an integral part of these consolidated financial statements.

8X8, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(in thousands)

	For the years ended March 31,
	2022	2021	2020
Net loss	$(175,383)	$(165,585)	$(172,368)
Other comprehensive income (loss), net of tax
Unrealized gain (loss) on investments in securities	(571)	247	(203)
Foreign currency translation adjustment	(3,149)	7,736	(4,620)
Comprehensive loss	$(179,103)	$(157,602)	$(177,191)
The accompanying notes are an integral part of these consolidated financial statements.

8X8, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(in thousands, except shares)

	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total
	Shares	Amount
Balance at March 31, 2019	96,119,888	$96	$506,949	$(7,353)	$(250,302)	$249,390
Issuance of common stock under stock plans, less withholding	4,452,267	4	7,773	—	—	7,777
Issuance of common stock related to Wavecell acquisition	2,606,466	3	35,837	—	—	35,840
Stock-based compensation expense	—	—	71,821	—	—	71,821
Unrealized investment loss	—	—	—	(203)	—	(203)
Foreign currency translation adjustment	—	—	—	(4,620)	—	(4,620)
Equity component of convertible senior notes, net of issuance costs	—	—	3,094	—	—	3,094
Net loss	—	—	—	—	(172,368)	(172,368)
Balance at March 31, 2020	103,178,621	103	625,474	(12,176)	(422,670)	190,731
Adjustment to opening balance for change in accounting principle	—	—	—	—	(2,800)	(2,800)
Issuance of common stock under stock plans, less withholding	6,067,672	6	13,263	—	—	13,269
Stock-based compensation expense	—	—	108,417	—	—	108,417
Issuance of common stock related to Wavecell acquisition	(111,554)	—	8,489	—	—	8,489
Unrealized investment gain	—	—	—	247	—	247
Foreign currency translation adjustment	—	—	—	7,736	—	7,736
Net loss	—	—	—	—	(165,585)	(165,585)
Balance at March 31, 2021	109,134,739	109	755,643	(4,193)	(591,055)	160,504
Issuance of common stock under stock plans, less withholding	6,969,809	7	15,915	—	—	15,922
Stock-based compensation expense	—	—	132,736	—	—	132,736
Stock-based compensation expense related to Fuze acquisition	53,498	—	828	—	—	828
Issuance of common stock related to Wavecell acquisition	(25,536)	—	—	—	—	—
Issuance of common stock related to Fuze acquisition	4,070,355	4	80,852	—	—	80,856
Share repurchase	(2,340,058)	(2)	(44,974)			(44,976)
Equity component of convertible senior notes, net of issuance costs	—	—	15,599	—	—	15,599
Unrealized investment loss	—	—	—	(571)	—	(571)
Foreign currency translation adjustment	—	—	—	(3,149)		(3,149)
Net loss	—	—	—	—	(175,383)	(175,383)
Balance at March 31, 2022	117,862,807	$118	$956,599	$(7,913)	$(766,438)	$182,366

The accompanying notes are an integral part of these consolidated financial statements.

8X8, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	For the years ended March 31,
	2022	2021	2020
Cash flows from operating activities:
Net loss	$(175,383)	$(165,585)	$(172,368)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	11,374	11,297	9,360
Amortization of intangible assets	8,317	6,886	8,842
Amortization of capitalized internal-use software costs	28,863	26,934	19,025
Amortization of debt discount and issuance costs	20,404	16,898	14,045
Amortization of deferred sales commission costs	34,701	27,817	19,541
Allowance for credit losses	1,974	4,471	3,479
Operating lease expense, net of accretion	13,482	15,210	14,971
Stock-based compensation expense	133,331	107,638	70,878
Other	3,726	1,521	3,522
Changes in assets and liabilities:
Accounts receivable	6,867	(14,869)	(12,737)
Deferred sales commission costs	(44,224)	(52,960)	(46,421)
Other current and non-current assets	(4,022)	(3,963)	(33,137)
Accounts payable and accruals	(8,740)	(10,033)	2,159
Deferred revenue	4,010	14,672	4,936
Net cash provided by (used in) operating activities	34,680	(14,066)	(93,905)

Cash flows from investing activities:
Purchases of property and equipment	(4,137)	(6,430)	(35,834)
Capitalized internal-use software costs	(20,370)	(28,816)	(31,573)
Purchases of investments	(83,383)	(52,172)	(42,223)
Sales of investments	13,299	1,018	36,515
Proceeds from maturities of investments	60,023	60,479	25,950
Acquisition of businesses, net of cash acquired	(125,410)	(10,400)	(59,129)
Net cash used in investing activities	(159,978)	(36,321)	(106,294)

Cash flows from financing activities:
Finance lease payments	(15)	(78)	(315)
Tax-related withholding of common stock	(310)	(69)	(6,550)
Proceeds from issuance of common stock under employee stock plans	16,107	13,339	14,330
Purchases of capped calls	—	—	(9,288)
Repurchase of common stock	(44,976)	—	—
Net proceeds from issuance of convertible senior notes	134,619	—	73,918
Net cash provided by financing activities	105,425	13,192	72,095

Effect of exchange rate changes on cash	(585)	1,956	(168)
Net decrease in cash, cash equivalents and restricted cash	(20,458)	(35,239)	(128,272)
Cash, cash equivalents and restricted cash, beginning of year	121,172	156,411	284,683
Cash, cash equivalents and restricted cash, end of year	$100,714	$121,172	$156,411

Supplemental and non-cash disclosures:

	For the years ended March 31,
	2022	2021	2020
Right-of-use assets obtained in exchange for new and modified operating lease liabilities	$—	$—	$79,100
Right-of-use assets acquired in connection with Fuze acquisition	7,261	—	—
Shares consideration in connection with Fuze acquisition	80,856	—	—
Payables for fixed assets	88	—	—
Interest paid	2,156	1,813	1,553
Income taxes paid	1,320	555	934

Reconciliation of cash, cash equivalents and restricted cash to the consolidated balance sheets:

	As of March 31,
	2022	2021	2020
Cash and cash equivalents	$91,205	$112,531	$137,394
Restricted cash, current	8,691	8,179	10,376
Restricted cash, non-current	818	462	8,641
Total cash, cash equivalents and restricted cash	$100,714	$121,172	$156,411
The accompanying notes are an integral part of these consolidated financial statements.

8X8, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
1. THE COMPANY AND SIGNIFICANT ACCOUNTING POLICIES
THE COMPANY
8x8, Inc. ("8x8" or the "Company") was incorporated in California in February 1987 and was reincorporated in Delaware in December 1996.
The Company is a leading Software-as-a-Service ("SaaS") provider of contact center, voice, video, chat, and enterprise-class API solutions powered by one global cloud communications platform. 8x8 empowers workforces worldwide by connecting individuals and teams so they can collaborate faster and work smarter from anywhere. 8x8 provides real-time business analytics and intelligence, giving its customers unique insights across all interactions and channels on its platform, so they can support a distributed and hybrid working model while delighting their end-customers and accelerating their business. A majority of all revenue is generated from communication services subscriptions and platform usage. The Company also generates revenue from sales of hardware and professional services, which are complementary to the delivery of its integrated technology platform.
BASIS OF PRESENTATION AND CONSOLIDATION
The Company's fiscal year ends on March 31 of each calendar year. Each reference to a fiscal year in these Notes to Consolidated Financial Statements refers to the fiscal year ended March 31 of the calendar year indicated (for example, fiscal 2022 refers to the fiscal year ended March 31, 2022).
All dollar amounts herein are in thousands of United States Dollars ("Dollars") unless otherwise noted.
The consolidated financial statements include the accounts of 8x8 and its subsidiaries. All material intercompany accounts and transactions have been eliminated.
ACQUISITIONS
In January 2022, the Company completed the acquisition of Fuze, Inc. ("Fuze"), a provider of cloud-based, unified communications and contact center services. The acquisition is expected to accelerate 8x8 XCaaS™ (eXperience Communications as a Service™) innovation and expand 8x8’s enterprise customer base and global presence.
See Note 12, "Acquisitions," in the Notes to Consolidated Financial Statements for further discussion.
USE OF ESTIMATES
The preparation of the consolidated financial statements in conformity with United States generally accepted accounting principles generally ("U.S. GAAP") requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities and equity, disclosure of contingent assets and liabilities at the date of the consolidated financial statements, and the reported amounts of revenues and expenses during the reporting period. On an ongoing basis, the Company evaluates its estimates, including, but not limited to, those related to current expected credit losses, returns reserve for expected cancellations, fair value of and/or potential impairment of goodwill and intangible assets, capitalized internal-use software costs, benefit period for deferred commissions, stock-based compensation, incremental borrowing rate used to calculate operating lease liabilities, income and sales tax liabilities, convertible senior notes fair value, litigation, and other contingencies. The Company bases its estimates on known facts and circumstances, historical experience, and various other assumptions. Actual results could differ from those estimates under different assumptions or conditions.
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
The Company records reductions to revenue for estimated sales returns and customer credits at the time the related revenue is recognized. Sales returns and customer credits are estimated based on historical experience, current trends, and expectations regarding future experience. The Company monitors the accuracy of its sales reserve estimates by reviewing actual returns and credits and adjusts them for its future expectations to determine the adequacy of its current and future reserve needs. If actual future returns and credits differ from past experience, additional reserves may be required.
When the Company's services do not meet certain service level commitments, customers are entitled to receive service credits, and in certain cases, refunds, each representing a form of variable consideration. The Company historically has not experienced any significant incidents affecting the defined levels of reliability and performance as required by its subscription contracts. Accordingly, the amount of any estimated refunds related to these agreements in the consolidated financial statements is not material during the periods presented.
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
Other Revenue
Other revenue comprises primarily of product revenue and professional services revenue.
The Company recognizes product revenue for telephony equipment at the point in time when transfer of control has occurred, which is generally upon shipment. Sales returns are recorded as a reduction to revenue estimated based on historical experience. Professional services for deployment, configuration, system integration, optimization, customer training, or education are primarily billed on a fixed-fee basis and are performed by the Company directly. Professional services revenue is recognized as services are performed or upon completion of the deployment.

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
Investments in debt securities are classified as available-for-sale and reported at fair value, based either upon quoted prices in active markets, quoted prices in less active markets, or quoted market prices for similar investments, with unrealized gains and losses, net of related tax, if any, included in other comprehensive income (loss) and disclosed as a separate component of stockholders' equity. Realized gains and losses on sales of all such investments are reported within the caption of other income (expense), net in the consolidated statements of operations and computed using the specific identification method. The Company classifies its investments as short-term or long-term based on the nature of the investments and their availability for use in current operations.
The Company's investments in debt securities are monitored on a periodic basis for impairment. In the event the carrying value of an investment exceeds its fair value and the decline in value is determined to be other-than-temporary, an impairment charge is recorded and a new cost basis for the investment is established. These available-for-sale investments are primarily held in the custody of two major financial institutions.
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
OPERATING LEASE, RIGHT-OF-USE ASSETS, AND LEASE LIABILITIES
The Company primarily leases facilities for office and data center space under non-cancellable operating leases for its United States and international locations that expire at various dates through 2030. For leases with a term greater than 12 months, the Company recognizes a right-of-use asset and a lease liability based on the present value of lease payments over the lease term. Variable lease payments are not included in the lease payments to measure the lease liability and are expensed as incurred.
The Company’s leases have remaining terms of one to nine years. Some of the leases include a Company option to extend the lease term for less than 12 months to five years, or more, which if reasonably certain to be exercised, the Company includes in the determination of lease payments. The lease agreements do not contain any material residual value guarantees or material restrictive covenants.

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
PROPERTY AND EQUIPMENT
Property and equipment are stated at cost, less accumulated depreciation and amortization. Depreciation and amortization are computed using the straight-line method. Estimated useful lives of three years are used for equipment, capitalized internal-use software, and software development costs, and five years for furniture and fixtures. Amortization of leasehold improvements is computed using the shorter of the remaining facility lease term or the estimated useful life of the improvements.
Maintenance, repairs, and ordinary replacements are charged to expense. Expenditures for improvements that extend the physical or economic life of the property are capitalized. Gains or losses on the disposition of property and equipment are recorded in the consolidated statements of operations.
Construction in progress primarily relates to costs to acquire or internally develop internal-use software not fully completed as of March 31, 2022 and 2021.
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
ACCOUNTING FOR LONG-LIVED ASSETS
The Company reviews the recoverability of its long-lived assets, such as property and equipment, right-of-use assets, definite lived intangibles, or capitalized internal-use software costs, when events or changes in circumstances occur that indicate that the carrying value of the asset or asset group may not be recoverable. Examples of such events could include a disposal of a significant portion of such asset, an adverse change in the market involving the business employing the related asset, or a significant change in the operation or use of an asset. The assessment of possible impairment is based on the Company's ability to recover the carrying value of the asset or asset group from the expected future cash flows (undiscounted and without interest charges) of the related operations. If these cash flows are less than the carrying value of such asset or asset group, an impairment loss is recognized for the difference between estimated fair value and carrying value. The measurement of impairment requires management to estimate the fair value of long-lived assets and asset groups through future cash flows.
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

Intangible assets, consisting of acquired developed technology, domain names, and customer relationships, acquired in business combinations were initially measured at fair value and were determined to have definite lives. Thereafter, intangible assets are amortized on a straight-line basis over their estimated useful lives. Amortization expense related to developed technology is included in cost of revenue. Amortization expense related to customer relationships and domain names are included in sales and marketing expense. Intangible assets are reviewed for impairment whenever events or changes in circumstances indicate an asset’s carrying value may not be recoverable.
CONVERTIBLE SENIOR NOTES

In accounting for the issuance of the 0.50% Convertible Senior Notes due 2024 (the "Initial Notes", the "First Additional Notes", and the "Second Additional Notes" collectively referred herein as the "Notes"), the Company separates the Notes into liability and equity components. The carrying amount of the liability component is calculated by measuring the fair value of similar debt instruments that do not have associated convertible features. The carrying amount of the equity component representing the conversion option is determined by deducting the fair value of the liability component from the par value of the respective Notes. The equity component is not remeasured as long as it continues to meet the condition for equity classification. The excess of the principal amount of the liability component over its carrying amount (“debt discount”) is amortized to interest expense over the term of the Notes.

The Company allocates the issuance costs incurred to the liability and equity components of the Notes based on their relative fair values. Issuance costs attributable to the liability component were recorded as a reduction to the liability portion of the Notes and are amortized as interest expense over the term of the Notes. Issuance costs attributable to the equity component, representing the conversion option,are netted with the equity component in stockholders' equity.

RESEARCH AND DEVELOPMENT EXPENSES
Research and development expenses consist primarily of personnel and related costs, third-party development and related work, software and equipment costs necessary for us to conduct our product and platform development and engineering efforts, and allocated IT and facilities costs. Research and development costs are expensed as incurred.
ADVERTISING COSTS
Advertising costs are expensed as incurred and were $3.4 million, $9.0 million, and $32.2 million for the years ended March 31, 2022, 2021, and 2020, respectively.
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
SEGMENT INFORMATION
The Company has determined that its chief executive officer is the chief operating decision maker (the "CODM"). The chief executive officer reviews financial information presented on a consolidated basis for purposes of assessing performance and making decisions on how to allocate resources.
Following the acquisition of Fuze in the fourth quarter of fiscal 2022, the Company considered whether the CODM changed the manner in which financial results were reviewed. Financial results continue to be presented on a consolidated basis, and do not present separately the revenues and costs related to Fuze on a stand-alone basis.
The Company continued to conclude that it has one reporting unit, and it operates in a single reportable segment.
CONCENTRATIONS
Financial instruments that potentially subject the Company to significant concentrations of credit risk consist principally of cash and cash equivalents, investments, and trade accounts receivable. The Company has cash equivalents and investment policies that limit the amount of credit exposure to any one financial institution and restrict placement of these funds to financial institutions evaluated as highly credit-worthy. The Company has not experienced any material losses relating to its investments.
The Company sells its products to customers and distributors. The Company performs credit evaluations of its customers' financial condition and generally does not require collateral from its customers. As of, and for the years ended, March 31, 2022 and 2021, no customer accounted for more than 10% of accounts receivable or revenues.
The Company purchases all of its hardware products from suppliers that manufacture the hardware directly and from their distributors. The inability of any supplier to fulfill supply requirements of the Company could materially impact future operating results, financial position, or cash flows.
The Company also relies primarily on third-party network service providers to provide telephone numbers and public switched telephone network ("PSTN") call termination and origination services for its customers. If these service providers failed to perform their obligations to the Company, such failure could materially impact future operating results, financial position, and cash flows.

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
The estimated fair value of financial instruments is determined by the Company using available market information and valuation methodologies considered to be appropriate. The carrying amounts of the Company's cash and cash equivalents, accounts receivable, and accounts payable approximate their fair values due to their short maturities. The Company's investments are recorded at fair value and convertible senior notes payable are recorded at net carrying value.
ACCOUNTING FOR STOCK-BASED COMPENSATION
The Company accounts for the fair value of restricted stock units (“RSUs”) using the closing market price of the Company’s common stock on the date of the grant. For new-hire grants and annual refresh grants, one-third of the RSUs typically vest on the first anniversary of the grant date, and the remainder vest on a one-eighth basis quarterly over the subsequent two years.
Stock-based compensation cost for RSUs is measured at the grant date based on the estimated fair value of the award and is recognized as expense over the requisite service period (generally the vesting period), net of forfeitures.
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
COMPREHENSIVE LOSS
Comprehensive loss, as defined, includes all changes in equity (net assets) during a period. The difference between net loss and comprehensive loss is due to foreign currency translation adjustments and unrealized gains or losses on investments classified as available-for-sale.
NET LOSS PER SHARE
Basic net loss per share is computed by dividing net loss available to common stockholders (numerator) by the weighted average number of vested, unrestricted common shares outstanding during the period (denominator). Diluted net loss per share is computed on the basis of the weighted average number of shares of common stock, plus the effect of dilutive potential common shares outstanding during the period using the treasury stock method unless their effect is anti-dilutive. Dilutive potential common shares include outstanding stock options, ESPP, RSUs and PSUs.

RECENTLY ADOPTED ACCOUNTING PRONOUNCEMENTS
In June 2016, the Financial Accounting Standards Board (the "FASB") issued ASU 2016‑13, Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments, as amended, which replaces the existing impairment model with a forward-looking expected loss method. Under this update, on initial recognition and at each reporting period, an entity is required to recognize an allowance that reflects the entity's current estimate of credit losses expected to be incurred over the life of the financial instrument. For trade receivables, loans, and other financial instruments, an entity is required to use a forward-looking expected loss model to recognize credit losses that are probable. The Company adopted ASU 2016-13 on a modified retrospective basis as of April 1, 2020, through a cumulative-effect adjustment to the Company's beginning accumulated deficit balance; the impact of the adoption was not material to the Company's consolidated financial statements.
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
In December 2019, the FASB issued ASU 2019-12, Income Taxes (Topic 740), which enhances and simplifies various aspects of the income tax accounting guidance, including requirements such as tax basis step-up in goodwill obtained in a transaction that is not a business combination, ownership changes in investments, and interim-period accounting for enacted changes in tax law. The amendment will be effective for public companies with fiscal years beginning after December 15, 2020. The Company adopted this guidance on a prospective basis, effective April 1, 2021. The impact of the adoption was immaterial to the Company's consolidated financial statements.
In October 2021, the FASB issued ASU 2021-08 Accounting for Contract Assets and Contract Liabilities from Contracts with Customers, which clarifies the accounting for acquired revenue contracts with customers in a business combination. ASU 2021-08 requires the acquirer of a business to measure contract assets and contract liabilities acquired in a business combination in accordance with ASC 606. The guidance is effective for interim and annual periods beginning after December 15, 2022, with early adoption permitted. Early adoption of the amendments is permitted, and an entity that early adopts should apply the amendments (1) retrospectively to all business combinations for which the acquisition date occurs on or after the beginning of the fiscal year that includes the interim period of early application and (2) prospectively to all business combinations that occur on or after the date of initial application. The Company early adopted ASU 2021-08, effective April 1, 2021 and applied the amendments prospectively. The impact of the adoption was immaterial to the Company's consolidated financial statements.
RECENT ACCOUNTING PRONOUNCEMENTS NOT YET ADOPTED
In March 2020, the FASB issued ASU No. 2020-04, Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting, which provides optional expedients and exceptions to GAAP guidance on contract modifications to ease the financial reporting burdens related to the expected market transition from the London Interbank Offered Rate ("LIBOR"), which is expected to be discontinued, to alternative reference rates. In January 2021, the FASB issued ASU No. 2021-01, Reference Rate Reform (Topic 848), which refines the scope of Topic 848 and clarifies some of its guidance. The Company has elected to apply the amendments prospectively from the first quarter of fiscal 2023. The impact of the adoption is expected to be immaterial to the Company's consolidated financial statements.
In August 2020, the FASB issued ASU 2020-06, Debt - Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging - Contracts in Entity’s Own Equity (Subtopic 815-40), which simplifies accounting for convertible instruments by eliminating two of the three accounting models available for convertible debt instruments and convertible preferred stock. The guidance also addresses how convertible instruments are accounted for in the diluted earnings per share calculation. The guidance is effective for fiscal years beginning after December 15, 2021, which is fiscal 2023 for the Company; early adoption is permitted. The Company is currently assessing the impact of this pronouncement on its consolidated financial statements.
2. REVENUE RECOGNITION
Disaggregation of Revenue
The Company disaggregates its revenue by geographic region. See Note 11. Geographical Information.

Contract Balances
The following table provides amounts of receivables, contract assets, and deferred revenue from contracts with customers:

	March 31, 2022	March 31, 2021
Accounts receivable, net	$57,400	$51,150
Contract assets, current	10,514	12,840
Contract assets, non-current	15,171	17,987
Deferred revenue, current	34,262	20,737
Deferred revenue, non-current	11,430	2,999
Contract assets, current, contract assets, non-current, and deferred revenue, non-current are recorded on the Consolidated Balance Sheets in Other current assets, Other assets, and Other liabilities, non-current, respectively.
The change in contract assets was primarily driven by the recognition of revenue that has not yet been billed. The increase in deferred revenue was due to billings made in advance of performance obligations being satisfied. During the year ended March 31, 2022, the Company recognized revenues of approximately $15.2 million that were included in deferred revenue at the beginning of the fiscal year.
Remaining Performance Obligations
The Company's subscription terms typically range from one to five years. Contract revenue from the remaining performance obligations that had not yet been recognized as of March 31, 2022, was approximately $715.0 million. This amount excludes contracts with an original expected length of less than one year. The Company expects to recognize revenue on approximately 94% of the remaining performance obligations over the next 36 months and approximately 6% over the remainder of the subscription period.
As of March 31, 2021, the Company updated this disclosure to exclude contracts with an original expected length of less than one year. Previously, this disclosure excluded contracts with an original expected length of one year or less. As the new and renewal contracts the Company enters into with its customers are generally for terms of one year or longer, management determined that updating this disclosure to include contracts with a term of one year or more presents a more appropriate measure of the Company's remaining performance obligations.
Deferred Sales Commission Costs
Amortization of deferred sales commission costs for the years ended March 31, 2022, 2021, and 2020 was $34.7 million, $27.8 million, and $19.5 million, respectively. There were no material write-offs during the years ended March 31, 2022, 2021, and 2020.
3. FAIR VALUE MEASUREMENTS
Cash, cash equivalents, and available-for-sale investments were as follows:

As of March 31, 2022	Amortized Costs	Gross Unrealized Gain	Gross Unrealized Loss	Estimated Fair Value	Cash and Cash Equivalents	Restricted Cash (Current & Non-current)	Short-Term Investments	Long-Term Investments
Cash	$70,095			$70,095	$70,095	$—	$—	$—
Level 1:
Money market funds	12,865			12,865	12,865	—	—	—
Treasury securities	4,573		(7)	4,566	—	—	4,566	—
Subtotal	87,533	—	(7)	87,526	82,960	—	4,566	—
Level 2:
Certificate of deposit	9,509			9,509	—	9,509	—	—
Commercial paper	23,950		(34)	23,916	7,445	—	16,471
Corporate debt	27,442		(163)	27,279	800	—	23,808	2,671
Subtotal	60,901	—	(197)	60,704	8,245	9,509	40,279	2,671
Total assets	$148,434	$—	$(204)	$148,230	$91,205	$9,509	$44,845	$2,671

As of March 31, 2021	Amortized Costs	Gross Unrealized Gain	Gross Unrealized Loss	Estimated Fair Value	Cash and Cash Equivalents	Restricted Cash (Current & Non-current)	Short-Term Investments	Long-Term Investments
Cash	$39,070	$—	$—	$39,070	$39,070	$—	$—	$—
Level 1:
Money market funds	67,712	—	—	67,712	67,712	—	—	—
Treasury securities	6,177	17	—	6,194	—	—	6,194	—
Subtotal	112,959	17	—	112,976	106,782	—	6,194	—
Level 2:
Certificate of deposit	8,641	—	—	8,641	—	8,641	—	—
Commercial paper	22,193	1	—	22,194	5,049	—	17,145	—
Corporate debt	17,656	42	—	17,698	700	—	16,998	—
Subtotal	48,490	43	—	48,533	5,749	8,641	34,143	—
Total assets	$161,449	$60	$—	$161,509	$112,531	$8,641	$40,337	$—
Certificate of deposit represents the Company's letter of credits securing leases for office facilities, the balance of which is included in Restricted cash, current and Restricted cash, non-current on the Company's Consolidated Balance Sheet.
The Company considers its investments available to support its current operations and has classified investments in debt securities as available-for-sale securities. The Company does not intend to sell any of its investments that are in unrealized loss positions and, as of March 31, 2022, has determined that it is not more likely than not that it will be required to sell any of these investments before recovery of the entire amortized cost basis.
The Company regularly reviews the changes to the rating of its securities at the individual security level by rating agencies and reasonably monitors the surrounding economic conditions to assess the risk of expected credit losses. As of March 31, 2022, the Company did not record any allowance for credit losses on its investments.
As of March 31, 2022 and 2021, the estimated fair value of the Company's Notes was $470.5 million and $502.9 million, respectively, which was determined based on the closing price for the Notes on the last trading day of the reporting period and is considered to be Level 2 in the fair value hierarchy due to limited trading activity of the Notes. See Note 7, Convertible Senior Notes and Capped Call.
4. INTANGIBLE ASSETS AND GOODWILL
The carrying value of intangible assets consisted of the following:

	March 31, 2022			March 31, 2021
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Technology	$46,727	$(19,852)	$26,875	$33,960	$(21,458)	$12,502
Customer relationships	105,827	(4,889)	100,938	11,969	(7,341)	4,628
Trade names and domains	583	(183)	400	988	(988)	—
Total acquired identifiable intangible assets	$153,137	$(24,924)	$128,213	$46,917	$(29,787)	$17,130
As of March 31, 2022, the weighted average remaining useful life for technology, customer relationships, and trade names and domains was 3.2 years, 8.7 years, and 0.8 years, respectively.
Amortization expense for related intangible assets was $8.3 million, $6.9 million, and $8.8 million for the years ended March 31, 2022, 2021, and 2020, respectively.
During the year ended March 31, 2022, the Company wrote off approximately $13.2 million of fully amortized intangible assets and the corresponding accumulated amortization. There were no such write offs during the year ended March 31, 2021.
At March 31, 2022, annual amortization of intangible assets, based upon existing intangible assets and current useful lives, is estimated to be the following:

Amount
2023	$21,101
2024	20,395
2025	19,095
2026	13,895
2027 and thereafter	53,727
Total	$128,213
The following table provides a summary of the changes in the carrying amounts of goodwill:

Total
Balance at March 31, 2020	$128,300
Additions due to acquisitions	—
Foreign currency translation	3,220
Balance at March 31, 2021	131,520
Additions due to acquisitions	136,117
Foreign currency translation	(770)
Balance at March 31, 2022	$266,867
The Company conducted its annual impairment tests of goodwill in the fourth quarters of fiscal years 2022, 2021, and 2020, and determined that no adjustment to the carrying value of goodwill was required.
5. LEASES
Operating Leases
The following table provides balance sheet information related to operating leases:

	March 31, 2022	March 31, 2021
Assets
Operating lease, right-of-use assets	$63,415	$66,664

Liabilities
Operating lease liabilities, current	$15,485	$12,942
Operating lease liabilities, non-current	74,518	82,456
Total operating lease liabilities	$90,003	$95,398
The components of lease expense were as follows:

	For the years ended March 31,
	2022	2021
Operating lease expense	13,482	$15,210
Variable lease expense	3,837	2,462
Short-term lease expense was immaterial during the years ended March 31, 2022 and 2021.
Cash outflows from operating leases were $17.3 million and $9.9 million, respectively, for the years ended March 31, 2022 and 2021.
The following table presents supplemental lease information:

	March 31, 2022	March 31, 2021
Weighted average remaining lease term	7.4 years	8.4 years
Weighted average discount rate	4.0%	4.0%

The following table presents maturity of lease liabilities under the Company's non-cancellable operating leases as of March 31, 2022:

2023	$18,692
2024	13,697
2025	12,537
2026	11,339
2027	10,032
Thereafter	38,617
Total lease payments	104,914
Less: imputed interest	(14,911)
Present value of lease liabilities	$90,003
Lease Assignment
In the fourth quarter of fiscal 2018, the Company entered into a 132-month lease agreement (the "Agreement") with CAP Phase I, a Delaware limited liability company (the "Landlord"), to rent approximately 162,000 square feet of office space in a new building in San Jose, California. The lease term began on January 1, 2019. On April 30, 2019, due to the Company's rapid growth and greater than anticipated future space needs, the Company entered into an assignment and assumption (the "Assignment") of the Agreement with the Landlord and Roku Inc., a Delaware corporation ("Roku"), whereby the Company assigned to Roku the Agreement. Pursuant to the Assignment, the Company was released from all of its obligations under the lease and the related standby letter of credit, which is secured by restricted cash of $0.8 million, is expected to be released during the first quarter of fiscal 2023. The Company received the reimbursement of base rent and direct expenses of $6.4 million from Roku in the fourth quarter of fiscal 2021 in accordance with the Assignment. The obligations related to the Agreement were not included in the right-of-use asset or lease liabilities as of March 31, 2021. The remaining obligations related to the Assignment of $0.8 million, including the termination fee of $0.8 million, were recorded in Other accrued liabilities in the Company's consolidated balance sheet as of March 31, 2021. These obligations were subsequently paid during fiscal 2022, and there are no obligations remaining as of March 31, 2022.
6. COMMITMENTS AND CONTINGENCIES
Indemnifications
In the normal course of business, the Company may agree to indemnify other parties, including customers, lessors, and parties to other transactions with the Company with respect to certain matters, such as breaches of representations or covenants or intellectual property infringement or other claims made by third parties. These agreements may limit the time within which an indemnification claim can be made and the amount of the claim. In addition, the Company has entered into indemnification agreements with its officers and directors.
It is not possible to determine the maximum potential amount of the Company's exposure under these indemnification agreements due to the limited history of prior indemnification claims and the unique facts and circumstances involved in each particular agreement. Historically, payments made by the Company under these agreements have not had a material impact on the Company's operating results, financial position, or cash flows. Under some of these agreements, however, the Company's potential indemnification liability might not have a contractual limit.
Operating Leases
The Company's lease obligations consist of the Company's principal facility and various leased facilities under operating lease agreements. See Note 5. Leases for more information on the Company's leases and the future minimum lease payments.
Purchase Obligations
The Company's purchase obligations include contracts with third-party customer support vendors and third-party network service providers. These contracts include minimum monthly commitments and the requirements to maintain the service level for several months. The total contractual minimum commitments were approximately $33.5 million as of March 31, 2022.

Legal Proceedings
The Company may be involved in various claims, lawsuits, investigations, and other legal proceedings, including intellectual property, commercial, regulatory compliance, securities, and employment matters that arise in the normal course of business. The Company determines whether an estimated loss from a contingency should be accrued by assessing whether a loss is deemed probable and can be reasonably estimated. The Company regularly evaluates current information to determine whether any accruals should be adjusted and whether new accruals are required. Actual claims could settle or be adjudicated against the Company in the future for materially different amounts than the Company has accrued due to the inherently unpredictable nature of litigation. Legal costs are expensed as incurred.
The Company believes it has recorded adequate provisions for any such lawsuits and claims and proceedings as of March 31, 2022. The Company believes that damage amounts claimed in these matters are not meaningful indicators of potential liability. Some of the matters pending against the Company involve potential compensatory, punitive, or treble damage claims or sanctions, that, if granted, could require the Company to pay damages or make other expenditures in amounts that could have a material adverse effect on its Consolidated Financial Statements. Given the inherent uncertainties of litigation, the ultimate outcome of the ongoing matters described herein cannot be predicted, and the Company believes it has valid defenses with respect to the legal matters pending against it. Nevertheless, the Consolidated Financial Statements could be materially adversely affected in a particular period by the resolution of one or more of these contingencies.
Wage and Hour Litigation. On September 21, 2020, the Company received a copy of a letter filed by a former employee, Plaintiff Denise Rivas, with the California Labor and Workforce Development Agency (“LWDA”) providing notice of the Plaintiff’s intent to bring a Private Attorney General Act (“PAGA”) claim, on behalf of the Company’s non-exempt employees based in California, for alleged California wage and hour practices violations. On September 25, 2020, the Plaintiff filed a separate class action complaint (the “Class Complaint”) in Santa Clara County Superior Court against the Company in which she alleges 10 causes of action, on behalf of herself and all of the Company’s non-exempt employees based in California for the last four years, related to violations of California state wage and hour practices and the federal Fair Credit Reporting Act. The Class Complaint was served on the Company on September 29, 2020. On October 28, 2020, the Company filed a general denial of all claims and asserted various affirmative defenses. On October 29, 2020, the Company removed the matter to Federal Court. On December 1, 2020, Plaintiff filed a companion PAGA lawsuit complaint (the “PAGA Complaint”) in Santa Clara County Superior Court against the Company, in which she alleges 6 violations of California state wage and hour practices for all of the Company's current and former non-exempt employees based in California from September 16, 2019 to the present. The PAGA Complaint was served on the Company on December 11, 2020. On January 26, 2021, the Company filed a general denial of all claims and asserted various affirmative defenses to the PAGA Complaint. Both actions were scheduled for a joint mediation in September 2021, and discovery was stayed in both actions pending completion of the mediation. On January 26, 2021, the Company filed a general denial of all claims and asserted various affirmative defenses to the PAGA Complaint. A joint mediation for both actions was held in September 2021 and the parties reached a preliminary settlement of all claims, which was finalized on November 23, 2021. The parties have remanded the Class Complaint matter to Santa Clara County Superior Court in order to consolidate the matter with PAGA Complaint matter for court approval and administration of the settlement. Plaintiff has filed an unopposed motion for preliminary approval of the settlement on May 17, 2022, in advance of the parties’ June 9, 2022 hearing before the Santa Clara County Superior Court.
State and Local Taxes and Surcharges
From time to time, the Company has received inquiries from a number of state and local taxing agencies with respect to the remittance of sales, use, telecommunications, excise, and income taxes. Several jurisdictions currently are conducting tax audits of the Company's records. The Company collects or has accrued for taxes that it believes are required to be remitted. The amounts that have been remitted have historically been within the accruals established by the Company. The Company adjusts its accrual when facts relating to specific exposures warrant such adjustment. During the second quarter of fiscal 2019, the Company conducted a periodic review of the taxability of its services and determined that certain services may be subject to sales, use, telecommunications or other similar indirect taxes in certain jurisdictions. A similar review was performed on the taxability of services provided by Fuze and it was determined that certain services may be subject to sales, use, telecommunications or other similar indirect taxes in certain jurisdictions. Accordingly, the Company recorded contingent indirect tax liabilities. As of March 31, 2022 and 2021, the Company had accrued contingent indirect tax liabilities of $17.2 million and $3.1 million, respectively.
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
In November 2019, the Company issued an additional $75.0 million aggregate principal amount of 0.50% convertible senior notes (the "First Additional Notes") due 2024 in a registered offering under the same indenture as the Initial Notes. The total net proceeds from the First Additional Notes, after deducting initial purchase discounts, debt issuance costs and costs of the capped call transactions described below, were approximately $64.6 million.

In December 2021, the Company issued an additional $137.5 million aggregate principal amount of its currently outstanding 0.50% convertible senior notes (the "Second Additional Notes", and together with the Initial Notes and the First Additional Notes, the "Notes") due 2024 in a private placement under the same indenture as the Initial Notes and the First Additional Notes. The total net proceeds from the Second Additional Notes, after deducting initial purchase discounts and debt issuance costs, were approximately $134.3 million. The Company did not enter into any capped calls in connection with this transaction. Both the First Additional Notes and Second Additional Notes constitute a further issuance of, and form a single series with, the Initial Notes. Immediately after giving effect to the issuance of the Second Additional Notes, the Company had $500.0 million aggregate principal amount of convertible senior notes.
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
On or after October 1, 2023, until the close of business on the second scheduled trading day immediately preceding the maturity date, holders may convert all or any portion of their Notes, regardless of the foregoing circumstances. Upon conversion, the Company will satisfy its conversion obligation by paying or delivering, as the case may be, cash, shares of common stock, or a combination of cash and shares of common stock, at the Company's election. The Company’s current intent is to settle the principal amount of the Notes in cash upon conversion. During the year ended March 31, 2022, the conditions allowing holders of the Notes to convert were not met.
The Company may not redeem the Notes prior to February 4, 2022. On or after February 4, 2022, the Company may redeem for cash all or part of the Notes at the redemption price equal to 100% of the principal amount thereof, plus accrued and unpaid interest, if the last reported sale price of the common stock has been at least 130% of the conversion price then in effect for at least 20 trading days (whether or not consecutive) during any 30 consecutive trading day period (including the last trading day of such period) ending on, and including, the trading day immediately preceding the date on which the Company provides a redemption notice. If a fundamental change (as defined in the indenture governing the notes) occurs at any time, holders of Notes may require the Company to repurchase for cash all or any portion of their Notes at a repurchase price equal to 100% of the principal amount of the Notes to be repurchased, plus accrued and unpaid interest to, but excluding, the fundamental change repurchase date.
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
Upon issuance, the Company separated the Notes into liability and equity components. The carrying amount of the liability component was calculated by measuring the fair value of similar debt instruments, which do not have an associated convertible feature. The carrying amounts of the equity components representing the conversion option for the Initial Notes, First Additional Notes, and Second Additional Notes were $64.9 million, $12.4 million, and $15.6 million respectively, and were determined by deducting the fair value of the liability component from the par value of the Notes. The equity components are not remeasured as long as they continue to meet the condition for equity classification. The excess of the principal amounts of the liability components over the carrying amounts (“debt discount”) in connection with the Initial Notes and the First Additional Notes and Second Additional Notes are amortized to interest expense at the effective interest rates of 6.5% and 5.3%, respectively, over the terms of the Notes.
The Company allocated the total issuance cost incurred to the liability and equity components of the Notes based on their relative value. Issuance costs attributable to the liability component were recorded as reduction to the liability portion of the Notes and are being amortized to interest expense over the terms of the Notes. Issuance costs attributable to the equity component were netted with the equity component in stockholders’ equity.
The following table presents the net carrying amount and fair value of the liability component of the Notes:

	March 31, 2022	March 31, 2021
Principal	$500,000	$362,500
Unamortized debt discount	(48,657)	(53,323)
Unamortized issuance costs	(3,891)	(742)
Net carrying amount	$447,452	$308,435
Unamortized debt discount and issuance costs will be amortized over the remaining life of the Notes, which is approximately 22 months.
Interest expense recognized related to the Notes was as follows:

	For the years ended March 31,
	2022	2021
Contractual interest expense	$2,271	$1,813
Amortization of debt discount	20,105	16,664
Amortization of issuance costs	299	234
Total interest expense	$22,675	$18,711
Capped Call
In connection with the pricing of the Initial and First Additional Notes, the Company entered into privately negotiated capped call transactions (the "Capped Calls") with certain counterparties. The Capped Calls each have an initial strike price of approximately $25.68 per share, subject to certain adjustments, which correspond to the initial conversion price of the Initial and First Additional Notes. The Capped Calls have initial cap prices of $39.50 per share, subject to certain adjustments. The Capped Calls are expected to partially offset the potential dilution to the Company’s Common Stock upon any conversion of the Initial and First Additional Notes, with such offset subject to a cap based on the cap price. The Capped Calls cover, subject to anti-dilution adjustments, approximately 14.1 million shares of the Company’s Common Stock. The Capped Calls are subject to adjustment upon the occurrence of specified extraordinary events affecting the Company, including merger events, tender offers, and announcement events. In addition, the Capped Calls are subject to certain specified additional disruption events that may give rise to a termination of the Capped Calls, including nationalization, insolvency or delisting, changes in law, failures to deliver, insolvency filings, and hedging disruptions. For accounting purposes, the Capped Calls are separate transactions, and not part of the terms of the Initial and First Additional Notes. As these transactions meet certain accounting criteria, the Capped Calls are recorded in stockholders' equity and are not accounted for as derivatives. The costs of $33.7 million incurred to purchase the Capped Calls in connection with the Initial Notes and $9.3 million in connection with the First Additional Notes were recorded as a reduction to additional paid-in capital and will not be remeasured.
The net impact to the Company’s stockholders’ equity, included in additional paid-in capital, relating to the issuance of the Initial and First Additional Notes and Second Additional Notes was as follows:

	Second Additional Notes	First Additional Notes	Initial Notes
Conversion option	$15,960	$12,810	$66,700
Payments for capped call transactions	$—	$(9,288)	$(33,724)
Issuance costs	$(361)	$(436)	$(1,848)
Total	$15,599	$3,086	$31,128
8. STOCK-BASED COMPENSATION AND STOCKHOLDERS' EQUITY
2006 Stock Plan

In May 2006, the Company's board of directors approved the 2006 Stock Plan (the "2006 Plan"). The Company's stockholders subsequently adopted the 2006 Plan in September 2006, which became effective in October 2006. The Company reserved 7.0 million shares of the Company's common stock for issuance under this plan. The 2006 Plan provides for granting incentive stock options to employees and non-statutory stock options to employees, directors or consultants. The stock option price of incentive stock options granted may not be less than the fair market value on the effective date of the grant. Other types of options and awards under the 2006 Plan may be granted at any price approved by the administrator, which generally will be the compensation committee of the board of directors. Options generally vest over four years and expire ten years after grant. In 2009, the 2006 Plan was amended to provide for the granting of stock purchase rights. The 2006 Plan expired in May 2016. As of March 31, 2022, there were no shares available for future grants under the 2006 Plan.
2012 Equity Incentive Plan
In June 2012, the Company's board of directors approved the 2012 Equity Incentive Plan (the "2012 Plan"). The Company's stockholders subsequently adopted the 2012 Plan in July 2012, which became effective in August 2012. The Company reserved 4.1 million shares of the Company's common stock for issuance under this plan. In August 2014, 2016, 2018 and 2019, the 2012 Plan was amended to allow for an additional 6.8 million shares, 4.5 million shares, 16.3 million shares, and 12.0 million shares reserved for issuance, respectively. The 2012 Plan provides for granting incentive stock options to employees and non-statutory stock options to employees, directors or consultants, and granting of stock appreciation rights, restricted stock, restricted stock units and performance units, qualified performance-based awards, and stock grants. The stock option price of incentive stock options granted may not be less than the fair market value on the effective date of the grant. Other types of options and awards under the 2012 Plan may be granted at any price approved by the administrator, which generally will be the compensation committee of the board of directors. Options, restricted stock, and restricted stock units generally vest over three or four years and expire ten years after grant. The 2012 Plan expires in June 2022. As of March 31, 2022, 8.7 million shares remained available for future grants under the 2012 Plan.
2013 New Employee Inducement Incentive Plan
In September 2013, the Company's board of directors approved the 2013 New Employee Inducement Incentive Plan (the "2013 Plan"). The Company reserved 1.0 million shares of the Company's common stock for issuance under this plan. In November 2014, the 2013 Plan was amended to allow for an additional 1.2 million shares reserved for issuance. In July 2015, the 2013 Plan was amended to allow for an additional 1.2 million shares reserved for issuance. In connection with its approval of the August 2016 amendments to the 2012 Plan, the Board of Directors has approved the suspension of future grants under the 2013 Plan, which became effective immediately upon stockholder approval of the proposed 2012 Plan amendments in August 2016. In addition, the 2013 Plan was amended to reduce the number of shares reserved for issuance under the 2013 Plan to the number of shares that are then subject to outstanding awards under the 2013 Plan, leaving no shares available for future grant. The 2013 Plan provided for granting non-statutory stock options, stock appreciation rights, restricted stock, restricted stock and performance units, and stock grants solely to newly hired employees as a material inducement to accepting employment with the Company. Options were granted at market value on the grant date under the 2013 Plan, unless determined otherwise at the time of grant by the administrator, which generally will be the compensation committee of the board of directors. Grants generally vest over four years and expire ten years after grant.
2017 New Employee Inducement Incentive Plan
In October 2017, the Company's board of directors approved the 2017 New Employee Inducement Incentive Plan (the "2017 Plan"). The Company reserved 1.0 million shares of the Company's common stock for issuance under this plan. In January 2018, the 2017 Plan was amended to allow for an additional 1.5 million shares to be reserved for issuance. In December 2020, the 2017 Plan was further amended to allow for an additional 1.4 million shares to be reserved for issuance. In February 2022, the 2017 Plan was further amended to allow for an additional 1.5 million shares to be reserved for issuance. The 2017 Plan provides for granting non-statutory stock options, stock appreciation rights, restricted stock, and performance units and stock grants solely to newly hired employees as a material inducement to accepting employment with the Company. Options are granted at market value on the grant date under the 2017 Plan, unless determined otherwise at the time of grant by the administrator, which generally will be the compensation committee of the board of directors. Grants generally vest over three years and expire ten years after grant. As of March 31, 2022, 1.4 million shares remained available for future grants under the 2017 plan.
Stock-Based Compensation
The following table presents stock-based compensation expense:

	Years Ended March 31,
	2022	2021	2020
Cost of service revenue	$8,815	$8,811	$5,330
Cost of other revenue	4,717	4,384	3,051
Research and development	32,655	31,641	19,712
Sales and marketing	47,202	33,869	20,205
General and administrative	39,942	28,933	22,580
Total	$133,331	$107,638	$70,878
Stock Options
The following table presents the stock option activity during the years ended March 31, 2022, 2021, and 2020 (shares in thousands):

	Number of Shares	Weighted Average Exercise Price Per Share
Outstanding at March 31, 2019	3,114	$9.45
Granted	—	—
Exercised	(785)	8.77
Canceled/Forfeited	(55)	17.01
Outstanding at March 31, 2020	2,274	9.50
Exercised	(426)	8.67
Canceled/Forfeited	(35)	22.05
Outstanding at March 31, 2021	1,813	9.46
Exercised	(915)	7.89
Canceled/Forfeited	(31)	21.90
Outstanding at March 31, 2022	867	10.67

Vested and expected to vest March 31, 2022	867	10.67
Exercisable at March 31, 2022	861	$10.60
The total intrinsic value of options exercised in the years ended March 31, 2022, 2021, and 2020, was $15.3 million, $8.0 million and $10.1 million, respectively.
As of March 31, 2022, there was $41,000 of total unrecognized compensation cost related to stock options, which is expected to be recognized over a weighted average period of approximately 0.4 years.
The Company did not grant any stock options during fiscal years 2022, 2021, or 2020.
The fair value of each of the Company's option grants has been estimated on the date of grant using the Black-Scholes pricing model. No option grants were made in the fiscal years 2022, 2021 or 2020.

Stock Purchase Rights
There were no activities related to stock purchase rights during the years ended March 31, 2022, 2021, and 2020.
As of March 31, 2022, there was no unrecognized compensation cost related to stock purchase rights.
Restricted Stock Units
The following table presents the RSU activity during the years ended March 31, 2022, 2021, and 2020 (shares in thousands):

	Number of Shares	Weighted Average Grant Date Fair Value	Weighted Average Remaining Contractual Term (in Years)
Balance at March 31, 2019	6,836	$17.45	2.38
Granted	5,592	20.50
Vested and released	(2,771)	16.87
Forfeited	(1,545)	19.13
Balance at March 31, 2020	8,112	19.43	1.96
Granted	6,256	18.73
Vested and released	(4,579)	18.90
Forfeited	(1,143)	18.96
Balance at March 31, 2021	8,646	19.27	1.85
Granted	8,333	21.37
Vested and released	(5,146)	19.82
Forfeited	(2,458)	20.85
Balance at March 31, 2022	9,375	$20.41	2.11
As of March 31, 2022, there was $119.5 million of total unrecognized compensation cost related to RSUs.
During fiscal 2022 and 2021, the Company offered its employees an opportunity to receive a portion of their future cash salary and bonus for the year in shares of the Company's common stock, which resulted in the release of approximately 298,414 shares during the year.

Performance Stock Units
PSUs are issued to a group of executives with vesting that is contingent on both market performance and continued service. The PSUs generally vest over periods ranging from one to three years based on Total Shareholder Return ("TSR"), as measured relative to specified market indices during the period from grant date through vesting date. A 2x multiplier will be applied for each percentage point of positive or negative relative TSR, such that the number of shares of common stock earned will increase or decrease by 2% of the target number of shares, subject to a maximum of 200% of the target number of shares. In the event that the Company’s relative TSR performance is less than negative 30%, relative to the specified index, no shares will be earned for the applicable performance period. All PSU awards vest at the end of the respective performance periods, for those executives with continued service.

The following table presents the PSU activity during the years ended March 31, 2022, 2021, and 2020 (shares in thousands):

	Number of Shares	Weighted Average Grant Date Fair Value	Weighted Average Remaining Contractual Term (in Years)
Balance at March 31, 2019	984	$19.23	1.39
Granted	293	21.40
Granted for performance achievement[1]	547	21.40
Vested and released	(673)	17.61
Forfeited	(72)	17.52
Balance at March 31, 2020	1,079	22.05	1.40
Granted	1,013	29.00
Granted for performance achievement[1]	43	29.00
Vested and released	(350)	19.05
Forfeited	(209)	22.38
Balance at March 31, 2021	1,576	27.33	1.24
Granted	497	30.41
Granted for performance achievement[1]	20	30.41
Vested and released	(250)	17.15
Forfeited	(817)	23.45
Balance at March 31, 2022	1,026	35.36	0.89
1 Represents additional PSUs awarded as a result of the achievement of performance goals above the performance targets established at grant.
As of March 31, 2022, there was $26.1 million of total unrecognized compensation cost related to PSUs.
The PSUs granted were valued for compensation expense purposes at weighted average share price determined by the Monte Carlo simulations using volatility factors and risk-free rates as follows:

Year ended March 31,	Value per Weighted Average Share	Volatility Range			Risk Free Interest Rate Range
2022	$30.98	58.65%	—	59.67%	0.34%	—	0.40%
2021	$29.07	55.66%	—	60.68%	0.15%	—	0.18%

1996 Employee Stock Purchase Plan
The Company's Amended and Restated 1996 Stock Purchase Plan (the "Employee Stock Purchase Plan") was adopted in June 1996 and became effective upon the closing of the Company's initial public offering in July 1997. In May 2006, the Company's board of directors approved a ten-year extension of the Employee Stock Purchase Plan. Stockholders approved the ten-year extension of the Employee Stock Purchase Plan at the 2006 Annual Meeting of Stockholders held September 2006. The Board of Directors then approved the Second Amended and Restated 1996 Stock Purchase Plan in May 2017 which (i) eliminated the expiration date of the plan and (ii) approved a ten-year “evergreen provision” which would increase annually the number of shares available for issuance by up to 500,000 on the first day of each fiscal year. Stockholders approved these changes in August 2017. In May 2020, the Company’s board of directors approved the Amended and Restated 1996 Employee Stock Purchase Plan which (i) eliminated the “evergreen provision” and (ii) reserved for issuance 3,000,000 additional shares. At the

2020 Annual Meeting of Stockholders in August, these changes were approved. As a result of these amendments, the Employee Stock Purchase Plan is effective until terminated by the board of directors. During fiscal 2022, 2021 and 2020, approximately 0.7 million, 0.7 million, and 0.6 million shares, respectively, were issued under the Amended and Restated Employee Stock Purchase Plan.
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
As of March 31, 2022, there was approximately $3.6 million of unrecognized compensation cost related to employee stock purchases. This cost is expected to be recognized over a weighted average period of 0.54 years.
The estimated fair value of stock purchase rights granted under the Employee Stock Purchase Plan was estimated using the Black-Scholes pricing model with the following weighted-average assumptions:

	Years Ended March 31,
	2022	2021	2020
Expected volatility	45%	84%	32%
Expected dividend yield	—	—	—
Risk-free interest rate	0.57%	0.11%	1.79%
Weighted average expected term (in years)	0.8 years	0.7 years	0.7 years
Weighted average fair value of rights granted	$5.81	$8.00	$5.66
Stock Repurchases
In May 2017, the Company's board of directors authorized the Company to purchase $25.0 million of its common stock from time to time under the 2017 Repurchase Plan (the "Repurchase Plan"). The Repurchase Plan expires when the maximum purchase amount is reached, or upon the earlier revocation or termination by the board of directors. The remaining amount available under the Repurchase Plan as of March 31, 2022 was approximately $7.1 million.
In December 2021, in a private placement, the Company's board of directors authorized the Company to repurchase approximately $45.0 million of its common stock from certain qualified investors in connection with the issuance of $137.5 million in additional aggregate principal amount of its 0.50% Convertible Senior Notes due 2024.
9. INCOME TAXES
For the years ended March 31, 2022, 2021, and 2020, the Company recorded a benefit for income taxes of $0.4 million, provision for income taxes of $0.8 million, and $0.8 million, respectively. For the year ended March 31, 2022, the Company recorded a deferred tax benefit of $1.2 million related to the release of an existing valuation allowance as a result of change in circumstances caused by the acquisition of Fuze. The components of the consolidated provision for income taxes for fiscal 2022, 2021, and 2020 consisted of the following:

	March 31,
Current:	2022	2021	2020
Federal	$—	$—	$—
State	145	31	185
Foreign	721	812	647
Total current tax provision	866	843	832
Deferred
Federal	(984)	—	—
State	(269)	—	—
Foreign	—	—	—
Total deferred tax provision	(1,253)	—	—
Income tax (benefit) provision	$(387)	$843	$832
The Company's loss from continuing operations before income taxes included $12.9 million, $15.3 million, and $9.0 million of foreign subsidiary income for the years ended March 31, 2022, 2021, and 2020, respectively. The Company is permanently reinvesting the earnings of its profitable foreign subsidiaries. The Company intends to reinvest these profits in expansion of overseas operations. If the Company were to remit these earnings, the tax impact would be immaterial.
Deferred tax assets and (liabilities) were comprised of the following:

	March 31,
	2022	2021
Deferred tax assets
Net operating loss carryforwards	$350,242	$145,655
Research and development and other credit carryforwards	26,127	22,794
Stock-based compensation	14,877	12,669
Reserves and allowances	23,880	6,198
Lease liability	20,614	22,424
Fixed assets and intangibles	836	6,091
Gross deferred tax assets	436,576	215,831
Valuation allowance	(349,093)	(160,450)
Total deferred tax assets	$87,483	$55,381
Deferred tax liabilities
Intangibles	(28,529)	—
Deferred sales commissions	(32,857)	(27,166)
Convertible debt	(12,066)	(12,695)
Lease asset	(14,145)	(15,520)
Net deferred taxes	$(114)	$—
The Company assesses the realizability of deferred tax assets based on the available evidence, including a history of taxable income and estimates of future taxable income. In assessing the realizability of deferred tax assets, the Company considers whether it is more likely than not that all or some portion of deferred tax assets will not be realized. For the year ended March 31, 2022, the Company continues to maintain a full valuation allowance against its deferred tax assets as it considered the cumulative losses in recent periods to be substantial negative evidence. At March 31, 2022, management determined that a valuation allowance of approximately $349.1 million was needed, compared with approximately $160.5 million as of March 31, 2021.
At March 31, 2022, the Company had federal net operating loss carryforwards of approximately $1,322.1 million, of which $490.5 million are related to years prior to fiscal 2019 and begin to expire in 2023. The remaining $831.6 million carry forward indefinitely. As of March 31, 2022, the Company has state net operating loss carry-forwards of $1,067.9 million, which expire at various dates between 2023 and 2042. In addition, at March 31, 2022, the Company had research and development credit carryforwards for federal and California tax reporting purposes of approximately $17.3 million and $19.6 million, respectively. The federal income tax credit carryforwards will expire at various dates between 2023 and 2042, while the California income tax credits will carry forward indefinitely. A reconciliation of the Company's provision (benefit) for income taxes to the amounts computed using the statutory United States federal income tax rate is as follows:

	Years Ended March 31,
	2022	2021	2020
Tax benefit at statutory rate	$(36,909)	$(34,492)	$(36,163)
State income taxes before valuation allowance, net of federal effect	(7,754)	(7,445)	(7,680)
Foreign tax rate differential	(2,056)	(2,206)	(1,422)
Research and development credits	(3,362)	(4,078)	(3,892)
Change in valuation allowance	49,620	47,225	51,741
Compensation/option differences	(6,788)	(5,045)	(6,584)
Non-deductible compensation	7,606	6,194	3,017
Other	(744)	690	1,815
Total income tax provision (benefit)	$(387)	$843	$832
For the years ended March 31, 2022, 2021, and 2020, the statutory federal rate of 21% was used.
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

	Unrecognized Tax Benefits
	2022	2021	2020
Balance at beginning of year	$7,053	$6,115	$5,033
Gross increases - tax position in prior period	1,918	—	—
Gross increases - tax position related to the current year	951	1,140	1,082
Settlements	(63)	—	—
Lapse of statute of limitations	(19)	(202)	—
Currency	10	—	—
Balance at end of year	$9,850	$7,053	$6,115
At March 31, 2022, the Company had unrecognized tax benefits of $9.9 million, all of which, if recognized, would favorably affect the company's effective tax rate. The Company does not expect its unrecognized tax benefits to change significantly over the next 12 months.
The Company's policy for recording interest and penalties associated with tax examinations is to record such items as a component of operating expense income before taxes. For the year ended March 31, 2022, the Company recognized $0.2 million in penalty and interest related to unrecognized tax benefits. During the years ended March 31, 2021 and 2020, the Company did not recognize any interest or penalties related to unrecognized tax benefits.
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
The Company files United States federal and state income tax returns in jurisdictions with varying statutes of limitations. Due to the Company’s net operating loss and tax credit carryforwards, the fiscal years 2002 and forward generally remain subject to examination by federal and most state tax authorities.

10. NET LOSS PER SHARE
The following is a reconciliation of the weighted average number of common shares outstanding used in calculating basic and diluted net loss per share (dollars in thousands, except per share data):

	For the years ended March 31,
	2022	2021	2020
Net loss	$(175,383)	$(165,585)	$(172,368)
Weighted average common shares outstanding - basic and diluted (in thousands)	113,354	105,700	99,999

Net loss per share - basic and diluted	$(1.55)	$(1.57)	$(1.72)
The following potentially dilutive common shares were excluded from the calculation of diluted earnings per share because their inclusion would have been anti-dilutive (shares in thousands):

	For the years ended March 31,
	2022	2021	2020
Stock options	867	1,813	2,274
Restricted stock units and Performance stock units	10,401	10,221	9,191
Potential shares attributable to the ESPP	761	555	582
Total anti-dilutive shares	12,029	12,589	12,047
11. GEOGRAPHICAL INFORMATION
The following tables set forth the geographic information for each period:

	Revenue for the Years Ended March 31,
	2022	2021	2020
United States	$443,118	$390,758	$350,368
International	195,012	141,586	95,869
Total revenue	$638,130	$532,344	$446,237

	Property and Equipment as of March 31,
	2022	2021
United States	$73,967	$87,945
International	5,049	5,131
Total property and equipment, net	$79,016	$93,076
12. ACQUISITIONS
Wavecell
On July 17, 2019, the Company acquired Wavecell, by acquiring all of the outstanding shares for a total purchase price of $117.1 million, comprising of $72.8 million in cash and $44.3 million in shares of the common stock of the Company . The acquisition was accounted for as a business combination under the acquisition method and, accordingly, the total purchase price was allocated to the tangible and intangible assets acquired and the liabilities assumed based on their estimated fair value on the acquisition date. The goodwill recognized was primarily attributed to increased synergies that are expected to be achieved from the integration of Wavecell and is not expected to be deductible for income tax purposes.
Fuze
On January 18, 2022, the Company acquired 100% of the outstanding shares of common stock of Fuze for a total consideration of $213.8 million, which consisted of $132.9 million in cash and $80.9 million in shares of common stock of the Company, of which, $1.3 million in cash and up to 1,153,523 shares were held back. Fuze is a provider of cloud-based, unified communications, and contact center services. The Company’s strategic rationale for acquiring Fuze includes acquiring Fuze’s existing customer base and migrating them onto 8x8’s platforms, retaining engineering talent, and deploying research and development efforts into 8x8’s roadmap. Since the acquisition date, the results of Fuze’s operations have been included in the Company's consolidated financial statements, including service revenue of $23.9 million, other revenue of $0.2 million, and net loss of $0.7 million.

The Fuze acquisition was accounted for as a business combination in accordance with ASC 805, Business Combinations, Treatment as a business combination is based upon the following primary considerations: the counterparties in the transaction are not under common control with the Company, there is no concentration of substantially all fair values of assets acquired in a single asset or group of similar asset, and Fuze had substantive processes that contributed to the ability to produce outputs, including an organized workforce which was acquired.

The Company has determined the fair values of the assets acquired and liabilities assumed at the transaction date. The following table summarizes the purchase price allocation (in thousands):

January 18, 2022
Fair value of consideration transferred	$213,784

Estimated fair value of assets acquired:
Cash and cash equivalents	$6,081
Accounts receivable	15,110
Other current assets	2,857
Property and equipment	1,406
Operating lease, right-of-use assets	7,261
Intangible assets	119,400
Restricted cash, non-current	868
Other assets	176
Total assets acquired	$153,159

Estimated fair value of liabilities assumed:
Accounts payable	$(3,250)
Accrued compensation	(3,590)
Accrued taxes	(16,510)
Operating lease liabilities, current	(2,570)
Deferred revenue, current	(14,765)
Other accrued liabilities	(14,420)
Operating lease liabilities, non-current	(4,341)
Deferred revenue, net of current portion	(10,229)
Other liabilities, non-current	(5,817)
Total liabilities assumed	$(75,492)
Total identifiable net assets	77,667
Goodwill	136,117
Fair value of consideration transferred	$213,784
The following table summarizes the components of intangible assets acquired and their estimated useful lives as of the acquisition date:

	Fair Value	Useful life (in Years)
Customer relationships	$99,400	9
Developed technology	19,500	3
Trade name, trademarks, and domain names	500	1
Total intangible assets	$119,400
The fair value of trade names, trademarks, and domain names and developed technology were estimated using the income approach, specifically the relief-from-royalty method which estimated the cost savings that accrue to the owner of the intangible assets that would otherwise be payable as royalties or license fees on revenues earned through the use of the asset. Significant assumptions under the relief-from-royalty method include revenue growth rate, net of attrition, royalty rate, income tax rate, discount rate, and tax amortization benefits. The fair value of customer relationships was estimated using the multi-period excess earnings method. The multi-period excess earnings method model estimates revenues and cash flows derived from the asset and then deducts portions of the cash flow that can be attributed to supporting assets. Significant assumptions under the multi-period excess earnings method include revenue growth rate, net of attrition, expenses, contributory asset charges, income tax rate, discount rate, and tax amortization benefits. The resulting cash flow, which is attributable solely to the asset acquired, is then discounted at a rate of return commensurate with the associated risk of the asset to calculate the present value. Refer to Note 4, Intangible Assets, for more details.

None of the goodwill is expected to be deductible for income tax purposes.

The fair value of accounts receivables acquired is approximately $15.1 million, with the gross contractual amount being $29.6 million. The Company expects $14.5 million of the gross contractual amount to be uncollectible.

Under the terms of the merger agreement, former Fuze stockholders may accept or reject the Company's calculated working capital adjustments. The Fuze securityholders' representative accepted the working capital calculations on May 2, 2022. Accordingly, the Company does not expect changes to recorded goodwill as a result of working capital adjustments.

The Company incurred acquisition-related transaction costs of $9.7 million during the year ended March 31, 2022. All acquisition-related costs were expensed as incurred and have been recorded as general and administrative expenses in the consolidated statements of operations.

Unaudited Supplemental Pro-forma Information

The following unaudited pro forma consolidated results of operations are based on the assumption as if the Fuze acquisition was completed as of April 1, 2020:

	Year ended March 31,
(In thousands, except per share amounts)	2022	2021
	Unaudited
Revenue	$737,660	$657,755
Net loss	$(216,909)	$(257,673)
Net loss per share (basic and diluted)	$(1.84)	$(2.36)

The unaudited pro forma results above include adjustments related to the purchase price allocation that had the effect of increase in amortization of identifiable intangible assets, increase in the non-recurring transaction costs, and impact of the related income tax effect of these adjustments. The unaudited pro forma revenue, net loss, and loss per share information has been prepared by management for illustrative purposes only and are not necessarily indicative of the consolidated financial position or results of operations in future periods or the results that would have been realized had the Company and Fuze been combined during the specified periods. The unaudited pro forma revenue, net loss, and loss per share information do not reflect any operating efficiencies and/or cost savings that the Company may achieve with respect to the combined companies, or any liabilities that may result from integration activities.

13. UNAUDITED SELECTED CONSOLIDATED QUARTERLY FINANCIAL DATA
The following tables summarize selected consolidated quarterly financial data for the years ended March 31, 2022 and 2021, (dollars In thousands, except per share amounts):

	Three Months Ended
	March 31, 2022	December 31, 2021	September 30, 2021	June 30, 2021
Fiscal 2022
Total revenues	$181,372	$156,874	151,557	$148,327
Gross profit	112,871	97,040	92,090	88,571
Loss from operations	(40,539)	(37,618)	(37,157)	(38,827)
Net loss	(45,583)	(43,571)	(42,324)	(43,906)
Net loss per share:
Basic and diluted	$(0.39)	$(0.38)	$(0.38)	$(0.40)

	Three Months Ended
	March 31, 2021	December 31, 2020	September 30, 2020	June 30, 2020
Fiscal 2021
Total revenues	$144,719	$136,685	129,133	$121,807
Gross profit	83,606	76,277	72,637	69,674
Loss from operations	(40,036)	(35,255)	(33,098)	(37,760)
Net loss	(45,034)	(40,225)	(38,413)	(41,913)
Net loss per share:
Basic and diluted	$(0.42)	$(0.38)	$(0.37)	$(0.40)
14. SUPPLEMENTAL FINANCIAL INFORMATION
Property and equipment consisted of the following:

	March 31,
	2022	2021
Computer equipment	$46,037	$40,905
Software development costs	103,190	91,816
Software licenses	8,103	7,798
Leasehold improvements	29,064	28,714
Furniture and fixtures	5,013	5,565
Construction in progress	5,303	10,651
Total property and equipment	196,710	185,449
Less: accumulated depreciation and amortization	(117,694)	(92,373)
Total property and equipment, net	$79,016	$93,076
Depreciation and amortization expense was $42.1 million, $39.0 million, and $28.4 million for the years ended March 31, 2022, 2021, and 2020, respectively.
Other current assets consisted of the following:

	March 31,
	2022	2021
Prepaid expense	$24,220	$17,971
Contract assets, current	10,514	12,840
Other current assets	3,265	3,284
Total other current assets	$37,999	$34,095

Other current liabilities consisted of the following:

	March 31,
	2022	2021
Liability related to lease assignment	$—	$869
Accrued liabilities	23,167	13,586
Total other current liabilities	$23,167	$14,455

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
None.
ITEM 9A. CONTROLS AND PROCEDURES
Changes in Internal Control Over Financial Reporting
There have not been any changes in the Company's internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act, during the most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting. We have not experienced any material impact to our internal controls over financial reporting despite the fact that most of our employees are working remotely due to the COVID-19 pandemic. We are continually monitoring and assessing the COVID-19 situation on our internal controls to minimize the impact on their design and operating effectiveness.
Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, as of March 31, 2022. As permitted by SEC guidance for newly acquired businesses, this evaluation did not include an assessment of those disclosure controls and procedures that are subsumed by and did not include an assessment of internal control over financial reporting as it relates to Fuze, which was acquired on January 18, 2022. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of March 31, 2022, our disclosure controls and procedures were effective.
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
As discussed in Note 12, Acquisitions, to the Notes to Consolidated Financial Statements, the Company completed the acquisition of Fuze on January 18, 2022. On January 18, 2022, the Company completed the acquisition of Fuze, Inc., which is now a wholly-owned subsidiary of the Company, with total assets and total revenue representing 2.9% percent and 3.8% percent, respectively, of the related consolidated financial statement amounts as of and for the year ended March 31, 2022.The Company has excluded Fuze from its assessment of the effectiveness of its internal control over financial reporting as of March 31, 2022. In accordance with guidance issued by the SEC for newly acquired businesses, companies are permitted to exclude business combinations from their final assessment of internal control over financial reporting during the year of acquisition while integrating the acquired operations.

Based on our assessment, management has concluded that its internal control over financial reporting was effective as of March 31, 2022.
Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risks that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
Moss Adams LLP, an independent registered public accounting firm, has audited and reported on the consolidated financial statements of 8x8 and on the effectiveness of our internal control over financial reporting. The report of Moss Adams LLP is contained in Item 8 of this Annual Report on Form 10-K.
ITEM 9B. OTHER INFORMATION
None.

PART III
Certain information required by Part III is omitted from this Annual Report on Form 10-K. The Registrant will file its definitive Proxy Statement for its Annual Meeting of Stockholders pursuant to Regulation 14A of the Exchange Act, not later than 120 days after the end of the fiscal year covered by this Annual Report, and certain information included in the 2022 Proxy Statement is incorporated herein by reference.
ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
Information regarding our directors and corporate governance will be presented in our definitive proxy statement for our 2022 Annual Meeting of Stockholders to be held on or about July 12, 2022, which information is incorporated into this Annual Report by reference. However, certain information regarding current executive officers found under the heading "Information About Our Executive Officers" in Item 1 of Part I hereof is also incorporated by reference in response to this Item 10.
We have adopted a Code of Conduct and Ethics that applies to our principal executive officer, principal financial officer, and all other employees at 8x8, Inc. This Code of Conduct and Ethics is posted in the corporate governance section of our website at http://investors.8x8.com. We intend to satisfy the disclosure requirement under Item 5.05 of Form 8-K regarding an amendment to, or waiver from, a provision of this Code of Conduct and Ethics by posting such information in the corporate governance section on our website at http://investors.8x8.com.
ITEM 11. EXECUTIVE COMPENSATION
Information relating to executive compensation will be presented in our definitive proxy statement for our 2022 Annual Meeting of Stockholders to be held on or about July 12, 2022, which information is incorporated into this Annual Report by reference.
ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
Information relating to securities authorized for issuance under equity compensation plans and other information required to be provided in response to this item will be presented in our definitive proxy statement for our 2022 Annual Meeting of Stockholders to be held on or about July 12, 2022, which information is incorporated into this Annual Report by reference. In addition, descriptions of our equity compensation plans are set forth in Note 8, Stock-Based Compensation and Stockholders' Equity, in the Notes to Consolidated Financial Statements included in this Annual Report.
ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE
Information required to be provided in response to this item will be presented in our definitive proxy statement for our 2022 Annual Meeting of Stockholders to be held on or about July 12, 2022, which information is incorporated into this Annual Report by reference.
ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES
Information required to be provided in response to this item will be presented in our definitive proxy statement for our 2022 Annual Meeting of Stockholders to be held on or about July 12, 2022, which information is incorporated into this Annual Report by reference.

PART IV
ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES
(a)(1) Financial Statements. The information required by this item is included in Item 8.
SCHEDULE II
VALUATION AND QUALIFYING ACCOUNTS
(Dollars in Thousands)

Description	Balance at Beginning of Year	Additions Charged to Expenses	Deductions (a)	Balance at End of Year
Total Allowance for Credit Losses:
Year ended March 31, 2020:	$864	$3,067	$(825)	$3,106
Year ended March 31, 2021 (b):	$3,106	$7,374	$(2,302)	$8,178
Year ended March 31, 2022:	$8,178	$1,997	$(3,658)	$6,517
(a) The deductions related to allowance for credit losses represent financial assets which were written off.
(b) In fiscal 2021, the Company adopted ASU 2016-13, Financial Instruments—Credit Losses. For the year ended March 31, 2021, Additions Charged to Expenses includes $2.8 million, which was the cumulative effect adjustment for the change in accounting principle to the opening balance of fiscal 2021 retained earnings.

(a)(3) Exhibits. The following exhibits are included herein or incorporated herein by reference.

		Incorporated by Reference
Exhibit Number	Exhibit Description	Company Form	Filing Date	Exhibit Number	Filed Herewith
2.1	Share Purchase Agreement, dated as of July 17, 2019, by and among, 8x8, Inc., Wavecell Pte. Ltd., the Sellers named herein, and Qualgro Partners Pte. Ltd.+	10-Q	7/31/2019	2.1
2.2	Agreement and Plan of Merger, dated as of November 30, 2021, by and among 8x8, Inc., Eagle Merger Sub, LLC, Fuze, Inc. and Shareholder Representative Services LLC, as the Seller Agent.	8-K	12/1/2021	2.1
3.1	Restated Certificate of Incorporation of Registrant, dated August 22, 2012	10-K	5/28/2013	3.1
3.2	Amended and Restated By-Laws of 8x8, Inc.	8-K	7/28/2015	3.2
4.1	Description of Capital Stock				X
4.2	Indenture dated as of February 19, 2019, between 8x8, Inc. and Wilmington Trust, National Association, as trustee (including form of Note)	8-K	2/19/2019	4.1
10.1	Form of Indemnification Agreement for Directors and Certain officers*	10-Q	7/31/2015	10.3
10.2	Form of Capped Call Confirmation	8-K	2/19/2019	10.1
10.3	Form of Capped Call Confirmation	8-K	11/21/2019	10.1
10.3	Amended and Restated 2017 Executive Change-In-Control and Severance Policy*
10.7	8x8, Inc. Amended and Restated 2012 Equity Incentive Plan, effective July 27, 2020*	10-Q	10/29/2020	10.1
10.8	Form of Stock Option Agreement under the 8x8, Inc. Amended and Restated 2012 Equity Incentive Plan*	S-8	8/28/2012	10.20
10.9	Form of Notice of Grant of Restricted Stock Unit Award and Agreement under the 8x8, Inc. Amended and Restated 2012 Equity Incentive Plan*	10-Q	10/29/2020	10.21
10.10	8x8, Inc. Third Amended and Restated 1996 Employee Stock Purchase Plan, effective August 10, 2020*	10-Q	1/29/2021	10.3
10.11	8x8, Inc. Amended and Restated 2017 New Employee Inducement Incentive Plan*	S-8	2/4/2022	10.1
10.12	Form of Stock Option Agreement under the 8x8, Inc. Amended and Restated 2017 New Employee Inducement Incentive Plan*	S-8	11/2/2017	10.24
10.13	Form of Notice of Grant of Restricted Stock Unit Award and Agreement under the 8x8, Inc. Amended and Restated 2017 New Employee Inducement Incentive Plan*	S-8	11/2/2017	10.25
10.14	8x8, Inc. 2006 Stock Plan, as amended*	10-K	5/26/2009	10.7
10.15	Form of Stock Option under the 8x8, Inc. 2006 Stock Plan, as amended*	10-Q	2/7/2007	10.1
10.16	8x8, Inc. Amended and Restated 2013 New Employee Inducement Incentive Plan*	10-Q	10/29/2020	10.34
10.17	Form of Stock Option Agreement under the 8x8, Inc. Amended and Restated 2013 New Employee Inducement Incentive Plan*	S-8	9/10/2013	10.24
10.18	Form of Notice of Grant of Restricted Stock Unit Award and Agreement under the 8x8, Inc. Amended and Restated 2013 New Employee Inducement Incentive Plan*	S-8	9/10/2013	10.25
10.19	Employment Agreement dated August 27, 2018, as amended October 23, 2018, between 8x8, Inc. and Matthew Zinn*	10-Q	11/7/2018	10.37
10.20	Temporary Secondment Agreement, between Samuel Wilson and 8x8, Inc., dated as of January 13, 2020*	10-Q	8/4/2020	10.3

Incorporated by Reference
Exhibit Number	Exhibit Description	Company Form	Filing Date	Exhibit Number	Filed Herewith
10.21	Employment Agreement dated December 9, 2020 between 8x8, Inc. and David Sipes*	8-K	12/10/2020	10.1
21.1	Subsidiaries of 8x8, Inc.				X
23.1	Consent of Independent Registered Public Accounting Firm				X
24.1	Power of Attorney (included in signature page)				X
31.1	Certification of Chief Executive Officer of the Registrant pursuant to Rule 13a-14				X
31.2	Certification of Chief Financial Officer of the Registrant pursuant to Rule 13a-14				X
32.1	Certification of Chief Executive Officer of the Registrant pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002				X
32.2	Certification of Chief Financial Officer of the Registrant pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002				X
101	The following financial statements from the Company's Annual Report on Form 10-K for the year ended March 31, 2021, formatted in Inline XBRL: (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Operations, (iii) Consolidated Statements of Comprehensive Loss, (iv) Consolidated Statements of Stockholders’ Equity, (v) Consolidated Statements of Cash Flows and (vi) Notes to Consolidated Financial Statements, tagged as blocks of text and including detailed tags XBRL Instance Document				X
104	The cover page from the Company's Annual Report on Form 10-K for the year ended March 31, 2020, formatted in Inline XBRL				X
+ Certain schedules and exhibits to this agreement have been omitted in accordance with Item 601(b)(2) of Regulation S-K. A copy of any omitted schedule and/or exhibit will be furnished to the Securities and Exchange Commission on request.
* Indicates management contract or compensatory plan or arrangement.
ITEM 16. FORM 10-K SUMMARY
None.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant, 8x8, Inc., a Delaware corporation, has duly caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Campbell, State of California, on May 27, 2022.

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
Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report on Form 10-K has been signed by the following persons in the capacities and on the date indicated:

Signature	Title	Date

/s/ David Sipes David Sipes	Chief Executive Officer and Director (Principal Executive Officer)	May 27, 2022

/s/ Samuel Wilson Samuel Wilson	Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)	May 27, 2022

/s/ Jaswinder Pal Singh Jaswinder Pal Singh	Chairman and Director	May 27, 2022

/s/ Monique Bonner Monique Bonner	Director	May 27, 2022

/s/Todd Ford Todd Ford	Director	May 27, 2022

/s/Alison Gleeson Alison Gleeson	Director	May 27, 2022

/s/ Vladimir Jacimovic Vladimir Jacimovic	Director	May 27, 2022

/s/ Eric Salzman Eric Salzman	Director	May 27, 2022

/s/ Elizabeth Theophille Elizabeth Theophille	Director	May 27, 2022