Form 10-Q
period 2022-06-30
8X8 INC /DE/
filed 2022-08-01
CIK 1023731

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM	10-Q
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2022
OR
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.    ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes    ☐        No    ☒
The number of shares of the Registrant's Common Stock outstanding as of July 25, 2022 was 119,964,673.

8X8, INC.
INDEX TO QUARTERLY REPORT ON FORM 10-Q
FOR THE QUARTER ENDED JUNE 30, 2022

Forward-Looking Statements and Risk Factors
Statements contained in this quarterly report on Form 10-Q, or this "Quarterly Report", regarding our expectations, beliefs, estimates, intentions or strategies are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 ( the "Securities Act") and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). Any statements contained herein that are not statements of historical fact may be deemed to be forward-looking statements. For example, words such as "may," "will," "should," "estimates," "predicts," "potential," "continue," "strategy," "believes," "anticipates," "plans," "expects," "intends," and similar expressions are intended to identify forward-looking statements. These forward-looking statements include, but are not limited to, statements regarding: industry trends; our number of customers; service revenue; cost of service revenue; research and development expenses; whether we will increase research and development spending relative to fiscal 2022; reduce unit costs and improve gross profit margin, operating margin or drive sustained growth and increasing profitability and cash flow; hiring of employees; sales and marketing expenses; and general and administrative expenses in future periods; and the impact of the COVID-19 pandemic. You should not place undue reliance on these forward-looking statements. Actual results and trends may differ materially from historical results and those projected in any such forward-looking statements depending on a variety of factors. These factors include, but are not limited to:
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
•our reliance on infrastructure of third-party network service providers;
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
•risks that any reduction in spending may not achieve the desired result or may result in a reduction in revenue;
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
Please refer to the "Risk Factors" section of our annual report on Form 10-K for the fiscal year ended March 31, 2022 (the "Form 10-K"), as modified by the "Risk Factors" section of this Quarterly Report, and subsequent Securities and Exchange Commission ("SEC") filings for additional factors that could materially affect our financial performance. All forward-looking statements included in this Quarterly Report are based on information available to us on the date hereof, and we assume no obligation to update any such forward-looking statements. Readers are urged to carefully review and consider the various disclosures made in this Quarterly Report, which attempts to advise interested parties of the risks and factors that may affect our business, financial condition, results of operations, and prospects.

Our fiscal year ends on March 31 of each calendar year. Each reference to a fiscal year in this Quarterly Report refers to the fiscal year ended March 31 of the calendar year indicated (for example, fiscal 2023 refers to the fiscal year ended March 31, 2023). Unless the context requires otherwise, references to "we," "us," "our," "8x8," and the "Company" refer to 8x8, Inc. and its consolidated subsidiaries.
All dollar amounts within this Quarterly Report are in thousands of United States Dollars ("Dollars") unless otherwise noted.

PART I. Financial Information
ITEM 1. Financial Statements
8X8, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands)

	June 30, 2022	March 31, 2022
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$92,686	$91,205
Restricted cash, current	590	8,691
Short-term investments	48,945	44,845
Accounts receivable, net	55,441	57,400
Deferred sales commission costs, current	36,510	35,482
Other current assets	38,545	37,999
Total current assets	272,717	275,622
Property and equipment, net	73,876	79,016
Operating lease, right-of-use assets	59,859	63,415
Intangible assets, net	122,737	128,213
Goodwill	265,029	266,867
Restricted cash, non-current	818	818
Long-term investments	—	2,671
Deferred sales commission costs, non-current	76,083	75,668
Other assets, non-current	18,028	17,978
Total assets	$889,147	$910,268

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$42,584	$49,721
Accrued compensation	33,713	36,319
Accrued taxes	31,864	32,573
Operating lease liabilities, current	14,424	15,485
Deferred revenue, current	34,064	34,262
Other accrued liabilities	18,767	23,167
Total current liabilities	175,416	191,527
Operating lease liabilities, non-current	71,806	74,518
Convertible senior notes, net	494,444	447,452
Deferred revenue, non-current	11,023	11,430
Other liabilities, non-current	2,936	2,975
Total liabilities	755,625	727,902
Commitments and contingencies (Note 6)
Stockholders' equity:
Preferred stock	—	—
Common stock	120	118
Additional paid-in capital	895,602	956,599
Accumulated other comprehensive loss	(16,391)	(7,913)
Accumulated deficit	(745,809)	(766,438)
Total stockholders' equity	133,522	182,366
Total liabilities and stockholders' equity	$889,147	$910,268
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

8X8, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited, in thousands except per share amounts)

	Three Months Ended June 30,
	2022	2021
Service revenue	$179,161	137,796
Other revenue	8,459	10,531
Total revenue	187,620	148,327
Operating expenses:
Cost of service revenue	53,547	46,010
Cost of other revenue	13,126	13,746
Research and development	34,955	25,392
Sales and marketing	83,527	75,915
General and administrative	29,219	26,091
Total operating expenses	214,374	187,154
Loss from operations	(26,754)	(38,827)
Other income (expense), net	1,116	(4,823)
Loss before provision for income taxes	(25,638)	(43,650)
Provision for income taxes	405	256
Net loss	$(26,043)	$(43,906)

Net loss per share:
Basic and diluted	$(0.22)	$(0.40)
Weighted average number of shares:
Basic and diluted	119,721	109,925

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

8X8, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(Unaudited, in thousands)

	Three Months Ended June 30,
	2022	2021
Net loss	$(26,043)	$(43,906)
Other comprehensive income (loss), net of tax
Unrealized loss on investments in securities	(94)	(33)
Foreign currency translation adjustment	(8,384)	283
Comprehensive loss	$(34,521)	$(43,656)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

8X8, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(Unaudited, in thousands)

	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total
	Shares	Amount
Balance at March 31, 2022	117,863	$118	$956,599	$(7,913)	$(766,438)	$182,366
Adjustment related to adoption of ASU 2020-06	—	—	(92,832)	—	46,672	(46,160)
Issuance of common stock under stock plans, less withholding	1,796	2	63	—	—	65
Stock-based compensation expense	—	—	31,807	—	—	31,807
Unrealized investment loss	—	—	—	(94)	—	(94)
Foreign currency translation adjustment	—	—	(35)	(8,384)	—	(8,419)
Net loss	—	—	—	—	(26,043)	(26,043)
Balance at June 30, 2022	119,659	$120	$895,602	$(16,391)	$(745,809)	$133,522

	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total
	Shares	Amount
Balance at March 31, 2021	109,135	$109	$755,643	$(4,193)	$(591,055)	$160,504
Issuance of common stock under stock plans, less withholding	1,562	2	3,438	—	—	3,440
Stock-based compensation expense	—	—	36,508	—	—	36,508
Unrealized investment loss	—	—	—	(33)	—	(33)
Foreign currency translation adjustment	—	—	—	283	—	283
Net loss	—	—	—	—	(43,906)	(43,906)
Balance at June 30, 2021	110,697	$111	$795,589	$(3,943)	$(634,961)	$156,796

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

8X8, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Three Months Ended June 30,
	2022	2021
Cash flows from operating activities:
Net loss	$(26,043)	$(43,906)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	2,789	2,922
Amortization of intangible assets	5,476	1,285
Amortization of capitalized internal-use software costs	5,964	7,243
Amortization of debt discount and issuance costs	831	4,393
Amortization of deferred sales commission costs	9,166	8,245
Allowance for credit losses	695	383
Operating lease expense, net of accretion	3,121	3,459
Stock-based compensation expense	27,814	36,587
Other	456	713
Changes in assets and liabilities:
Accounts receivable	(99)	924
Deferred sales commission costs	(9,246)	(11,615)
Other current and non-current assets	(692)	(2,550)
Accounts payable and accruals	(13,786)	(5,063)
Deferred revenue	(605)	1,012
Net cash provided by operating activities	5,841	4,032

Cash flows from investing activities:
Purchases of property and equipment	(971)	(878)
Capitalized internal-use software costs	(2,309)	(6,546)
Purchases of investments	(18,838)	(28,721)
Sales of investments	1,937	10,299
Proceeds from maturities of investments	15,590	14,700
Acquisition of business	(1,250)	—
Net cash provided by (used in) investing activities	(5,841)	(11,146)

Cash flows from financing activities:
Finance lease payments	—	(4)
Tax-related withholding of common stock	—	(99)
Proceeds from issuance of common stock under employee stock plans	65	3,538
Net cash provided by financing activities	65	3,435

Effect of exchange rate changes on cash	(6,685)	436
Net decrease in cash, cash equivalents and restricted cash	(6,620)	(3,243)
Cash, cash equivalents and restricted cash, beginning of year	100,714	121,172
Cash, cash equivalents and restricted cash, end of year	$94,094	$117,929
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Supplemental and non-cash disclosures:

	For the years ended June 30,
	2022	2021
Income taxes paid	$461	$337

Reconciliation of cash, cash equivalents and restricted cash to the consolidated balance sheets:

	As of June 30,
	2022	2021
Cash and cash equivalents	$92,686	$109,288
Restricted cash, current	590	8,179
Restricted cash, non-current	818	462
Total cash, cash equivalents and restricted cash	$94,094	$117,929

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
BASIS OF PRESENTATION AND CONSOLIDATION
The accompanying condensed consolidated financial statements are unaudited and have been prepared in accordance with U.S. generally accepted accounting principles ("U.S. GAAP") and regulations of the Securities and Exchange Commission ("SEC") regarding interim financial reporting. Accordingly, certain information and disclosures normally included in the Company's annual consolidated financial statements prepared in accordance with U.S. GAAP have been condensed or omitted. These condensed consolidated financial statements should be read in conjunction with the Company's audited consolidated financial statements as of and for the fiscal year ended March 31, 2022, and notes thereto included in the Form 10-K. There were no material changes during the three months ended June 30, 2022, to the Company's significant accounting policies as described in the Form 10-K.
The unaudited condensed consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All intercompany accounts and transactions have been eliminated in consolidation. The Company conducts its operations through one reportable segment.
In the opinion of the Company's management, these condensed consolidated financial statements reflect all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair statement of the Company's financial position, results of operations, and cash flows for the periods presented. The results of operations for the interim periods presented are not necessarily indicative of the results to be expected for any subsequent quarter or for the entire year ending March 31, 2023.
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
OUT OF PERIOD ADJUSTMENTS
During the three months ended June 30, 2022, the Company recorded out of period adjustments of approximately $3.3 million including $2.1 million in subscription revenue related to a contract with one customer which was deferred in previous years, and $1.2 million of excess amounts reserved against bad debt during the fourth quarter of fiscal 2022. The impact of these adjustments was a $2.1 million increase in service revenue and decrease in contract assets, and a $1.2 million decrease in provision for bad debts and reduction in reserves.
RECENTLY ADOPTED ACCOUNTING PRONOUNCEMENTS
In August 2020, the Financial Accounting Standards Board (the “FASB”) issued Accounting Standards Update (“ASU”) 2020-06, Debt—Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging—Contracts in Entity’s Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity. Under ASU 2020-06, the embedded conversion features are no longer separated from the host contract for convertible instruments with conversion features that are not required to be accounted for as derivatives under Topic 815, or that do not result in substantial premiums accounted for as paid-in capital. Consequently, a convertible debt instrument will be accounted for as a single liability measured at its amortized cost, as long as no other features require bifurcation and recognition as derivatives. The new guidance also requires the if-converted method to be applied for all convertible instruments. ASU 2020-06 is effective for fiscal years beginning after December 15, 2021, with early adoption permitted. Adoption of the standard requires using either a modified retrospective or a full retrospective approach. Effective April 1, 2022, the Company adopted ASU 2020-06 using the modified retrospective approach. Adoption of the new standard resulted in a decrease to accumulated deficit of $46.7 million, a decrease to additional paid-in capital of $92.8 million, and an increase to convertible senior notes, net of $46.2 million.
Interest expense in future periods will be reduced as a result of accounting for the convertible debt instrument as a single liability measured at its amortized cost.
In March 2020, the FASB issued ASU No. 2020-04, Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting, which provides optional expedients and exceptions to U.S. GAAP guidance on contract modifications to ease the financial reporting burdens related to the expected market transition from the London Interbank Offered Rate ("LIBOR"), which is expected to be discontinued, to alternative reference rates. In January 2021, the FASB issued ASU No. 2021-01, Reference Rate Reform (Topic 848), which refines the scope of Topic 848 and clarifies some of its guidance. Effective April 1, 2022, the Company adopted ASU 2020-04 on a prospective basis. The impact of the adoption was immaterial to the Company's consolidated financial statements.
2. REVENUE RECOGNITION
Disaggregation of Revenue
The Company disaggregates its revenue by geographic region. See Note 11. Geographical Information.
Contract Balances
The following table provides amounts of receivables, contract assets, and deferred revenue from contracts with customers:

	June 30, 2022	March 31, 2022
Accounts receivable, net	$55,441	$57,400
Contract assets, current	11,402	10,514
Contract assets, non-current	13,574	15,171
Deferred revenue, current	34,064	34,262
Deferred revenue, non-current	11,023	11,430
Contract assets, current, contract assets, non-current, deferred revenue, current and deferred revenue, non-current are recorded on the Consolidated Balance Sheets in Other current assets, Other assets, and Other liabilities, non-current, respectively.
During the three months ended June 30, 2022, the Company recognized revenues of approximately $43.6 million that were included in deferred revenue at the beginning of the fiscal year.
Remaining Performance Obligations
The Company's subscription terms typically range from one to five years. Contract revenue from the remaining performance obligations that had not yet been recognized as of June 30, 2022 was approximately $700.0 million. This amount excludes contracts with an original expected length of less than one year. The Company expects to recognize revenue on approximately 80% of the remaining performance obligations over the next 36 months and approximately 20% over the remainder of the contract period.
For purposes of this disclosure, the Company excludes contracts with an original expected length of less than one year. Since the new and renewal contracts entered into with customers are generally for terms of one year or longer, updating this disclosure to include contracts with a term of one year or more presents a more appropriate measure of the Company's remaining performance obligations.
Deferred Sales Commission Costs
Amortization of deferred sales commission costs for the three months ended June 30, 2022 and 2021 was $9.2 million and $8.2 million, respectively. There were no material write-offs during the three months ended June 30, 2022 and 2021.

3. FAIR VALUE MEASUREMENTS
Cash, cash equivalents, and available-for-sale investments were as follows:

As of June 30, 2022	Amortized Costs	Gross Unrealized Gain	Gross Unrealized Loss	Estimated Fair Value	Cash and Cash Equivalents	Restricted Cash (Current & Non-current)	Short-Term Investments	Long-Term Investments
Cash	$77,885	$—	$—	$77,885	$77,885	$—	$—	$—
Level 1:
Money market funds	8,003	—	—	8,003	8,003	—	—	—
Treasury securities	3,157	—	(6)	3,151	—	—	3,151	—
Subtotal	89,045	—	(6)	89,039	85,888	—	3,151	—
Level 2:
Certificate of deposit	1,408	—	—	1,408	—	1,408	—	—
Commercial paper	24,604	—	(30)	24,574	6,798	—	17,776	—
Corporate debt	28,232	2	(216)	28,018	—	—	28,018	—
Subtotal	54,244	2	(246)	54,000	6,798	1,408	45,794	—
Total assets	$143,289	$2	$(252)	$143,039	$92,686	$1,408	$48,945	$—

As of March 31, 2022	Amortized Costs	Gross Unrealized Gain	Gross Unrealized Loss	Estimated Fair Value	Cash and Cash Equivalents	Restricted Cash (Current & Non-current)	Short-Term Investments	Long-Term Investments
Cash	$70,095	$—	$—	$70,095	$70,095	$—	$—	$—
Level 1:
Money market funds	12,865	—	—	12,865	12,865	—	—	—
Treasury securities	4,573	—	(7)	4,566	—	—	4,566	—
Subtotal	87,533	—	(7)	87,526	82,960	—	4,566	—
Level 2:
Certificate of deposit	9,509	—	—	9,509	—	9,509	—	—
Commercial paper	23,950	—	(34)	23,916	800	—	16,471	—
Corporate debt	27,442	—	(163)	27,279	7,445	—	23,808	2,671
Subtotal	60,901	—	(197)	60,704	8,245	9,509	40,279	2,671
Total assets	$148,434	$—	$(204)	$148,230	$91,205	$9,509	$44,845	$2,671
Certificate of deposit represents the Company's letters of credit securing leases for office facilities, the balance of which is included in Restricted cash, current and Restricted cash, non-current on the Company's Consolidated Balance Sheet.
The Company considers its investments available to support its current operations and has classified investments in debt securities as available-for-sale securities. The Company does not intend to sell any of its investments that are in unrealized loss positions and, as of June 30, 2022, has determined that it is not more likely than not that it will be required to sell any of these investments before recovery of the entire amortized cost basis.
The Company regularly reviews the changes to the rating of its securities at the individual security level by rating agencies and reasonably monitors the surrounding economic conditions to assess the risk of expected credit losses. As of June 30, 2022, the Company did not record any allowance for credit losses on its investments.
As of June 30, 2022 and March 31, 2022, the estimated fair value of the Company's Notes was $427.7 million and $470.5 million, respectively, which was determined based on the closing price for the Notes on the last trading day of the reporting period and is considered to be Level 2 in the fair value hierarchy due to limited trading activity of the Notes. See Note 7, Convertible Senior Notes and Capped Call.

4. INTANGIBLE ASSETS AND GOODWILL
The carrying value of intangible assets consisted of the following:

	June 30, 2022			March 31, 2022
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Technology	$46,714	$(22,208)	$24,506	$46,727	$(19,852)	$26,875
Customer relationships	105,821	(7,865)	97,956	105,827	(4,889)	100,938
Trade names and domains	580	(305)	275	583	(183)	400
Total acquired identifiable intangible assets	$153,115	$(30,378)	$122,737	$153,137	$(24,924)	$128,213
As of June 30, 2022, the weighted average remaining useful life for technology, customer relationships, and trade names and domains was 3.0 years, 8.5 years, and 0.8 years, respectively.
As of June 30, 2022, annual amortization of intangible assets, based upon existing intangible assets and current useful lives, is estimated to be the following:

Amount
2023	$15,625
2024	20,395
2025	19,095
2026	13,895
2027 and thereafter	53,727
Total	$122,737
The following table provides a summary of the changes in the carrying amounts of goodwill:

Amount
Balance at March 31, 2022	$266,867
Additions due to acquisitions	—
Foreign currency translation	(1,838)
Balance at June 30, 2022	$265,029

5. LEASES
Operating Leases
The following table provides balance sheet information related to operating leases:

	June 30, 2022	March 31, 2022
Assets
Operating lease, right-of-use assets	$59,859	$63,415

Liabilities
Operating lease liabilities, current	$14,424	$15,485
Operating lease liabilities, non-current	71,806	74,518
Total operating lease liabilities	$86,230	$90,003
The components of lease expense were as follows:

	Three Months Ended June 30,
	2022	2021
Operating lease expense	$3,121	$3,459
Variable lease expense	$1,587	$750
Short-term lease expense was immaterial during the three months ended June 30, 2022 and 2021.
Cash outflows from operating leases were $4.8 million and $4.2 million, respectively, for the three months ended June 30, 2022 and 2021.
The following table presents supplemental lease information:

	June 30, 2022	March 31, 2022
Weighted average remaining lease term	7.3 years	7.4 years
Weighted average discount rate	4.0%	4.0%
The following table presents maturity of lease liabilities under the Company's non-cancellable operating leases as of June 30, 2022:

2023	$15,380
2024	13,639
2025	12,481
2026	11,292
2027	10,008
Thereafter	37,350
Total lease payments	100,150
Less: imputed interest	(13,920)
Present value of lease liabilities	$86,230
Lease Assignment
In the fourth quarter of fiscal 2018, the Company entered into a lease agreement (the "Agreement") with CAP Phase I (the "Landlord"), to rent office space in San Jose, California. The lease term began on January 1, 2019. On April 30, 2019, due to the Company's rapid growth and greater than anticipated future space needs, the Company entered into an assignment and assumption (the "Assignment") of the Agreement with the Landlord and Roku Inc.("Roku"), whereby the Company assigned to Roku the Agreement. Pursuant to the Assignment, the Company was released from all of its obligations under the lease and the related standby letter of credit, which was secured by restricted cash of $0.8 million, was released in May 2022.

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
It is not possible to determine the maximum potential amount of the Company's exposure under these indemnification agreements due to the limited history of prior indemnification claims and the unique facts and circumstances involved in each particular agreement. Historically, payments made by the Company under these agreements have not had a material impact on the Company's operating results, financial position, or cash flows. Under some of these agreements, however, the Company's potential indemnification liability may not have a contractual limit.
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
The Company believes it has recorded adequate provisions for any such lawsuits and claims and proceedings as of June 30, 2022. The Company believes that damage amounts claimed in these matters are not meaningful indicators of potential liability. Some of the matters pending against the Company involve potential compensatory, punitive, or treble damage claims or sanctions, that, if granted, could require the Company to pay damages or make other expenditures in amounts that could have a material adverse effect on its Consolidated Financial Statements. Given the inherent uncertainties of litigation, the ultimate outcome of the ongoing matters described herein cannot be predicted, and the Company believes it has valid defenses with respect to the legal matters pending against it. Nevertheless, the Consolidated Financial Statements could be materially adversely affected in a particular period by the resolution of one or more of these contingencies.
Wage and Hour Litigation. On September 21, 2020, the Company received a copy of a letter filed by a former employee, Plaintiff Denise Rivas, with the California Labor and Workforce Development Agency (“LWDA”) providing notice of the Plaintiff’s intent to bring a Private Attorney General Act (“PAGA”) claim, on behalf of the Company’s non-exempt employees based in California, for alleged California wage and hour practices violations. On September 25, 2020, the Plaintiff filed a separate class action complaint (the “Class Complaint”) in Santa Clara County Superior Court against the Company in which she alleges 10 causes of action, on behalf of herself and all of the Company’s non-exempt employees based in California for the last four years, related to violations of California state wage and hour practices and the federal Fair Credit Reporting Act. The Class Complaint was served on the Company on September 29, 2020. On October 28, 2020, the Company filed a general denial of all claims and asserted various affirmative defenses. On October 29, 2020, the Company removed the matter to Federal Court. On December 1, 2020, Plaintiff filed a companion PAGA lawsuit complaint (the “PAGA Complaint”) in Santa Clara County Superior Court against the Company, in which she alleges 6 violations of California state wage and hour practices for all of the Company's current and former non-exempt employees based in California from September 16, 2019 to the present. The PAGA Complaint was served on the Company on December 11, 2020. On January 26, 2021, the Company filed a general denial of all claims and asserted various affirmative defenses to the PAGA Complaint. Both actions were scheduled for a joint mediation in September 2021, and discovery was stayed in both actions pending completion of the mediation. A joint mediation for both actions was held in September 2021 and the parties reached a preliminary settlement of all claims, which was finalized on November 23, 2021. The parties have remanded the Class Complaint matter to Santa Clara County Superior Court in order to consolidate the matter with the PAGA Complaint matter for court approval and administration of the settlement. Plaintiff has filed an unopposed motion for preliminary approval of the settlement on May 17, 2022, and the court issued an order preliminarily approving the settlement on June 13, 2022. The parties are proceeding to gather and provide class list information to the administrator for administration of the settlement.

State and Local Taxes and Surcharges
From time to time, the Company has received inquiries from a number of state and local taxing agencies with respect to the remittance of sales, use, telecommunications, excise, and income taxes. Several jurisdictions currently are conducting tax audits of the Company's records. The Company collects or has accrued for taxes that it believes are required to be remitted. The amounts that have been remitted have historically been within the accruals established by the Company. The Company adjusts its accrual when facts relating to specific exposures warrant such adjustment. During the second quarter of fiscal 2019, the Company conducted a periodic review of the taxability of its services and determined that certain services may be subject to sales, use, telecommunications or other similar indirect taxes in certain jurisdictions. A similar review was performed on the taxability of services provided by Fuze, Inc. and it was determined that certain services may be subject to sales, use, telecommunications or other similar indirect taxes in certain jurisdictions. Accordingly, the Company recorded contingent indirect tax liabilities. As of June 30, 2022 and March 31, 2022, the Company had accrued contingent indirect tax liabilities of $16.7 million and $17.2 million, respectively.
7. CONVERTIBLE SENIOR NOTES AND CAPPED CALLS
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
In November 2019, the Company issued an additional $75.0 million aggregate principal amount of 0.50% convertible senior notes (the "First Additional Notes") due 2024 in a registered offering under the same indenture as the Initial Notes. The total net proceeds from the First Additional Notes, after deducting underwriting discounts, debt issuance costs and costs of the capped call transactions described below, were approximately $64.6 million.
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
On or after October 1, 2023, until the close of business on the second scheduled trading day immediately preceding the maturity date, holders may convert all or any portion of their Notes, regardless of the foregoing circumstances. Upon conversion, the

Company will satisfy its conversion obligation by paying or delivering, as the case may be, cash, shares of common stock, or a combination of cash and shares of common stock, at the Company's election. The Company’s current intent is to settle the principal amount of the Notes in cash upon conversion. During the three months ended June 30, 2022, the conditions allowing holders of the Notes to convert were not met.
Under the terms of the Notes, the Company could not redeem the Notes prior to February 4, 2022. On or after February 4, 2022, the Company may redeem for cash all or part of the Notes at the redemption price equal to 100% of the principal amount thereof, plus accrued and unpaid interest, if the last reported sale price of the common stock has been at least 130% of the conversion price then in effect for at least 20 trading days (whether or not consecutive) during any 30 consecutive trading day period (including the last trading day of such period) ending on, and including, the trading day immediately preceding the date on which the Company provides a redemption notice. If a fundamental change (as defined in the indenture governing the notes) occurs at any time, holders of Notes may require the Company to repurchase for cash all or any portion of their Notes at a repurchase price equal to 100% of the principal amount of the Notes to be repurchased, plus accrued and unpaid interest, but excluding, the fundamental change repurchase date.
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
The following table presents the net carrying amount and fair value of the liability component of the Notes:

	June 30, 2022	March 31, 2022
Principal	$500,000	$500,000
Unamortized debt discount(1) and issuance costs	(5,556)	(52,548)
Net carrying amount	$494,444	$447,452
(1) The debt discount as of March 31, 2022 represents the discount resulting from the allocation of the equity component (conversion option) from the liability component of the Notes, net of issuance premium, prior to the adoption of ASU 2020-06 on April 1, 2022. Upon the adoption of ASU 2020-06, the equity component was reversed. As a result, June 30, 2022 debt discount represents only the issuance premium, which net against the issuance costs on the same line.

Prior to April 1, 2022, the Company accounted for the Notes as separate liability and equity components. On issuance, the carrying amount of the equity components was recorded as a debt discount and subsequently amortized to interest expense. Effective April 1, 2022, we adopted ASU 2020-06 using the modified retrospective approach. As a result, the Notes are accounted for as a single liability measured at its amortized cost, as no other embedded features require bifurcation and recognition as derivatives. Adoption of the new standard resulted in a decrease to accumulated deficit of $46.7 million, a decrease to additional paid-in capital of $92.8 million, and an increase to convertible senior notes, net of $46.2 million. The Notes have no original issuance discounts. Unamortized debt discount and issuance costs will be amortized over the remaining life of the Notes, which is approximately 19 months.
Interest expense recognized related to the Notes was as follows:

	For the three months ended June 30,
	2022	2021
Contractual interest expense	$625	$453
Amortization of debt discount and issuance costs	831	4,393
Total interest expense	$1,456	$4,846

Capped Calls
In connection with the pricing of the Initial and First Additional Notes, the Company entered into privately negotiated capped call transactions (the "Capped Calls") with certain counterparties. The Capped Calls each have an initial strike price of approximately $25.68 per share, subject to certain adjustments, which correspond to the initial conversion price of the Initial and First Additional Notes. The Capped Calls have initial cap prices of $39.50 per share, subject to certain adjustments. The Capped Calls are expected to partially offset the potential dilution to the Company’s Common Stock upon any conversion of the Initial and First Additional Notes, with such offset subject to a cap based on the cap price. The Capped Calls cover, subject to anti-dilution adjustments, approximately 14.1 million shares of the Company’s Common Stock. The Capped Calls are subject to adjustment upon the occurrence of specified extraordinary events affecting the Company, including merger events, tender offers, and announcement events. In addition, the Capped Calls are subject to certain specified additional disruption events that may give rise to a termination of the Capped Calls, including nationalization, insolvency or delisting, changes in law, failures to deliver, insolvency filings, and hedging disruptions. For accounting purposes, the Capped Calls are separate transactions, and not part of the terms of the Initial and First Additional Notes. As these transactions meet certain accounting criteria, the Capped Calls are recorded in stockholders' equity and are not accounted for as derivatives. The Capped Calls will not be remeasured as long as they continue to meet the conditions for equity classification.
8. STOCK-BASED COMPENSATION AND STOCKHOLDERS' EQUITY
2012 Equity Incentive Plan
In June 2012, the Company's board of directors approved the 2012 Equity Incentive Plan (the "2012 Plan"). The Company's stockholders subsequently adopted the 2012 Plan in July 2012, which became effective in August 2012. The Company reserved 4.1 million shares of the Company's common stock for issuance under this plan. In August 2014, 2016, 2018 and 2019, the 2012 Plan was amended to allow for an additional 6.8 million shares, 4.5 million shares, 16.3 million shares, and 12.0 million shares reserved for issuance, respectively. The 2012 Plan provided for granting incentive stock options to employees and non-statutory stock options to employees, directors or consultants, and granting of stock appreciation rights, restricted stock, restricted stock units and performance units, qualified performance-based awards, and stock grants. The stock option price of incentive stock options granted could not be less than the fair market value on the effective date of the grant. Options, restricted stock, and restricted stock units generally vest over three or four years and expire ten years after grant. The 2012 Plan expired in June 2022.
2017 New Employee Inducement Incentive Plan
For details on the 2017 New Employee Inducement Incentive Plan ("2017 Plan"), please refer to the Form 10-K. No grants were made under the 2017 Plan during the three months ended June 30, 2022. As of June 30, 2022, 1.8 million shares remained available for future grants under the 2017 Plan.
Stock-Based Compensation
The following table presents stock-based compensation expense (dollars in thousands):

	Three Months Ended June 30,
	2022	2021
Cost of service revenue	$2,664	$1,968
Cost of other revenue	1,111	1,071
Research and development	8,044	8,698
Sales and marketing	8,107	14,326
General and administrative	7,888	10,524
Total	$27,814	$36,587

Stock Options
The following table presents the stock option activity (shares in thousands):

	Number of Shares	Weighted Average Exercise Price Per Share
Outstanding at March 31, 2022	867	$10.67
Exercised	(11)	5.87
Canceled/Forfeited	(2)	22.25
Outstanding at June 30, 2022	854	$10.71

Vested and expected to vest June 30, 2022	854	$10.71
Exercisable at June 30, 2022	852	$10.69
The total intrinsic value of options exercised in the three months ended June 30, 2022 and 2021 was $40.0 thousand and $9.1 million respectively.
As of June 30, 2022, there was $14.0 thousand of total unrecognized compensation cost related to stock options, which is expected to be recognized over a weighted average period of approximately 0.3 years.
The Company did not grant any stock options during the three months ended June 30, 2022 and 2021.
The fair value of each of the Company's option grants has been estimated on the date of grant using the Black-Scholes pricing model. No option grants were made in the three months ended June 30, 2022 and 2021.
Stock Purchase Rights
There were no activities related to stock purchase rights during the three months ended June 30, 2022 and 2021.
As of June 30, 2022, there was no unrecognized compensation cost related to stock purchase rights.
Restricted Stock Units
The following table presents the RSU activity (shares in thousands):

	Number of Shares	Weighted Average Grant Date Fair Value	Weighted Average Remaining Contractual Term (in Years)
Balance at March 31, 2022	9,375	$20.41	2.11
Granted	8,528	6.36
Vested and released	(1,657)	21.00
Forfeited	(780)	17.94
Balance at June 30, 2022	15,466	$12.72	1.27
As of June 30, 2022, there was $130.7 million of total unrecognized compensation cost related to RSUs.

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

The following table presents the PSU activity (shares in thousands):

	Number of Shares	Weighted Average Grant Date Fair Value	Weighted Average Remaining Contractual Term (in Years)
Balance at March 31, 2022	1,026	$35.36	0.89
Granted	720	7.71
Granted for performance achievement[1]	—	—
Vested and released	(128)	25.65
Forfeited	(354)	37.65
Balance at June 30, 2022	1,264	$19.96	1.86
1 Represents additional PSUs awarded as a result of the achievement of performance goals above the performance targets established at grant.
As of June 30, 2022, there was $32.1 million of total unrecognized compensation cost related to PSUs.
Employee Stock Purchase Plan ("ESPP")
As of June 30, 2022, there was approximately $1.7 million of unrecognized compensation cost related to employee stock purchases. This cost is expected to be recognized over a weighted average period of 0.3 years. As of June 30, 2022, a total of 1.0 million shares were available for issuance under the ESPP.
Stock Repurchases
There were no stock repurchases during the three months ended June 30, 2022 and 2021.
9. INCOME TAXES
The Company's effective tax rate was (1.6)% and (0.6)% for the three months ended June 30, 2022 and 2021, respectively. The difference in the effective tax rate and the U.S. federal statutory rate was primarily due to the full valuation allowance the Company maintains against its deferred tax assets. The effective tax rate is calculated by dividing the Provision for income taxes by the Loss before provision for income taxes.

10. NET LOSS PER SHARE
The following is a reconciliation of the weighted average number of common shares outstanding used in calculating basic and diluted net loss per share (dollars in thousands, except per share data):

	Three Months Ended June 30,
	2022	2021
Net loss	$(26,043)	$(43,906)
Weighted average common shares outstanding - basic and diluted (in thousands)	119,721	109,925

Net loss per share - basic and diluted	$(0.22)	$(0.40)
The following potentially dilutive common shares were excluded from the calculation of diluted earnings per share because their inclusion would have been anti-dilutive (shares in thousands):

	Three Months Ended June 30,
	2022	2021
Stock options	854	1,413
Restricted stock units and Performance stock units	16,731	12,483
Potential shares attributable to the ESPP	1,047	444
Total anti-dilutive shares	18,632	14,340

11. GEOGRAPHICAL INFORMATION
The following tables set forth the geographic information for each period (dollars in thousands):

	Three Months Ended June 30,
	2022	2021
United States	$136,120	$103,658
International	51,500	44,669
Total revenue	$187,620	$148,327

	Property and Equipment as of
	June 30, 2022	March 31, 2022
United States	$69,469	$73,967
International	4,407	5,049
Total property and equipment, net	$73,876	$79,016
12. ACQUISITIONS
Fuze
On January 18, 2022, the Company acquired 100% of the outstanding shares of common stock of Fuze, Inc. for a total consideration of $213.8 million, which consisted of $132.9 million in cash and $80.9 million in shares of common stock of the Company, of which, approximately $1.3 million in cash and up to 1,153,523 shares were held back as part of the merger agreement, and 346,053 shares were held back (pursuant to indemnity obligations) and reserved for later issuance. Subsequently, in May 2022, the approximately $1.3 million in cash held back was released as part of the working capital adjustment. The results of Fuze, Inc.’s operations have been included in the Company's consolidated financial statements, including $29.5 million of revenue in the first quarter of fiscal 2023.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our condensed consolidated financial statements and related notes appearing elsewhere in this Quarterly Report. As discussed in the section titled “Forward-Looking Statements,” the following discussion and analysis contains forward-looking statements that involve risks and uncertainties, as well as assumptions that, if they never materialize or prove incorrect, could cause our results to differ materially from those expressed or implied by such forward-looking statements. Factors that could cause or contribute to these differences include, but are not limited to, those discussed below and elsewhere in this report, particularly those set forth under the section entitled "Risk Factors" in the Form 10-K.
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
Our flagship service is our 8x8 XCaaS platform, which is a unified, cloud-based technology platform that includes a range of enterprise-grade Unified Communications-as-a-Service (UCaaS) and Contact Center-as-a-Service (CCaaS) solutions. Our customers purchase service plans with increasing functionality designated as X1, X2, etc., through X8, based on the specific communication needs and customer engagement profile of each user. Because XCaaS serves as a single integration framework for communications across an organization, customers can reduce costs associated with provisioning and management, increase customization based on use cases, and ensure compliance with security and data privacy requirements on a global scale. XCaaS also includes integrations with more than 50 third party applications, including Microsoft Teams.

In January 2022, we acquired Fuze, Inc., a competitor in UCaaS for the enterprise, for approximately $213.8 million in stock and cash. The acquisition of Fuze, Inc. increased our installed base of enterprise customers and accelerated innovation on the XCaaS platform.
SUMMARY AND OUTLOOK
In the first quarter of fiscal 2023, our total revenue grew $39.3 million or approximately 26% year-over-year to $187.6 million. Excluding $29.5 million from the Fuze customer base, total revenue increased 7% from the first quarter of 2022.

Annualized Recurring Subscriptions and Usage Revenue (ARR) from strategic mid-market and enterprise customers represented 77% of total ARR and increased 45% compared to the same period in fiscal 2022. ARR associated with Small Business customers declined 7% year-over-year and accounted for 23% of total ARR, compared to 32% of ARR a year ago. We have focused our sales and marketing resources on increasing our enterprise ARR as a long-term strategy due to enterprise customers' longer commitments, higher retention and better efficiency ratios. Enterprise customers are also more likely to need the advanced capabilities of our contact center solutions and realize the advantages of our unified XCaaS platform. See "Key Business Metrics" section below for further discussion on how we define ARR.

At the end of the first quarter of fiscal 2023, enterprise customers accounted for 59% of total ARR and more than 35% of our ARR was derived from customers deploying the UCaaS and CCaaS capabilities of our XCaaS platform.

As part of our long-term strategy to increase profitability and cash flow, we continue to focus on reducing the cost of delivering our services and improving our operating efficiency, while increasing our revenue and ARR from XCaaS and enterprise customers. Continued innovation to meet the evolving needs of today’s workforce is a critical factor attracting and retaining high value enterprise customers. Our acquisition of Fuze, Inc. increased our engineering resources dedicated to innovation on our XCaaS platform.

In fiscal 2023, we remain committed to increasing our investment in research and development compared to fiscal 2022 because we believe innovation drives competitive advantage and is an important variable in achieving sustainable growth. We plan to continue our efforts to reduce our unit costs to improve our gross profit margin as our business scales. Additionally, we plan to reduce our investments in sales and marketing as a percentage of revenue as we focus on driving improved efficiencies in our customer acquisition and sales operations. We expect our focus on reducing unit costs and improving sales and marketing efficiency will result in improved operating margins and increased cash flow from operations. We believe that this approach of balancing increased investment in innovation with improved efficiency in other areas will enable the Company to achieve sustained growth and increasing profitability and cash flow.

IMPACT OF COVID-19
The full extent of the long-term impact of the COVID-19 pandemic on our business, operations and financial results will depend on numerous evolving factors that we may not be able to accurately predict, including those set forth under the section entitled "Risk Factors" in the Form 10-K. In an effort to contain COVID-19 or slow its spread, governments around the world have previously enacted various measures, including orders to close non-essential businesses, isolate residents to their homes, and practice social distancing. To protect the health and safety of our employees, our workforce continues to spend significant time working from home and travel has been curtailed for our employees as well as our customers. While we anticipate that the global health crisis caused by COVID-19 and the measures enacted to slow its spread will continue to negatively impact business activity across the globe, it is not clear what its full potential effects will be on our business, including the effects on our customers, suppliers or vendors, or on our financial results.
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
COMPONENTS OF RESULTS OF OPERATIONS
Service Revenue
Service revenue consists of communication services subscriptions, platform usage revenue, and related fees from our UCaaS, CCaaS, and CPaaS offerings. We plan to continue to invest resources to increase service revenue through a combination of increased sales and marketing efforts, expansion of our global connectivity, innovation in product and technology, and through strategic acquisitions of technologies and businesses.
Other Revenue
Other revenue consists of revenues from professional services, primarily in support of deployment of our solutions and/or platform, and revenues from sales and rentals of IP telephones in conjunction with our cloud telephony service. Other revenue is dependent on the number and size of customers who choose to purchase or rent an IP telephone in conjunction with our UCaaS service and choose to engage our professional services organization for implementation and deployment of our cloud UCaaS and CCaaS solutions.
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
(Benefit from) Provision for Income Taxes
(Benefit from) provision for income taxes consists primarily of foreign income taxes and state minimum taxes in the United States. As we expand the scale of our international business activities, any changes in the United States and foreign taxation of such activities may increase our overall provision for income taxes in the future. We have a valuation allowance for our United States deferred tax assets, including federal and state net operating loss carryforwards. We expect to maintain this valuation allowance until it becomes more likely than not that the benefit of our federal and state deferred tax assets will be realized by way of expected future taxable income in the United States.
RESULTS OF OPERATIONS
The following discussion should be read in conjunction with our condensed consolidated financial statements and the notes thereto. Our results of operations for the first quarter for fiscal 2023, and the discussion below, includes Fuze, Inc.'s results of operations, while the results of operations for our first quarter of fiscal 2022 did not include Fuze, Inc.’s results of operations, since it was acquired on January 18, 2022.
(Dollars in thousands)
Revenue
Service revenue

	Three Months Ended June 30,		Change
	2022	2021
Service revenue	$179,161	$137,796	$41,365	30.0%
Percentage of total revenue	95.5%	92.9%
Service revenue increased for the three months ended as of June 30, 2022, as compared to the three months ended as of June 30, 2021, primarily due to a net increase in our installed base of mid-market and enterprise customers, expanded deployments by existing customers, growth in related telecom usage by our customers, and our acquisition of Fuze, Inc., which contributed approximately $29.3 million in service revenue for the three months ended June 30, 2022. During the three months ended June 30, 2022, we also recorded an out of period adjustment of $2.1 million related to a contract with one customer which was deferred in previous years. The increase in service revenue reflected increased sales of our UCaaS and CCaaS solutions, increased adoption of our XCaaS integrated communication and collaboration platform, and growth in sales of our UCaaS direct routing solution for Microsoft Teams users. The increase in service revenue from these sources was partially offset by a decrease in usage revenue generated by our CPaaS products, primarily in the Asia-Pacific region.

We expect our service revenue to grow over time with our diverse platform offering as we increase the features and functionality of our platform and expand the global coverage of our UCaaS services.

Other revenue

	Three Months Ended June 30,		Change
	2022	2021
Other revenue	$8,459	$10,531	$(2,072)	(19.7)%
Percentage of total revenue	4.5%	7.1%
Other revenue decreased for the three months ended as of June 30, 2022 as compared to the three months ended as of June 30, 2021, due to a decrease in product revenue due to current supply chain issues for hardware and a decrease in professional services revenue.
No single customer represented more than 10% of our total revenues for the three months ended as of June 30, 2022 or the three months ended as of June 30, 2021.

Cost of Revenue

Cost of service revenue

	Three Months Ended June 30,		Change
	2022	2021
Cost of service revenue	$53,547	$46,010	$7,537	16.4%
Percentage of service revenue	29.9%	33.4%

Cost of service revenue increased for the three months ended as of June 30, 2022 as compared to the three months ended as of June 30, 2021, due to an increase in sales of our services, resulting in an increase of $9.1 million in communication infrastructure costs incurred to deliver our services, including those in connection with CPaaS, a $1.8 million increase in employee and consulting related costs, and a $1.0 million increase in depreciation and amortization of intangibles costs. These increases were partially offset by a $4.3 million decrease in stock-based compensation and amortization of intangibles.
We expect cost of service revenue will increase in absolute dollars, but decrease as a percentage of revenue in future periods.
Cost of other revenue

	Three Months Ended June 30,		Change
	2022	2021
Cost of other revenue	$13,126	$13,746	$(620)	(4.5)%
Percentage of other revenue	155.2%	130.5%
Cost of other revenue decreased for the three months ended as of June 30, 2022 as compared to the three months ended as of June 30, 2021, primarily due to decreased product costs associated with lower product shipments, partially offset by an increase in personnel and related costs to deliver our professional services.

Operating Expenses
Research and development

	Three Months Ended June 30,		Change
	2022	2021
Research and development	$34,955	$25,392	$9,563	37.7%
Percentage of total revenue	18.6%	17.1%
Research and development expenses increased for the three months ended as of June 30, 2022 as compared to the three months ended as of June 30, 2021 primarily due to a $4.5 million increase in personnel-related and consulting costs, a $3.2 million reduction in capitalized internal-use software costs, and a $1.6 million increase in software license and amortization. These increases were partially offset by a $0.5 million decrease in allocated facilities costs. Research and development as a percentage of revenue increased for the three months ended as of June 30, 2022 as compared to the three months ended as of June 30, 2021 primarily due to increased investment in developing our XCaaS platform, and the acquisition of Fuze, Inc., which increased engineering personnel.
We plan to continue to invest in research and development to support our efforts to expand the capabilities and scope of our XCaaS platform to enhance our users' experience. While we expect to continue to improve our cost structure and achieve operational efficiencies, we expect that research and development expenses will increase in absolute dollars in future periods as we continue to invest in our development efforts and vary from period-to-period as a percentage of revenue.
Sales and marketing

	Three Months Ended June 30,		Change
	2022	2021
Sales and marketing	$83,527	$75,915	$7,612	10.0%
Percentage of total revenue	44.5%	51.2%

Sales and marketing expenses increased for the three months ended as of June 30, 2022 as compared to the three months ended as of June 30, 2021, primarily due to a $8.6 million increase in channel commissions, a $2.9 million increase in amortization of intangibles, and a $1.0 million increase in amortization of deferred sales commission costs. These increases were partially offset by a decrease of $6.4 million in personnel-related and consulting expenditures, including a $6.2 million decrease in stock-based compensation expense. Sales and marketing decreased as a percentage of revenue for the three months ended as of June 30, 2022 as compared to the three months ended as of June 30, 2021 as a result of increased revenue, including revenue from the Fuze, Inc. acquisition.
We expect sales and marketing costs as a percent of revenue to decrease over time as we focus on improving our cost structure and achieving operational efficiencies.
General and administrative

	Three Months Ended June 30,		Change
	2022	2021
General and administrative	$29,219	$26,091	$3,128	12.0%
Percentage of total revenue	15.6%	17.6%

General and administrative expenses increased for the three months ended as of June 30, 2022 as compared to the three months ended as of June 30, 2021, primarily due to an increase of $1.9 million in legal and regulatory costs and $1.6 million in facilities costs. These increases were partially offset by a $1.1 million decrease in personnel-related and consulting expenditures, including a $2.6 million decrease in stock-based compensation expense. General and administrative as a percentage of revenue decreased for the three months ended as of June 30, 2022 compared to the three months ended as of June 30, 2021 primarily as a result of higher revenue, lower stock based compensation, and increased operational efficiency.
We expect to continue improving our cost structure and achieve operational efficiencies, and therefore, also expect that general and administrative expenses as a percentage of total revenue will decline over time.
Other income (expense), net

	Three Months Ended June 30,		Change
	2022	2021
Other income (expense), net	$1,116	$(4,823)	$5,939	123.1%
Percentage of total revenue	0.6%	(3.3)%
Other income (expense), net increased for the three months ended as of June 30, 2022 as compared to 2021 primarily due to a $3.4 million decrease in debt amortization costs as a result of adoption of ASU 2020-06 and $2.8 million related to foreign currency gains year over year.
Provision for income taxes

	Three Months Ended June 30,		Change
	2022	2021
Provision for income taxes	$405	$256	$149	58.2%
Percentage of total revenue	0.2%	0.2%
There was no material change to our provision for income taxes for the three months ended June 30, 2022, and no material changes are currently anticipated for the remainder of fiscal year 2023.
Liquidity and Capital Resources
As of June 30, 2022, we had $143.0 million of cash and cash equivalents and investments, including $1.4 million in restricted cash in support of letters of credit securing leases for office facilities and certain equipment.
We believe that our existing cash, cash equivalents and investment balances and our anticipated cash flows from operations will be sufficient to meet our working capital, expenditure, and contractual obligation requirements for the next 12 months and the foreseeable future, although we expect to refinance our $500 million of convertible senior notes prior to maturity on February 1, 2024. Although we believe we have adequate sources of liquidity for the next 12 months and the foreseeable future, subject to such refinancing, the success of our operations, the global economic outlook, and the pace of sustainable growth in our markets,as well as uncertainty as a result of the COVID-19 pandemic and Russia's invasion of Ukraine, among other factors, could impact our business and liquidity.

Period-over-Period Changes
Net cash provided by operating activities for the three months ended June 30, 2022 was $5.8 million, as compared to $4.0 million for the three months ended June 30, 2021. Cash used in or provided by operating activities is primarily affected by:
•net income or loss;
•non-cash expense items, such as depreciation, amortization, and impairments;
•non-cash expense associated with stock options and stock-based compensation and awards; and
•changes in working capital accounts, particularly related to the timing of collections from receivables and payments of obligations, such as commissions.
For the three months ended June 30, 2022, net cash provided in operating activities was a result of an adjustment to net loss of $56.3 million in non-cash charges, such as stock-based compensation expense of $27.8 million, depreciation and amortization expenses of $14.2 million, amortization of deferred sales commission costs of $9.2 million, and operating lease expenses of $3.1 million. These adjustments for non-cash charges were partially offset by $24.4 million of working capital adjustments driven by $13.8 million in accounts payable and accruals, and $9.2 million in deferred sales commission costs.
Net cash used in investing activities was $5.8 million for the three months ended June 30, 2022, as compared to $11.1 million in the three months ended June 30, 2021. The cash used in investing activities during the three months ended June 30, 2022 primarily related to $2.3 million of internally developed software capitalization, $1.3 million of investments purchased, net of proceeds from sales and maturities of investments, and $1.3 million payout of the cash holdback related to the Fuze, Inc. acquisition.
Net cash provided by financing activities was $0.1 million for the three months ended June 30, 2022, as compared to $3.4 million for the three months ended June 30, 2021. The cash provided by financing activities for the three months ended June 30, 2022 was due to the issuance of common stock of $0.1 million from employee stock purchase plans and employee option exercises.
CRITICAL ACCOUNTING POLICIES AND ESTIMATES
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
Our consolidated financial statements are prepared in accordance with U.S. GAAP. Refer to Note 1, The Company and Significant Accounting Policies, in the Notes to Consolidated Financial Statements included in this Quarterly Report, which describes the significant accounting policies and methods used in the preparation of our consolidated financial statements. Other than the adoption of ASU 2020-06 as discussed in Note 1, The Company and Significant Accounting Policies, in the Notes to the Condensed Consolidated Financial Statements included in this Quarterly Report, there have been no significant changes during the three months ended June 30, 2022 to our critical accounting policies and estimates previously disclosed in the Form 10-K.
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Interest Rate Fluctuation Risk
We had cash, cash equivalents, and investments totaling $143.0 million as of June 30, 2022. Cash equivalents and investments were invested primarily in money market funds, United States treasury, commercial paper, and corporate bonds. Our investment policy is focused on the preservation of capital and supporting our liquidity needs. Under the policy, we invest in highly rated securities, while limiting the amount of credit exposure to any one issuer other than the United States government. We do not invest in financial instruments for trading or speculative purposes, nor do we use leveraged financial instruments. We utilize external investment managers who adhere to the guidelines of our investment policy. A hypothetical 10% change in interest rates would not have a material impact on the value of our cash, cash equivalents, or available-for-sale investments.
As of June 30, 2022, the Company has issued $500.0 million aggregate principal amount of convertible senior notes. The fair value of the convertible senior notes is subject to interest rate risk, market risk, and other factors due to the conversion feature. The fair value of the convertible senior notes will generally increase as the Company's common stock price increases and will generally decrease as its common stock price declines. The interest and market value changes affect the fair value of the convertible senior notes but do not impact our financial position, cash flows, or results of operations, due to the fixed nature of the debt obligation. Additionally, we carry the convertible senior notes at face value, less unamortized discount, on our consolidated balance sheets, and we present the fair value for required disclosure purposes only.

Foreign Currency Exchange Risk
We have foreign currency risks related to our revenue and operating expenses denominated in currencies other than the United States dollar, primarily the British Pound and Euro, causing both our revenue and our operating results to be impacted by fluctuations in the exchange rates.
Gains or losses from the revaluation of certain cash balances, accounts receivable balances and intercompany balances that are denominated in these currencies impact our net income (loss). A hypothetical decrease in all foreign currencies against the United States dollar of 10% would not result in a material foreign currency loss on foreign-denominated balances as of June 30, 2022. As our foreign operations expand, our results may be more impacted by fluctuations in the exchange rates of the currencies in which we do business.
At this time, we do not, but we may in the future, enter into financial instruments to hedge our foreign currency exchange risk.
ITEM 4. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, as of June 30, 2022. As permitted by SEC guidance for newly acquired businesses, this evaluation did not include an assessment of those disclosure controls and procedures that are subsumed by and did not include an assessment of internal control over financial reporting as it relates to Fuze, Inc., which was acquired on January 18, 2022. The Company has excluded Fuze from its assessment of the effectiveness of its internal control over financial reporting as of June 30, 2022. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of June 30, 2022, our disclosure controls and procedures were effective at the reasonable assurance level.
Changes in Internal Control Over Financial Reporting
During the three months ended June 30, 2022, there was no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
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

PART II. Other Information
ITEM 1. LEGAL PROCEEDINGS
Information with respect to this item may be found in Note 6, Commitments and Contingencies under the heading “Legal Proceedings” in the Notes to Unaudited Condensed Consolidated Financial Statements included in this Quarterly Report is incorporated by reference in response to this item.
Item 1A. RISK FACTORS
Investing in our securities involves risk. Prior to making a decision about investing in our securities, you should carefully consider the specific factors discussed below and under the heading “Risk Factors” in any prospectus supplement, together with all of the other information contained or incorporated by reference in this Quarterly Report. You should also consider the risk factors related to our business and operations described in Part I, Item 1A of the Form 10-K under the heading “Risk Factors,” which are incorporated by reference in this Quarterly Report. Additional risks and uncertainties not presently known to us or that we currently deem immaterial may also affect our operations.
Any reduction in spending may not achieve the desired result or may result in a reduction in revenue.
Our increased emphasis on profitability and cash flow generation may not be successful. We intend to reduce our total costs as a percentage of revenue, primarily impacting our sales and marketing expenses. There can be no assurances that our cost reduction initiatives will result in the cost savings that we anticipate as percentage of our revenue and will not have unintended or unforeseen consequences, including a reduction in revenue.
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
(a) None.
(b) None.

(c) None.
ITEM 3. DEFAULTS UPON SENIOR SECURITIES
None.
ITEM 4. MINE SAFETY DISCLOSURES
Not applicable.
ITEM 5. OTHER INFORMATION
None.

ITEM 6. EXHIBITS

Incorporated by Reference
Exhibit Number	Exhibit Description	Company Form	Filing Date	Exhibit Number	Filed Herewith
3.1	Certificate of Amendment to the Restated Certificate of Incorporation of Registrant, dated July 12, 2022	8-K	7/13/2022	3.1
3.2	Amended and Restated By-Laws of 8x8, Inc.	8-K	7/28/2015	3.2
31.1	Certification of Chief Executive Officer of the Registrant pursuant to Rule 13a-14				X
31.2	Certification of Chief Financial Officer of the Registrant pursuant to Rule 13a-14				X
32.1	Certification of Chief Executive Officer of the Registrant pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002				X
32.2	Certification of Chief Financial Officer of the Registrant pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002				X
101	The following materials from 8x8, Inc.'s Quarterly Report on Form 10-Q for the three months ended June 30, 2022, formatted in Inline XBRL: (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Operations for the three months ended June 30, 2022 and 2021, (iii) Consolidated Statements of Comprehensive Loss for the three months ended June 30, 2022 and 2021, (iv) Consolidated Statements of Stockholders’ Equity for the three months ended June 30, 2022 and 2021, (v) Consolidated Statements of Cash Flows for the three months ended June 30, 2022 and 2021 and (vi) Notes to Consolidated Financial Statements, tagged as blocks of text and including detailed tags XBRL Instance Document				X
* Indicates management contract or compensatory plan or arrangement.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant, 8x8, Inc., a Delaware corporation, has duly caused this Quarterly Report on Form 10-Q to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Campbell, State of California, on July 29, 2022.

8x8, Inc.

By: /s/ SUZY SEANDEL
Suzy Seandel
(Principal Accounting Officer and Duly Authorized Officer)