Form 10-Q
period 2022-09-30
8X8 INC /DE/
filed 2022-11-03
CIK 1023731

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM	10-Q
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2022
OR
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.    ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes    ☐        No    ☒
The number of shares of the Registrant's Common Stock outstanding as of October 31, 2022 was 111,688,301.

8X8, INC.
INDEX TO QUARTERLY REPORT ON FORM 10-Q
FOR THE QUARTER ENDED SEPTEMBER 30, 2022

Forward-Looking Statements and Risk Factors
Statements contained in this quarterly report on Form 10-Q, or this "Quarterly Report", regarding our expectations, beliefs, estimates, intentions or strategies are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 ( the "Securities Act") and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). Any statements contained herein that are not statements of historical fact may be deemed to be forward-looking statements. For example, words such as "may," "will," "should," "estimates," "predicts," "potential," "continue," "strategy," "believes," "anticipates," "plans," "expects," "intends," and similar expressions are intended to identify forward-looking statements. These forward-looking statements include, but are not limited to, statements regarding: industry trends; our number of customers; service revenue; cost of service revenue; research and development expenses; whether we will increase research and development spending relative to fiscal 2022; reduce unit costs and improve gross profit margin, operating margin or drive sustained growth and increasing profitability and cash flow; new debt and interest expense; hiring of employees; sales and marketing expenses; general and administrative expenses in future periods; the impact of the COVID-19 pandemic; and the impact of foreign currency exchange rate and interest rate fluctuations. You should not place undue reliance on these forward-looking statements. Actual results and trends may differ materially from historical results and those projected in any such forward-looking statements depending on a variety of factors. These factors include, but are not limited to:
•the impact of economic downturns on us and our customers, including the impacts of the COVID-19 pandemic;
•the impact of cost increases and general inflationary pressures, as well as supply chain shortages and disruptions, on our operating expenses, including for bandwidth and labor;
•risks related to our new secured term loan due 2027 and new convertible senior notes due 2028, including the impact of increased interest expense and timing of any future repayments or refinancing on our stock price;
•customer cancellations and rate of customer churn;
•ongoing volatility and conflict in the political and economic environment, including the impact of Russia’s invasion of Ukraine and any macro-economic impact that may have;
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
•risks related to the fluctuations in the value of the United States Dollar and other currencies that underlie our business transactions;
•risks related to our remaining convertible senior notes due 2024 and the related capped call transactions, including the timing of any future repayment; and
•potential future intellectual property infringement claims and other litigation that could adversely impact our business and operating results.

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

PART I. Financial Information
ITEM 1. Financial Statements
8X8, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands)

	September 30, 2022	March 31, 2022
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$100,512	$91,205
Restricted cash, current	511	8,691
Short-term investments	30,411	44,845
Accounts receivable, net	58,345	57,400
Deferred sales commission costs, current	36,350	35,482
Other current assets	37,537	37,999
Total current assets	263,666	275,622
Property and equipment, net	68,717	79,016
Operating lease, right-of-use assets	54,201	63,415
Intangible assets, net	117,490	128,213
Goodwill	262,393	266,867
Restricted cash, non-current	818	818
Long-term investments	—	2,671
Deferred sales commission costs, non-current	71,647	75,668
Other assets, non-current	17,009	17,978
Total assets	$855,941	$910,268

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$43,844	$49,721
Accrued compensation	32,923	36,319
Accrued taxes	31,579	32,573
Operating lease liabilities, current	12,648	15,485
Deferred revenue, current	30,860	34,262
Other accrued liabilities	17,131	23,167
Total current liabilities	168,985	191,527
Operating lease liabilities, non-current	68,437	74,518
Convertible senior notes	286,682	447,452
Term loan	230,049	—
Deferred revenue, non-current	10,465	11,430
Other liabilities, non-current	6,541	2,975
Total liabilities	771,159	727,902
Commitments and contingencies (Note 6)
Stockholders' equity:
Preferred stock	—	—
Common stock	111	118
Additional paid-in capital	867,063	956,599
Accumulated other comprehensive loss	(24,944)	(7,913)
Accumulated deficit	(757,448)	(766,438)
Total stockholders' equity	84,782	182,366
Total liabilities and stockholders' equity	$855,941	$910,268
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

8X8, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited, in thousands except per share amounts)

	Three Months Ended September 30,		Six Months Ended September 30,
	2022	2021	2022	2021
Service revenue	$178,556	$142,376	$357,717	$280,172
Other revenue	8,833	9,181	17,292	19,712
Total revenue	187,389	151,557	375,009	299,884
Operating expenses:
Cost of service revenue	51,038	47,198	104,585	93,208
Cost of other revenue	11,000	12,269	24,126	26,015
Research and development	36,019	28,498	70,974	53,890
Sales and marketing	80,487	76,726	164,014	152,641
General and administrative	33,835	24,023	63,054	50,114
Total operating expenses	212,379	188,714	426,753	375,868
Loss from operations	(24,990)	(37,157)	(51,744)	(75,984)
Other income (expense), net	13,950	(4,934)	15,066	(9,757)
Loss before provision for income taxes	(11,040)	(42,091)	(36,678)	(85,741)
Provision for income taxes	599	233	1,004	489
Net loss	$(11,639)	$(42,324)	$(37,682)	$(86,230)

Net loss per share:
Basic and diluted	$(0.10)	$(0.38)	$(0.32)	$(0.78)
Weighted average number of shares:
Basic and diluted	116,013	112,422	117,857	111,180

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

8X8, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(Unaudited, in thousands)

	Three Months Ended September 30,		Six Months Ended September 30,
	2022	2021	2022	2021
Net loss	$(11,639)	$(42,324)	$(37,682)	$(86,230)
Other comprehensive income (loss), net of tax
Unrealized loss on investments in securities	(5)	(15)	(99)	(48)
Foreign currency translation adjustment	(8,548)	(2,149)	(16,932)	(1,866)
Comprehensive loss	$(20,192)	$(44,488)	$(54,713)	$(88,144)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

8X8, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(Unaudited, in thousands)

	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total
	Shares	Amount
Balance at March 31, 2022	117,863	$118	$956,599	$(7,913)	$(766,438)	$182,366
Adjustment related to adoption of ASU 2020-06	—	—	(92,832)	—	46,672	(46,160)
Issuance of common stock under stock plans, less withholding	1,796	2	63	—	—	65
Stock-based compensation expense	—	—	31,807	—	—	31,807
Unrealized investment loss	—	—	—	(94)	—	(94)
Foreign currency translation adjustment	—	—	(35)	(8,384)	—	(8,419)
Net loss	—	—	—	—	(26,043)	(26,043)
Balance at June 30, 2022	119,659	$120	$895,602	$(16,391)	$(745,809)	$133,522
Issuance of common stock under stock plans, less withholding	1,047	1	(1)	—	—	—
ESPP share issuance	419	—	1,648	—	—	1,648
Stock-based compensation expense	—	—	24,936	—	—	24,936
Shares repurchase	(10,695)	(11)	(60,203)	—	—	(60,214)
Shares issued for debt issuance	1,015	1	5,081	—	—	5,082
Unrealized investment loss	—	—	—	(5)	—	(5)
Foreign currency translation adjustment	—	—	—	(8,548)	—	(8,548)
Net loss	—	—	—	—	(11,639)	(11,639)
Balance at September 30, 2022	111,445	$111	$867,063	$(24,944)	$(757,448)	$84,782

	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total
	Shares	Amount
Balance at March 31, 2021	109,135	$109	$755,643	$(4,193)	$(591,055)	$160,504
Issuance of common stock under stock plans, less withholding	1,562	2	3,438	—	—	3,440
Stock-based compensation expense	—	—	36,508	—	—	36,508
Unrealized investment loss	—	—	—	(33)	—	(33)
Foreign currency translation adjustment	—	—	—	283	—	283
Net loss	—	—	—	—	(43,906)	(43,906)
Balance at June 30, 2021	110,697	$111	$795,589	$(3,943)	$(634,961)	$156,796
Issuance of common stock under stock plans, less withholding	2,721	$2	$6,758	$—	$—	$6,760
Stock-based compensation expense	—	—	33,483	—	—	33,483
Issuance of common stock related to acquisition	(1)	—	—	—	—	—
Unrealized investment loss	—	—	—	(15)	—	(15)
Foreign currency translation adjustment	—	—	—	(2,149)	—	(2,149)
Net loss	—	—	—	—	(42,324)	(42,324)
Balance at September 30, 2021	113,416	$113	$835,830	$(6,107)	$(677,285)	$152,551

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

8X8, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Six Months Ended September 30,
	2022	2021
Cash flows from operating activities:
Net loss	$(37,682)	$(86,230)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	5,624	5,771
Amortization of intangible assets	10,723	2,551
Amortization of capitalized internal-use software costs	11,494	14,713
Amortization of debt discount and issuance costs	2,000	8,855
Amortization of deferred sales commission costs	18,839	16,857
Allowance for credit losses	1,781	645
Operating lease expense, net of accretion	5,925	6,795
Impairment of right-of-use assets	2,424	—
Stock-based compensation expense	52,435	72,422
Gain on debt extinguishment	(16,106)	—
Gain on remeasurement of warrants	(1,293)	—
Other	(192)	853
Changes in assets and liabilities:
Accounts receivable	(4,579)	(1,100)
Deferred sales commission costs	(13,834)	(23,489)
Other current and non-current assets	1,223	(835)
Accounts payable and accruals	(14,733)	(9,860)
Deferred revenue	(4,367)	1,183
Net cash provided by operating activities	19,682	9,131

Cash flows from investing activities:
Purchases of property and equipment	(1,845)	(2,358)
Capitalized internal-use software costs	(4,328)	(11,613)
Purchases of investments	(27,669)	(56,049)
Sales of investments	8,296	10,299
Proceeds from maturities of investments	36,641	30,967
Acquisition of business	(1,250)	—
Net cash provided by (used in) investing activities	9,845	(28,754)

Cash flows from financing activities:
Finance lease payments	—	(8)
Tax-related withholding of common stock	—	(128)
Proceeds from issuance of common stock under employee stock plans	1,713	10,328
Net proceeds from term loan	232,861	—
Repayment and exchange of convertible senior notes	(190,553)	—
Repurchase of common stock	(60,214)	—
Net cash (used in) provided by financing activities	(16,193)	10,192

Effect of exchange rate changes on cash	(12,207)	(111)
Net increase (decrease) in cash, cash equivalents and restricted cash	1,127	(9,542)
Cash, cash equivalents and restricted cash, beginning of year	100,714	121,172
Cash, cash equivalents and restricted cash, end of year	$101,841	$111,630
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Supplemental and non-cash disclosures:

	For the years ended September 30,
	2022	2021
Income taxes paid	$1,167	$578
Interest paid	$3,404	$906
Warrants issued in connection with term loan	$5,915	$—
Shares issued in connection with term loan and convertible senior notes	$5,082	$—

Reconciliation of cash, cash equivalents and restricted cash to the consolidated balance sheets:

	As of September 30,
	2022	2021
Cash and cash equivalents	$100,512	$102,989
Restricted cash, current	511	8,179
Restricted cash, non-current	818	462
Total cash, cash equivalents and restricted cash	$101,841	$111,630

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
BASIS OF PRESENTATION AND CONSOLIDATION
The accompanying condensed consolidated financial statements are unaudited and have been prepared in accordance with U.S. generally accepted accounting principles ("U.S. GAAP") and regulations of the Securities and Exchange Commission ("SEC") regarding interim financial reporting. Accordingly, certain information and disclosures normally included in the Company's annual consolidated financial statements prepared in accordance with U.S. GAAP have been condensed or omitted. These condensed consolidated financial statements should be read in conjunction with the Company's audited consolidated financial statements as of and for the fiscal year ended March 31, 2022, and notes thereto included in the Form 10-K. There were no material changes during the three and six months ended September 30, 2022, to the Company's significant accounting policies as described in the Form 10-K.
The unaudited condensed consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All intercompany accounts and transactions have been eliminated in consolidation. The Company conducts its operations through one reportable segment.
In the opinion of the Company's management, these condensed consolidated financial statements reflect all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair statement of the Company's financial position, results of operations and cash flows for the periods presented. The results of operations for the interim periods presented are not necessarily indicative of the results to be expected for any subsequent quarter or for the entire year ending March 31, 2023.
All dollar amounts herein are in thousands of United States Dollars ("Dollars") unless otherwise noted.
USE OF ESTIMATES
The preparation of the condensed consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities and equity, disclosure of contingent assets and liabilities at the date of the consolidated financial statements, and the reported amounts of revenues and expenses during the reporting period. On an ongoing basis, the Company evaluates its estimates, including, but not limited to, those related to current expected credit losses, returns reserve for expected cancellations, fair value of and/or potential impairment of goodwill and intangible assets, capitalized internal-use software costs, benefit period for deferred commissions, stock-based compensation, incremental borrowing rate used to calculate operating lease liabilities, income and sales tax liabilities, convertible senior notes fair value, litigation, and other contingencies. The Company bases its estimates on known facts and circumstances, historical experience, and various other assumptions. Actual results could differ from those estimates under different assumptions or conditions.
OUT OF PERIOD ADJUSTMENTS
During the six months ended September 30, 2022, the Company recorded out of period adjustments of approximately $3.6 million including $2.4 million in subscription revenue related to two contracts with customers which was deferred in previous years, and $1.2 million of excess amounts reserved against bad debt during the fourth quarter of fiscal 2022. The impact of these adjustments was a $2.4 million increase in service revenue and decrease in contract assets, and a $1.2 million decrease in provision for bad debts and reduction in reserves.
RECENTLY ADOPTED ACCOUNTING PRONOUNCEMENTS
In August 2020, the Financial Accounting Standards Board (the “FASB”) issued Accounting Standards Update (“ASU”) 2020-06, Debt—Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging—Contracts in Entity’s Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity. Effective April 1, 2022, the Company adopted ASU 2020-06 using a modified retrospective approach. Adoption of the new standard resulted in a decrease to accumulated deficit of $46.7 million, a decrease to additional paid-in capital of $92.8 million, and an increase to convertible senior notes, net of $46.2 million.

In March 2020, the FASB issued ASU No. 2020-04, Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting, and in January 2021, the FASB issued ASU No. 2021-01, Reference Rate Reform (Topic 848), which refines the scope of Topic 848 and clarifies some of its guidance. Effective April 1, 2022, the Company adopted ASU 2020-04 on a prospective basis. The impact of the adoption was immaterial to the Company's consolidated financial statements.
Other recent accounting pronouncements that may be applicable to the Company are not expected to have a material impact on its present or future financial statements.
2. REVENUE RECOGNITION
Disaggregation of Revenue
The Company disaggregates its revenue by geographic region. See Note 11. Geographical Information.
Contract Balances
The following table provides amounts of receivables, contract assets, and deferred revenue from contracts with customers:

	September 30, 2022	March 31, 2022
Accounts receivable, net	$58,345	$57,400
Contract assets, current	12,344	10,514
Contract assets, non-current	12,155	15,171
Deferred revenue, current	30,860	34,262
Deferred revenue, non-current	10,465	11,430
Contract assets, current, contract assets, non-current, deferred revenue, current and deferred revenue, non-current are recorded on the Condensed Consolidated Balance Sheets in Other current assets, Other assets, and Other liabilities, non-current, respectively.
During the six months ended September 30, 2022, the Company recognized revenues of approximately $24.9 million that were included in deferred revenue at the beginning of the fiscal year.
Remaining Performance Obligations
The Company's subscription terms typically range from one to five years. Contract revenue from the remaining performance obligations that had not yet been recognized as of September 30, 2022 was approximately $715.0 million. This amount excludes contracts with an original expected length of less than one year. The Company expects to recognize revenue on approximately 80% of the remaining performance obligations over the next 36 months and approximately 20% over the remainder of the contract period.
For purposes of this disclosure, the Company excludes contracts with an original expected length of less than one year. Since the new and renewal contracts entered into with customers are generally for terms of one year or longer, updating this disclosure to include contracts with a term of one year or more presents a more appropriate measure of the Company's remaining performance obligations.
Deferred Sales Commission Costs
Amortization of deferred sales commission costs for the three and six months ended September 30, 2022 was $9.6 million and $18.8 million, respectively. Amortization of deferred sales commission costs for the three and six months ended September 30, 2021 was $8.6 million and $16.9 million, respectively. There were no material write-offs during the three and six months ended September 30, 2022 and 2021.

3. FAIR VALUE MEASUREMENTS
Cash, cash equivalents, and available-for-sale investments were as follows:

As of September 30, 2022	Amortized Costs	Gross Unrealized Gain	Gross Unrealized Loss	Estimated Fair Value	Cash and Cash Equivalents	Restricted Cash (Current & Non-current)	Short-Term Investments	Long-Term Investments
Cash	$88,288	$—	$—	$88,288	$88,288	$—	$—	$—
Level 1:
Money market funds	2,184	—	—	2,184	2,184	—	—	—
Treasury securities		—			—	—	—	—
Subtotal	90,472	—	—	90,472	90,472	—	—	—
Level 2:
Certificate of deposit	1,329	—	—	1,329	—	1,329	—	—
Commercial paper	18,460	—	(22)	18,438	10,040		8,398	—
Corporate debt	22,211		(198)	22,013			22,013	—
Subtotal	42,000	—	(220)	41,780	10,040	1,329	30,411	—
Total assets	$132,472	$—	$(220)	$132,252	$100,512	$1,329	$30,411	$—

As of March 31, 2022	Amortized Costs	Gross Unrealized Gain	Gross Unrealized Loss	Estimated Fair Value	Cash and Cash Equivalents	Restricted Cash (Current & Non-current)	Short-Term Investments	Long-Term Investments
Cash	$70,095	$—	$—	$70,095	$70,095	$—	$—	$—
Level 1:
Money market funds	12,865	—	—	12,865	12,865	—	—	—
Treasury securities	4,573	—	(7)	4,566	—	—	4,566	—
Subtotal	87,533	—	(7)	87,526	82,960	—	4,566	—
Level 2:
Certificate of deposit	9,509	—	—	9,509	—	9,509	—	—
Commercial paper	23,950	—	(34)	23,916	800	—	16,471	—
Corporate debt	27,442	—	(163)	27,279	7,445	—	23,808	2,671
Subtotal	60,901	—	(197)	60,704	8,245	9,509	40,279	2,671
Total assets	$148,434	$—	$(204)	$148,230	$91,205	$9,509	$44,845	$2,671
Certificate of deposit represents the Company's letters of credit securing leases for office facilities, the balance of which is included in Restricted cash, current and Restricted cash, non-current on the Company's Consolidated Balance Sheet.
The Company considers its investments available to support its current operations and has classified investments in debt securities as available-for-sale securities. The Company does not intend to sell any of its investments that are in unrealized loss positions and, as of September 30, 2022, has determined that it is not more likely than not that it will be required to sell any of these investments before recovery of the entire amortized cost basis.
The Company regularly reviews the changes to the rating of its securities at the individual security level by rating agencies and reasonably monitors the surrounding economic conditions to assess the risk of expected credit losses. As of September 30, 2022, the Company did not record any allowance for credit losses on its investments.
As of September 30, 2022 and March 31, 2022, the estimated fair value of the Company's Notes was $246.6 million and $470.5 million, respectively, which was determined based on the closing price for the Notes on the last trading day of the reporting period and is considered to be Level 2 in the fair value hierarchy due to limited trading activity of the Notes. See Note 7, Convertible Senior Notes, Term Loan and Capped Calls.
The following table presents additional information about valuation techniques and inputs used for the Warrants (See Note 7, Convertible Senior Notes, Term Loan and Capped Calls) that are measured at fair value and categorized within Level 3 as of September 30, 2022 (fair value amounts in thousands):

Fair Value	Valuation Technique	Unobservable Inputs	Inputs value

Warrants	$4,621	Black-Scholes option-pricing model	Stock volatility	68.8%
			Risk-free rate	4.1%
			Expected term	5.0 years

As of September 30, 2022 and March 31, 2022, the estimated fair value of the Company's 2024 Notes was $76 million and $470.5 million, respectively. As of September 30, 2022, the estimated fair value of the Company’s 2028 Notes (refer to Note 7 - Convertible Senior Notes, Term Loan and Capped Calls) was $170.6 million. The fair value of the 2024 Notes and 2028 Notes was determined based on the closing price for the 2024 Notes and 2028 Notes, respectively, on the last trading day of the reporting period and is considered to be Level 2 in the fair value hierarchy due to limited trading activity of the 2024 Notes and 2028 Notes. As of September 30, 2022, the estimated fair value of the Company’s Term Loan was $211.2 million. The fair value of the Company’s Term Loan was estimated based on the quoted market prices for the same issues or on the current rates offered for debt of similar remaining maturities.

4. INTANGIBLE ASSETS AND GOODWILL
The carrying value of intangible assets consisted of the following:

	September 30, 2022			March 31, 2022
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Technology	$46,700	$(24,334)	$22,366	$46,727	$(19,852)	$26,875
Customer relationships	105,814	(10,840)	94,974	105,827	(4,889)	100,938
Trade names and domains	578	(428)	150	583	(183)	400
Total acquired identifiable intangible assets	$153,092	$(35,602)	$117,490	$153,137	$(24,924)	$128,213
As of September 30, 2022, the weighted average remaining useful life for technology, customer relationships, and trade names and domains was 2.8 years, 8.3 years, and 0.6 years, respectively; and the annual amortization of intangible assets, based upon existing intangible assets and current useful lives, is estimated to be as follows:

Amount
2023	$10,378
2024	20,395
2025	19,095
2026	13,895
2027	11,757
Thereafter	41,970
Total	$117,490
The following table provides a summary of the changes in the carrying amounts of goodwill:

Amount
Balance at March 31, 2022	$266,867
Adjustments related to Fuze acquisition	(754)
Foreign currency translation	(3,720)
Balance at September 30, 2022	$262,393

5. LEASES
Operating Leases
The following table provides balance sheet information related to operating leases:

	September 30, 2022	March 31, 2022
Assets
Operating lease, right-of-use assets	$54,201	$63,415

Liabilities
Operating lease liabilities, current	$12,648	$15,485
Operating lease liabilities, non-current	68,437	74,518
Total operating lease liabilities	$81,085	$90,003
The components of lease expense were as follows:

	Three Months Ended September 30,		Six Months Ended September 30,
	2022	2021	2022	2021
Operating lease expense	2,804	$3,336	5,925	$6,795
Variable lease expense	1,493	$757	3,080	$1,507
Cash outflows from operating leases	$4,669	$4,254	$9,505	$8,454
Short-term lease expense was immaterial during the three months ended September 30, 2022 and 2021.
The following table presents supplemental lease information:

	September 30, 2022	March 31, 2022
Weighted average remaining lease term	7.2 years	7.4 years
Weighted average discount rate	4.0%	4.0%
The following table presents maturity of lease liabilities under the Company's non-cancellable operating leases as of September 30, 2022:

2023	$9,314
2024	14,064
2025	12,930
2026	11,833
2027	10,748
Thereafter	35,467
Total lease payments	94,356
Less: imputed interest	(13,271)
Present value of lease liabilities	$81,085
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
The Company believes it has recorded adequate provisions for any such lawsuits and claims and proceedings as of September 30, 2022. The Company believes that damage amounts claimed in these matters are not meaningful indicators of potential liability. Some of the matters pending against the Company involve potential compensatory, punitive, or treble damage claims or sanctions, that, if granted, could require the Company to pay damages or make other expenditures in amounts that could have a material adverse effect on its Consolidated Financial Statements. Given the inherent uncertainties of litigation, the ultimate outcome of the ongoing matters described herein cannot be predicted, and the Company believes it has valid defenses with respect to the legal matters pending against it. Nevertheless, the Consolidated Financial Statements could be materially adversely affected in a particular period by the resolution of one or more of these contingencies.
Wage and Hour Litigation. On September 21, 2020, the Company received a copy of a letter filed by a former employee, Plaintiff Denise Rivas, with the California Labor and Workforce Development Agency (“LWDA”) providing notice of the Plaintiff’s intent to bring a Private Attorney General Act (“PAGA”) claim, on behalf of the Company’s non-exempt employees based in California, for alleged California wage and hour practices violations. On September 25, 2020, the Plaintiff filed a separate class action complaint (the “Class Complaint”) in Santa Clara County Superior Court against the Company in which she alleges 10 causes of action, on behalf of herself and all of the Company’s non-exempt employees based in California for the last four years, related to violations of California state wage and hour practices and the federal Fair Credit Reporting Act. The Class Complaint was served on the Company on September 29, 2020. On October 28, 2020, the Company filed a general denial of all claims and asserted various affirmative defenses. On October 29, 2020, the Company removed the matter to Federal Court. On December 1, 2020, Plaintiff filed a companion PAGA lawsuit complaint (the “PAGA Complaint”) in Santa Clara County Superior Court against the Company, in which she alleges 6 violations of California state wage and hour practices for all of the Company's current and former non-exempt employees based in California from September 16, 2019 to the present. The PAGA Complaint was served on the Company on December 11, 2020. On January 26, 2021, the Company filed a general denial of all claims and asserted various affirmative defenses to the PAGA Complaint. Both actions were scheduled for a joint mediation in September 2021, and discovery was stayed in both actions pending completion of the mediation. A joint mediation for both actions was held in September 2021 and the parties reached a preliminary settlement of all claims, which was finalized on November 23, 2021. The parties have remanded the Class Complaint matter to Santa Clara County Superior Court in order to consolidate the matter with the PAGA Complaint matter for court approval and administration of the settlement. Plaintiff has filed an unopposed motion for preliminary approval of the settlement on May 17, 2022, and the court issued an order preliminarily approving the settlement on June 13, 2022. The parties gathered and provided class list information to the administrator for administration of the settlement, and the administrator issued notifications to class members in August 2022. Plaintiff filed an unopposed motion for final approval of the settlement on October 12, 2022, and the court is scheduled to hear the motion on November 3, 2022.

State and Local Taxes and Surcharges
From time to time, the Company has received inquiries from a number of state and local taxing agencies with respect to the remittance of sales, use, telecommunications, excise, and income taxes. Several jurisdictions currently are conducting tax audits of the Company's records. The Company collects or has accrued for taxes that it believes are required to be remitted. The amounts that have been remitted have historically been within the accruals established by the Company. The Company adjusts its accrual when facts relating to specific exposures warrant such adjustment. During the second quarter of fiscal 2019, the Company conducted a periodic review of the taxability of its services and determined that certain services may be subject to sales, use, telecommunications or other similar indirect taxes in certain jurisdictions. A similar review was performed on the taxability of services provided by Fuze, Inc. and it was determined that certain services may be subject to sales, use, telecommunications or other similar indirect taxes in certain jurisdictions. Accordingly, the Company recorded contingent indirect tax liabilities. As of September 30, 2022 and March 31, 2022, the Company had accrued contingent indirect tax liabilities of $16.5 million and $17.2 million, respectively.
7. CONVERTIBLE SENIOR NOTES, TERM LOAN AND CAPPED CALLS
2024 Notes
In February 2019, the Company issued $287.5 million aggregate principal amount of 0.50% convertible senior notes (the "Initial 2024 Notes") due 2024 in a private placement, including the exercise in full of the initial purchasers' option to purchase additional notes. The total net proceeds from the debt offering, after deducting initial purchase discounts, debt issuance costs, and costs of the capped call transactions described below, were approximately $245.8 million.
In November 2019, the Company issued an additional $75.0 million aggregate principal amount of 0.50% convertible senior notes (the "First Additional 2024 Notes") due 2024 in a registered offering under the same indenture as the Initial 2024 Notes. The total net proceeds from the First Additional 2024 Notes, after deducting underwriting discounts, debt issuance costs and costs of the capped call transactions described below, were approximately $64.6 million.
In December 2021, the Company issued an additional $137.5 million aggregate principal amount of its currently outstanding 0.50% convertible senior notes (the "Second Additional 2024 Notes", and together with the Initial 2024 Notes and the First Additional 2024 Notes, the "2024 Notes") due 2024 in a private placement under the same indenture as the Initial 2024 Notes and the First Additional 2024 Notes. The total net proceeds from the Second Additional 2024 Notes, after deducting initial purchase discounts and debt issuance costs, were approximately $134.3 million. The Company did not enter into any capped calls in connection with this transaction. Both the First Additional 2024 Notes and Second Additional 2024 Notes constitute a further issuance of, and form a single series with, the Initial 2024 Notes. Immediately after giving effect to the issuance of the Second Additional 2024 Notes, the Company had $500.0 million aggregate principal amount of convertible senior notes. For details on the net carrying amount and fair value of the liability component of the 2024 Notes, as well as the interest expense recognized related to the 2024 Notes, see the section entitled “Exchange Transaction and 2028 Notes” below.
The 2024 Notes are senior unsecured obligations of the Company and interest is payable semiannually in arrears on February 1 and August 1 of each year, beginning on August 1, 2019. The Notes will mature on February 1, 2024, unless earlier repurchased, redeemed, or converted.
Each $1,000 principal amount of the 2024 Notes is initially convertible into 38.9484 shares of the Company’s common stock, par value $0.001, which is equivalent to an initial conversion price of approximately $25.68 per share. The conversion rate is subject to adjustment upon the occurrence of certain specified events but will not be adjusted for any accrued and unpaid interest. In addition, upon the occurrence of certain corporate events that occur prior to the maturity date or following the Company's issuance of a notice of redemption, in each case as described in the Indenture, the Company will, in certain circumstances, increase the conversion rate for a holder that elects to convert its Notes in connection with such a corporate event or during the relevant redemption period.
Prior to the close of business on the business day immediately preceding October 1, 2023, the 2024 Notes will be convertible only under the following circumstances:
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
3.If the Company calls any or all of the Notes for redemption, at any time prior to the close of business on the scheduled trading day immediately preceding the redemption date; or
4.Upon the occurrence of specified corporate events (as set forth in the indenture governing the 2024 Notes).

On or after October 1, 2023, until the close of business on the second scheduled trading day immediately preceding the maturity date, holders may convert all or any portion of their Notes, regardless of the foregoing circumstances. Upon conversion, the Company will satisfy its conversion obligation by paying or delivering, as the case may be, cash, shares of common stock, or a combination of cash and shares of common stock, at the Company's election. The Company’s current intent is to settle the principal amount of the 2024 Notes in cash upon conversion. During the three months ended September 30, 2022, the conditions allowing holders of the 2024 Notes to convert were not met.
Under the terms of the 2024 Notes, the Company could not redeem the Notes prior to February 4, 2022. On or after February 4, 2022, the Company may redeem for cash all or part of the 2024 Notes at the redemption price equal to 100% of the principal amount thereof, plus accrued and unpaid interest, if the last reported sale price of the common stock has been at least 130% of the conversion price then in effect for at least 20 trading days (whether or not consecutive) during any 30 consecutive trading day period (including the last trading day of such period) ending on, and including, the trading day immediately preceding the date on which the Company provides a redemption notice. If a fundamental change (as defined in the indenture governing the notes) occurs at any time, holders of 2024 Notes may require the Company to repurchase for cash all or any portion of their Notes at a repurchase price equal to 100% of the principal amount of the 2024 Notes to be repurchased, plus accrued and unpaid interest, but excluding, the fundamental change repurchase date.
The 2024 Notes are senior unsecured obligations and will rank senior in right of payment to any of the Company’s indebtedness that is expressly subordinated in right of payment to the Notes; equal in right of payment with the Company’s existing and future liabilities that are not so subordinated; effectively junior in right of payment to any of the Company’s secured indebtedness to the extent of the value of the assets securing such indebtedness; and structurally junior to all indebtedness and other liabilities (including trade payables) of current or future subsidiaries of the Company.
Prior to April 1, 2022, the Company accounted for the 2024 Notes as separate liability and equity components. On issuance, the carrying amount of the equity components was recorded as a debt discount and subsequently amortized to interest expense. Effective April 1, 2022, the Company adopted ASU 2020-06 using a modified retrospective approach. As a result, the 2024 Notes are accounted for as a single liability measured at its amortized cost, as no other embedded features require bifurcation and recognition as derivatives. Adoption of the new standard resulted in a decrease to accumulated deficit of $46.7 million, a decrease to additional paid-in capital of $92.8 million and an increase to convertible senior notes, net of $46.2 million. The 2024 Notes have no original issuance discounts. Unamortized debt discount and issuance costs will be amortized over the remaining life of the 2024 Notes, which is approximately 16 months.

Capped Calls
In connection with the pricing of the Initial 2024 Notes and the First Additional 2024 Notes, the Company entered into privately negotiated capped call transactions (the "Capped Calls") with certain counterparties. The Capped Calls each have an initial strike price of approximately $25.68 per share, subject to certain adjustments, which correspond to the initial conversion price of the Initial 2024 Notes and the First Additional 2024 Notes. The Capped Calls have initial cap prices of $39.50 per share, subject to certain adjustments. The Capped Calls are expected to partially offset the potential dilution to the Company’s Common Stock upon any conversion of the Initial 2024 Notes and the First Additional 2024 Notes, with such offset subject to a cap based on the cap price. The Capped Calls cover, subject to anti-dilution adjustments, approximately 14.1 million shares of the Company’s Common Stock. The Capped Calls are subject to adjustment upon the occurrence of specified extraordinary events affecting the Company, including merger events, tender offers, and announcement events. In addition, the Capped Calls are subject to certain specified additional disruption events that may give rise to a termination of the Capped Calls, including nationalization, insolvency or delisting, changes in law, failures to deliver, insolvency filings, and hedging disruptions. For accounting purposes, the Capped Calls are separate transactions, and not part of the terms of the Initial 2024 Notes and the First Additional 2024 Notes. As these transactions meet certain accounting criteria, the Capped Calls are recorded in stockholders' equity and are not accounted for as derivatives. The Capped Calls will not be remeasured as long as they continue to meet the conditions for equity classification.

Term Loan and Warrants

On August 10, 2022, the Company borrowed $250.0 million in a senior secured term loan facility (the “Term Loan”) under a term loan credit agreement (the “Credit Agreement”) entered into on August 3, 2022 with Wilmington Savings Fund Society, FSB, as administrative agent, and certain affiliates of Francisco Partners (“FP”), with aggregate debt issuance costs and discount of approximately $20.0 million. The Term Loan matures on August 3, 2027 and will initially bear interest at an annual rate equal to the term Standard Overnight Financing Rate ("Term SOFR") (which will be subject to a floor of 1.00% and a credit spread adjustment of 0.10%), plus a margin of 6.50%.

The obligations under the Credit Agreement will be guaranteed by the Company’s wholly-owned subsidiaries, subject to certain customary exceptions, and secured by a perfected security interest in substantially all of the Company’s tangible and intangible assets, as well as substantially all of the tangible and intangible assets of the guarantors.

Mandatory prepayments of the Term Loan are required to be made upon the occurrence of certain events, including, without limitation, (i) sales of certain assets, (ii) receipt of certain casualty and condemnation awards proceeds, and (iii) the incurrence of non-permitted indebtedness, subject to certain thresholds and reinvestment rights. Voluntary prepayments are permitted at any time, subject to certain prepayment premiums.

The Credit Agreement contains a minimum adjusted cash Earnings Before Interest, Taxes, Depreciation and Amortization (EBITDA) financial covenant, a minimum liquidity covenant and a maximum secured leverage ratio financial covenant and contains affirmative and negative covenants customary for transactions of this type, including limitations with respect to indebtedness, liens, investments, dividends, disposition of assets, change in business and transactions with affiliates.

The Company used the proceeds from the issuance of the Term Loan to fund the cash portion of an exchange of the Company’s approximately $403.8 million principal amount of the 2024 Notes for cash plus approximately $201.9 million of the 2028 Notes (defined below), and the concurrent repurchase of approximately $60 million of the Company’s common stock with the counterparties to such exchange.

The debt discount and debt issuance costs are approximately $5.6 million, of which $2.8 million was paid in the form of shares of the Company's common stock, and are amortized to interest expense over the term of the Term Loan at an effective interest rate of 11.0%. For the three months ended September 30, 2022, interest expense of $3.4 million and $0.4 million, respectively, was recorded for the Term Loan relating to the contractual interest and amortization of the debt discount and debt issuance costs.

In connection with the Credit Agreement, the Company issued detachable warrants (the “Warrants”) to affiliates of FP to purchase an aggregate of 3.1 million shares of the Company’s common stock with a five-year term and an exercise price of $7.15 per share (subject to adjustment) that represents a 27.5% premium over the closing price per share of the Company’s common stock on August 3, 2022. The Warrants are classified as liabilities as the Warrants contain certain terms that could result in cash settlement as a result of events outside of the Company’s control. Accordingly, the Company recognizes the Warrants as liabilities at fair value initially and adjusts the Warrants to fair value at each reporting period. The fair value of the Warrants was $5.9 million upon issuance, and $4.6 million at September 30, 2022, and was recorded within Other liabilities, non-current on the condensed consolidated balance sheets with a corresponding debt discount recorded against the Term Loan. The subsequent changes in fair value were recorded through Other income (expense), net on the Company’s condensed consolidated statement of operations.

The following table presents the net carrying amount of the Term Loan:

September 30, 2022
Principal	$250,000
Unamortized debt discount and issuance costs	$(19,951)
Net carrying amount	$230,049

Exchange Transaction and 2028 Notes

Exchange Transaction

On August 11, 2022, the Company issued approximately $201.9 million aggregate principal amount of its 4.00% convertible senior notes due 2028 (the “2028 Notes”), pursuant to an indenture, dated as of August 11, 2022 (the “2028 Notes Indenture”), by and between the Company and Wilmington Trust, National Association, as trustee (the “Trustee”).

The Company used the proceeds from the issuance of the 2028 Notes, together with approximately $181.7 million in cash consideration from borrowing of the Term Loan, in exchange for approximately $403.8 million aggregate principal amount of the Company’s outstanding 2024 Notes pursuant to privately negotiated agreements (the “Exchange Agreements”) with a limited number of existing holders of the 2024 Notes (such exchange transactions, the “Exchange Transaction”). In connection with the Exchange Transaction, the Company purchased an aggregate of approximately $60 million of the Company’s common stock in privately negotiated transactions from existing holders of the 2024 Notes who participated in the Exchange Transaction.

The Exchange Transaction was treated as a debt extinguishment. The difference between the consideration used to extinguish the 2024 Notes and the carrying value of the 2024 Notes (including unamortized debt discount and issuance cost) subject to the Exchange Transaction resulted in an extinguishment gain of $16.1 million recorded through Other income (expense), net on the Company’s condensed consolidated statement of operations.

The Capped Calls were not modified or settled as part of the Exchange Transaction and continue to be classified in stockholders' equity as long as they continue to meet the conditions for equity classification.

2028 Notes

As part of the Exchange Transaction, the Company issued $201.9 million aggregate principal amount of the 2028 Notes, with debt issuance costs of approximately $5.6 million, of which 50% was paid in the form of shares of the Company's common stock.

The 2028 Notes are senior obligations of the Company that accrue interest, payable semi-annually in arrears on February 1 and August 1 of each year, commencing on February 1, 2023. The 2028 Notes will mature on February 1, 2028, unless earlier converted, redeemed or repurchased. The initial conversion rate is 139.8064 shares of the Company’s common stock per $1,000 principal amount of the 2028 Notes (equivalent to an initial conversion price of approximately $7.15 per share), subject to customary adjustments. The 2028 Notes can be convertible into cash, shares of the Company’s common stock or a combination of cash and shares of the Company’s stock, at the Company’s election.

Prior to the close of business on the business day immediately preceding November 15, 2027, the 2028 Notes will be convertible only under the following circumstances:

1.At any time during any fiscal quarter commencing after the fiscal quarter ending on December 31, 2022 (and only during such fiscal quarter), if the last reported sale price of the common stock for at least 20 trading days (whether or not consecutive) during the period of 30 consecutive trading days ending on, and including, the last trading day of the immediately preceding fiscal quarter is greater than or equal to 130% of the conversion price on each applicable trading day;
2.During the five business day period immediately after any five consecutive trading day period (the measurement period), if the trading price per $1,000 principal amount of the 2028 Notes for each trading day of the measurement period was less than 98% of the product of the last reported sale price of the common stock and the conversion rate on each such trading day;
3.If the Company calls any or all of the 2028 Notes for redemption prior to the close of business on the business day immediately preceding November 15, 2027; or
4.Upon the occurrence of specified corporate events (as set forth in the 2028 Notes Indenture).

On or after November 15, 2027, holders of the 2028 Notes may convert their 2028 Notes at their option at any time until the close of business on the second Scheduled Trading Day immediately preceding the maturity date.

Under the terms of the 2028 Notes, the Company cannot redeem the 2028 Notes prior to August 6, 2025. On or after August 6, 2025, the Company may, at its option, redeem for cash all or any portion of the 2028 Notes at a redemption price equal to 100% of the principal amount, plus accrued unpaid interest, only upon the satisfaction of certain conditions and during certain periods, including if the last reported sale price of the Company’s common stock has been at least 130% of the conversion price then in effect for at least 20 trading days (whether or not consecutive) during any 30 consecutive trading day period (including the last trading day of such period) ending on, and including, the trading day immediately preceding the date on which the Company provides a redemption notice.

If a fundamental change (as defined in the 2028 Notes Indenture) occurs at any time prior to February 1, 2028, holders of 2028 Notes may require the Company to repurchase for cash all or any portion of their 2028 Notes at a repurchase price equal to 100% of the principal amount of the 2028 Notes to be repurchased, plus accrued and unpaid interest to, but excluding, the repurchase date. In addition, in connection with certain corporate events or if the Company issues a notice of redemption, a fundamental change will, under certain circumstances, increase the conversion rate for holders who elect to convert their 2028 Notes in connection with such corporate event or during the relevant redemption period.

The 2028 Notes Indenture contains customary terms and covenants, including that upon certain events of default occurring and continuing, either the Trustee or holders of no less than 25% in aggregate principal amount of the 2028 Notes then outstanding may declare the entire principal amount of all the 2028 Notes, and the interest accrued on such 2028 Notes, if any, to become immediately due and payable. Upon events of default in connection with specified bankruptcy events involving the Company, the 2028 Notes will become due and payable immediately.

The debt discount and debt issuance costs are amortized to interest expense over the term of the 2028 Notes at an effective interest rate of 6.1% .

Interest expense recognized related to the 2028 Notes was as follows:

Three and Six Months Ended September 30, 2022
Contractual interest expense	$3,404
Amortization of debt discount and issuance costs	$433
Total interest expense	$3,837

The following table presents the net carrying amount of the 2028 Notes:

September 30, 2022
Principal	$201,914
Unamortized debt discount and issuance costs	$(4,829)
Net carrying amount	$197,085

Repayment of 2024 Notes

In addition to the Exchange Transaction, on September 28, 2022, the Company repurchased an aggregate principal amount of $6.0 million of the 2024 Notes through a privately negotiated transaction with one of the remaining 2024 Notes holders. The repurchase price was negotiated to be $5.3 million. The repurchase consideration was paid in cash and only partially settled the outstanding 2024 Notes with the holder; accordingly, the repayment was accounted for as a debt modification with no extinguishment gain or loss.

The following table presents the net carrying amount and fair value of the liability component of the 2024 Notes:

	September 30, 2022	March 31, 2022
Principal	$90,165	$500,000
Unamortized debt discount(1) and issuance costs	(568)	(52,548)
	$89,597	$447,452
(1) The debt discount as of March 31, 2022 represents the discount resulting from the allocation of the equity component (conversion option) from the liability component of the 2024 Notes, net of issuance premium, prior to the adoption of ASU 2020-06 on April 1, 2022. Upon the adoption of ASU 2020-06, the equity component was reversed. As a result, the September 30, 2022 debt discount represents only the issuance premium.

The debt discount and debt issuance costs are amortized to interest expense over the term of the 2024 Notes at an effective interest rate of 1.2%.

	Three Months Ended September 30,		Six Months Ended September 30,
	2022	2021	2022	2021
Contractual interest expense	$4,883	$453	$5,508	$906
Amortization of debt discount and issuance costs	1,169	4,463	2,000	8,855
Total interest expense	$6,052	$4,916	$7,508	$9,761

8. STOCK-BASED COMPENSATION AND STOCKHOLDERS' EQUITY
In July 2022, the Board of Directors and the majority of the shares approved increasing the number of authorized shares of the Company’s common stock from 200,000,000 authorized shares to 300,000,000 authorized shares. The additional shares of common stock authorized have rights identical to the Company’s outstanding common stock.
2022 Equity Incentive Plan
On May 26, 2022, the Company's board of directors approved the 2022 Equity Incentive Plan (the "2022 Plan"). The Company's stockholders subsequently adopted the 2022 Plan on July 12, 2022. The Company reserved 8.0 million shares of the Company's common stock for issuance under the 2022 Plan plus the number of shares subject to awards that were outstanding under the 2012 Plan as of 12:01 a.m. Pacific Time on June 22, 2022 (the “Prior Plan Expiration Time”), to the extent that, after the Prior Plan Expiration Time, such shares would have recycled back to the 2012 Plan (as defined below) in connection with the awards’ expiration, termination, cancellation, forfeiture or repurchase as described further below, in each case, subject to adjustment upon certain changes in the Company’s capitalization. The 2022 Plan provides for the granting of incentive stock options to employees and non-statutory stock options to employees, directors or consultants, and granting of stock appreciation rights, restricted stock, restricted stock units and performance units, qualified performance-based awards, and stock grants. The stock option price of incentive stock options granted cannot be less than the fair market value on the effective date of the grant. Options, restricted stock, and restricted stock units generally vest over three or four years and expire ten years after the grant. As of September 30, 2022, 6.0 million shares remained available for future grants under the 2022 Plan.
2012 Equity Incentive Plan
In June 2012, the Company's board of directors approved the 2012 Equity Incentive Plan (the "2012 Plan"). The Company's stockholders subsequently adopted the 2012 Plan in July 2012, which became effective in August 2012. The 2012 Plan expired on June 22, 2022.
2017 New Employee Inducement Incentive Plan
For details on the 2017 New Employee Inducement Incentive Plan (the "2017 Plan"), please refer to the Form 10-K. No grants were made under the 2017 Plan during the three months ended September 30, 2022. As of September 30, 2022, 1.4 million shares remained available for future grants under the 2017 Plan.
Stock-Based Compensation
The following table presents stock-based compensation expense (dollars in thousands):

	Three Months Ended September 30,		Six Months Ended September 30,
	2022	2021	2022	2021
Cost of service revenue	$2,436	$2,345	$5,100	$4,313
Cost of other revenue	925	1,203	2,036	2,274
Research and development	7,711	9,458	15,755	18,156
Sales and marketing	6,809	12,724	14,917	27,050
General and administrative	6,740	10,105	14,627	20,629
Total	$24,621	$35,835	$52,435	$72,422
Stock Options
The following table presents the stock option activity (shares in thousands):

	Number of Shares	Weighted Average Exercise Price Per Share
Outstanding at March 31, 2022	867	$10.67
Exercised	(11)	5.87
Canceled/Forfeited	(83)	10.71
Outstanding at September 30, 2022	773	$10.74

Vested and expected to vest September 30, 2022	773	$10.74
Exercisable at September 30, 2022	772	$10.73
The total intrinsic value of options exercised in the six months ended September 30, 2022 and 2021 was $40,000 and $13.3 million respectively.
As of September 30, 2022, there was $2.8 thousand of total unrecognized compensation cost related to stock options, which is expected to be recognized over a weighted average period of approximately 0.1 years.
The Company did not grant any stock options during the six months ended September 30, 2022 and 2021.
The fair value of each of the Company's option grants has been estimated on the date of grant using the Black-Scholes pricing model. No option grants were made in the six months ended September 30, 2022 and 2021.
Stock Purchase Rights
There were no activities related to stock purchase rights during the three months ended September 30, 2022 and 2021.
As of September 30, 2022, there was no unrecognized compensation cost related to stock purchase rights.
Restricted Stock Units
The following table presents the RSU activity (shares in thousands):

	Number of Shares	Weighted Average Grant Date Fair Value	Weighted Average Remaining Contractual Term (in Years)
Balance at March 31, 2022	9,375	$20.41	2.11
Granted	11,077	6.00
Vested and released	(2,704)	20.92
Forfeited	(1,797)	15.47
Balance at September 30, 2022	15,951	$10.87	2.15
As of September 30, 2022, there was $111.8 million of total unrecognized compensation cost related to RSUs.

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

The following table presents the PSU activity (shares in thousands):

	Number of Shares	Weighted Average Grant Date Fair Value	Weighted Average Remaining Contractual Term (in Years)
Balance at March 31, 2022	1,026	$35.36	0.89
Granted	720	7.71
Granted for performance achievement[1]	—
Vested and released	(128)	25.65
Forfeited	(436)	33.89
Balance at September 30, 2022	1,182	$20.12	1.66
1 Represents additional PSUs awarded as a result of the achievement of performance goals above the performance targets established at grant.
As of September 30, 2022, there was $26.9 million of total unrecognized compensation cost related to PSUs.
Employee Stock Purchase Plan ("ESPP")
As of September 30, 2022, there was approximately $4.1 million of unrecognized compensation cost related to employee stock purchases. This cost is expected to be recognized over a weighted average period of 0.6 years. In July 2022, the Company added 3.6 million shares to the ESPP for future issuances, and as of September 30, 2022, a total of 2.5 million shares were available for issuance under the ESPP.
Stock Repurchases
In August 2022, the Company repurchased in privately negotiated transactions with a limited number of holders 10,695,000 shares of its common stock for approximately $60 million. There were no stock repurchases during the six months ended September 30, 2021.
Stock Issuance

On August 11, 2022, the Company issued 1,015,024 shares of the Company’s common stock to settle its financial advisory fee for services provided in connection with Exchange Transaction and the issuance of the Term Loan and Warrants. The fair value of the shares was allocated to the Exchange Transaction as third-party costs and the issuance of Term Loan and Warrants as debt issuance costs based on a systematic and rational approach.

9. INCOME TAXES
The Company's effective tax rate was (5.4)% and (0.6)% for the three months ended September 30, 2022 and 2021, respectively, and (2.7)% and (0.6)% for the six months ended September 30, 2022 and 2021, respectively. The difference in the effective tax rate and the U.S. federal statutory rate was primarily due to the full valuation allowance the Company maintains against its deferred tax assets. The effective tax rate is calculated by dividing the Provision for income taxes by the Loss before provision for income taxes.

10. NET LOSS PER SHARE
The following is a reconciliation of the weighted average number of common shares outstanding used in calculating basic and diluted net loss per share (dollars in thousands, except per share data):

	Three Months Ended September 30,		Six Months Ended September 30,
	2022	2021	2022	2021
Net loss	$(11,639)	$(42,324)	$(37,682)	$(86,230)
Weighted average common shares outstanding - basic and diluted (in thousands)	116,013	112,422	117,857	111,180

Net loss per share - basic and diluted	$(0.10)	$(0.38)	$(0.32)	$(0.78)
The following potentially dilutive common shares were excluded from the calculation of diluted earnings per share because their inclusion would have been anti-dilutive (shares in thousands):

	Three Months Ended September 30,
	2022	2021
Stock options	773	1,155
Restricted stock units and Performance stock units	17,133	9,821
Potential shares attributable to the ESPP	2,487	567
Total anti-dilutive shares	20,393	11,543

11. GEOGRAPHICAL INFORMATION
The following tables set forth the geographic information for each period (dollars in thousands):

	Three Months Ended September 30,		Six Months Ended September 30,
	2022	2021	2022	2021
United States	$136,532	$104,607	$272,652	208,265
International	50,857	46,950	102,357	91619
Total revenue	$187,389	$151,557	$375,009	$299,884

	Property and Equipment as of
	September 30, 2022	March 31, 2022
United States	$64,567	$73,967
International	4,150	5,049
Total property and equipment, net	$68,717	$79,016
12. ACQUISITIONS
Fuze
On January 18, 2022, the Company acquired 100% of the outstanding shares of common stock of Fuze, Inc. for a total consideration of $213.8 million, which consisted of $132.9 million in cash and $80.9 million in shares of common stock of the Company (based on $15.48 closing price of the Company's stock on January 18, 2022), of which, approximately $1.3 million in cash and up to 1,153,523 shares were held back as part of the merger agreement, and 346,053 shares were held back (pursuant to indemnity obligations) and reserved for later issuance. Subsequently, in May 2022, the approximately $1.3 million in cash held back was released as part of the working capital adjustment. The results of Fuze, Inc.’s operations have been included in the Company's consolidated financial statements, including revenue for the three and six months ended September 30, 2022.

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
SUMMARY AND OUTLOOK
In the second quarter of fiscal 2023, our total revenue grew $35.8 million or approximately 24% year-over-year to $187.4 million. Excluding $28.4 million of revenue from the Fuze customer base, total revenue increased 5% from the second quarter of 2022. In the first half of fiscal 2023, our total revenue grew $75.1 million or approximately 25% year-over-year to $375.0 million. Excluding $57.9 million of revenue from the Fuze customer base, total revenue increased 6% from the first half of 2022.

As part of our long-term strategy to increase profitability and cash flow, we continue to focus on reducing the cost of delivering our services and improving our operating efficiency, while increasing our revenue and annualized recurring and usage revenue (ARR) from XCaaS and enterprise customers. We believe that continued innovation is necessary to meet the evolving needs of today’s workforce and is a critical factor in attracting and retaining high value enterprise customers. We have focused our sales and marketing to drive awareness of the XCaaS product and unique features that 8x8 provides its customers.

We are committed to increasing our investment in research and development in fiscal 2023 compared to fiscal 2022, because we believe innovation drives competitive advantage and is an important variable in achieving sustainable growth. Our acquisition of Fuze, Inc. increased our engineering resources dedicated to innovation on our XCaaS platform.

Annualized Recurring Subscriptions and Usage Revenue (ARR) from strategic mid-market and enterprise customers represented 76% of total ARR and increased 37% compared to the same period in fiscal 2022. ARR associated with Small Business customers declined 2% year-over-year and accounted for 24% of total ARR, compared to 30% of ARR a year ago. We have focused our sales and marketing resources on increasing our enterprise ARR as a long-term strategy due to enterprise customers' longer commitments, higher retention and better efficiency ratios. Enterprise customers are also more likely to need the advanced capabilities of our contact center solutions and realize the advantages of our unified XCaaS platform. See "Key Business Metrics" section below for further discussion on how we define ARR.

At the end of the second quarter of fiscal 2023, enterprise customers accounted for 58% of total ARR and more than 35% of our ARR was derived from customers deploying the UCaaS and CCaaS capabilities of our XCaaS platform.

In August 2022, we took steps to improve our capital structure by refinancing approximately $403.8 million of $500.0 million aggregate principal amount of 2024 Notes through an exchange for approximately $201.9 million in 2028 Notes plus approximately $181.7 million in cash. The cash payment was funded with the partial proceeds of a $250.0 million senior secured term loan facility due in 2027 entered into on August 10, 2022. At the same time as we issued the 2028 Notes, we repurchased 10,695,000 shares of our common stock for approximately $60.0 million in privately negotiated transactions with a limited number of holders. Subsequently, on September 28, 2022, we repurchased another $6.0 million in aggregate principal amount of the 2024 Notes in a separate privately negotiated transaction, leaving approximately $90.0 million of the 2024 Notes outstanding at September 30, 2022. See Part I, Item 1, Note 7, Convertible Senior Notes, Term Loan and Capped Calls to our condensed consolidated financial statements for details.

Approximately two-thirds of our investment in research and development is focused on extending the contact center capabilities of our XCaaS platform. We plan to continue our efforts to reduce our unit costs to improve our gross profit margin as our business scales. Additionally, we plan to reduce our investments in sales and marketing as a percentage of revenue as we focus on driving improved efficiencies in our customer acquisition and sales operations. As part of this focus, in October 2022, we reduced our total headcount, primarily in sales and marketing, by less than 10%. We expect our focus on reducing unit costs and improving sales and marketing efficiency will result in improved operating margins and increased cash flow from operations.
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
Other Expense, Net
Other expense, net, consists primarily of interest expense related to the term loan and convertible notes, partially offset by income earned on our cash, cash equivalents, investments, and gains / losses from foreign exchange, debt extinguishment and warrants measurement.
Provision for (benefit from) Income Taxes
Provision for (benefit from) income taxes consists primarily of foreign income taxes and state minimum taxes in the United States. As we expand the scale of our international business activities, any changes in the United States and foreign taxation of such activities may increase our overall provision for income taxes in the future. We have a valuation allowance for our United States deferred tax assets, including federal and state net operating loss carryforwards. We expect to maintain this valuation allowance until it becomes more likely than not that the benefit of our federal and state deferred tax assets will be realized by way of expected future taxable income in the United States.

RESULTS OF OPERATIONS
The following discussion should be read in conjunction with our condensed consolidated financial statements and the notes thereto. Our results of operations for the second quarter and first half for fiscal 2023, and the discussion below, includes Fuze, Inc.'s results of operations, while the results of operations for our second quarter and first half of fiscal 2022 did not include Fuze, Inc.’s results of operations, since it was acquired on January 18, 2022. Our results of operations are also impacted by fluctuations in foreign currencies, please refer to Part 1, Item 3. Quantitative and Qualitative Disclosures About Market Risks for additional information.
(Dollars in thousands)
Revenue
Service revenue

	2022	2021	Change
Three Months Ended September 30,	$178,556	$142,376	$36,180	25.4%
Percentage of total revenue	95.3%	93.9%

Six Months Ended September 30,	$357,717	$280,172	$77,545	27.7%
Percentage of total revenue	95.4%	93.4%
Service revenue increased for the three and six months ended September 30, 2022 as compared to the three and six months ended September 30, 2021, primarily due to a net increase in our installed base of mid-market and enterprise customers, expanded deployments by existing customers and growth in related telecom usage by our customers, including from our acquisition of Fuze, Inc., which contributed approximately $27.9 million and $57.2 million in service revenue for the three and six months ended September 30, 2022, respectively. The increase in service revenue reflected increased sales of our UCaaS and CCaaS solutions, increased adoption of our XCaaS integrated communication and collaboration platform, and growth in sales of our UCaaS direct routing solution for Microsoft Teams users. The increase in service revenue from these sources was partially offset by a decrease in usage revenue generated by our CPaaS products, primarily in the Asia-Pacific region.

We expect our service revenue to grow over time with our diverse platform offering as we increase the features and functionality of our platform and expand the global coverage of our UCaaS services.

Other revenue

	2022	2021	Change
Three Months Ended September 30,	$8,833	$9,181	$(348)	(3.8)%
Percentage of total revenue	4.7%	6.1%

Six Months Ended September 30,	$17,292	$19,712	$(2,420)	(12.3)%
Percentage of total revenue	4.6%	6.6%

Other revenue decreased for the three and six months ended September 30, 2022 as compared to the three and six months ended September 30, 2021 due to a decrease in professional services revenue.
No single customer represented more than 10% of our total revenues for the three and six months ended September 30, 2022 and 2021.
Cost of Revenue

Cost of service revenue

	2022	2021	Change
Three Months Ended September 30,	$51,038	$47,198	$3,840	8.1%
Percentage of service revenue	28.6%	33.2%

Six Months Ended September 30,	$104,585	$93,208	$11,377	12.2%
Percentage of service revenue	29.2%	33.3%

Cost of service revenue increased in dollars but decreased as a percentage of service revenue for the three months ended September 30, 2022 as compared to the three months ended September 30, 2021, due to an increase in sales of our services, resulting in an increase of $2.0 million in communication infrastructure costs incurred to deliver our services, including those in connection with CPaaS, a $1.6 million increase in employee and consulting related costs, including $0.1 million related to stock-based compensation expenses, and a $0.8 million increase in depreciation and amortization. These increases were partially offset by a decrease in amortization of capitalized software costs of $0.7 million.

Cost of service revenue increased in dollars but decreased as a percentage of service revenue for the six months ended September 30, 2022 as compared to the six months ended September 30, 2021, due to an increase in sales of our services, resulting in an increase of $5.3 million in communication infrastructure costs incurred to deliver our services, including those in connection with CPaaS, a $4.5 million increase in employee and consulting related costs, including $0.8 million related to stock compensation expenses, and a $1.9 million increase in depreciation and amortization. These increases were partially offset by a decrease in amortization of capitalized software costs of $1.1 million.
We expect cost of service revenue will increase in absolute dollars but generally decrease as a percentage of revenue in future periods.
Cost of other revenue

	2022	2021	Change
Three Months Ended September 30,	$11,000	$12,269	$(1,269)	(10.3)%
Percentage of other revenue	124.5%	133.6%

Six Months Ended September 30,	$24,126	$26,015	$(1,889)	(7.3)%
Percentage of other revenue	139.5%	132.0%
Cost of other revenue decreased both dollars and as a percentage of other revenue for the three months ended September 30, 2022 as compared to the three months ended September 30, 2021 primarily due to decreased personnel and related costs to deliver our professional services.

Cost of other revenue decreased in dollars but increased as a percentage of other revenue for the six months ended September 30, 2021, primarily due to decreased personnel and related costs to deliver our professional services which also declined in revenue.

Operating Expenses
Research and development

	2022	2021	Change
Three Months Ended September 30,	$36,019	$28,498	$7,521	26.4%
Percentage of total revenue	19.2%	18.8%

Six Months Ended September 30,	$70,974	$53,890	$17,084	31.7%
Percentage of total revenue	18.9%	18.0%
Research and development expenses increased in dollars and as a percentage of other revenue for the three months ended September 30, 2022 as compared to the three months ended September 30, 2021, primarily due to a $5.4 million increase in personnel-related and consulting costs, a $2.0 million reduction in capitalized internal-use software costs, a $1.3 million increase in software licenses and a $1.0 million increase in public cloud services. These increases were partially offset by a $1.7 million decrease in stock-based compensation expenses and $0.5 million decrease in amortization of capitalized software.

Research and development as a percentage of revenue increased in dollars and as a percentage of other revenue for the six months ended September 30, 2022 as compared to the six months ended September 30, 2021, primarily due to a $10.5 million increase in personnel-related and consulting costs, a $5.2 million reduction in capitalized internal-use software costs, a $3.2 million increase in software licenses, and a $1.5 million increase in public cloud services. These increases were partially offset by a $2.4 million decrease in stock-based compensation expenses and $0.7 million decrease in amortization of capitalized software.

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
Sales and marketing

	2022	2021	Change
Three Months Ended September 30,	$80,487	$76,726	$3,761	4.9%
Percentage of total revenue	43.0%	50.6%

Six Months Ended September 30,	$164,014	$152,641	$11,373	7.5%
Percentage of total revenue	43.7%	50.9%
Sales and marketing expenses increased in dollars but decreased as a percentage of sales and marketing expenses for the three months ended September 30, 2022 as compared to the three months ended September 30, 2021, primarily due to a $6.7 million increase in channel commissions, a $2.9 million increase in amortization of intangibles, and a $1.1 million increase in amortization of deferred sales commission costs. These increases were partially offset by a decrease of $6.6 million in personnel-related and consulting expenditures, including a $5.9 million decrease in stock-based compensation expense.

Sales and marketing increased in dollars but decreased as a percentage of sales and marketing expenses for the six months ended September 30, 2022 as compared to the six months ended September 30, 2021, primarily due to a $14.4 million increase in channel commissions, a $5.8 million increase in amortization of intangibles, and a $2.0 million increase in amortization of deferred sales commission costs. These increases were partially offset by a decrease of $13.2 million in personnel-related and consulting expenditures, including a $12.1 million decrease in stock-based compensation expense.
We expect sales and marketing costs as a percentage     of revenue to decrease over time as we focus on improving our cost structure and achieving operational efficiencies.
General and administrative

	2022	2021	Change
Three Months Ended September 30,	$33,835	$24,023	$9,812	40.8%
Percentage of total revenue	18.1%	15.9%

Six Months Ended September 30,	$63,054	$50,114	$12,940	25.8%
Percentage of total revenue	16.8%	16.7%

General and administrative expenses increased in dollars and as a percentage of other revenue for the three months ended September 30, 2022 as compared to the three months ended September 30, 2021, primarily due to an increase of $5.0 million in personnel-related and consulting costs, $2.8 million in legal and regulatory costs, $2.1 million in contract termination costs, $1.5 million in acquisition and integration costs, and $1.2 million in facilities and overhead costs. These increases were partially offset by a $3.4 million decrease in stock-based compensation expenses.
General and administrative increased in dollars and as a percentage of other revenue for the six months ended September 30, 2022 compared to the six months ended September 30, 2021 primarily due to an increase of $7.3 million in personnel-related and consulting salary costs, $3.8 million in legal and regulatory costs, and $3.1 million in facilities and overhead costs.These increases were partially offset by a $6.0 million decrease in stock-based compensation expenses.
We expect to continue improving our cost structure and achieve operational efficiencies, and therefore, also expect that general and administrative expenses as a percentage of total revenue will decline over time.
Other income (expense), net

	2022	2021	Change
Three Months Ended September 30,	$13,950	$(4,934)	$18,884	(382.7)%
Percentage of total revenue	7.4%	(3.3)%

Six Months Ended September 30,	$15,066	$(9,757)	$24,823	(254.4)%
Percentage of total revenue	4.0%	(3.3)%
Other income (expense), net increased for the three and six months ended September 30, 2022 as compared to 2021 primarily due to a $16.1 million gain from debt extinguishment from the 2024 convertible notes and $1.3 million on remeasurement of warrants issued in connection with the term loan.
Provision for income taxes

	2022	2021	Change
Three Months Ended September 30,	$599	$233	$366	157.1%
Percentage of total revenue	0.3%	0.2%

Six Months Ended September 30,	$1,004	$489	$515	105.3%
Percentage of total revenue	0.3%	0.2%
There was no material change to our provision for income taxes for the six months ended September 30, 2022, and no material changes are currently anticipated for the remainder of fiscal year 2023.
Liquidity and Capital Resources
As of September 30, 2022, we had $132.3 million of cash and cash equivalents and investments, including $1.3 million in restricted cash in support of letters of credit securing leases for office facilities and certain equipment.
We believe that our existing cash, cash equivalents and investment balances and our anticipated cash flows from operations will be sufficient to meet our working capital, expenditure, and contractual obligation requirements for the next 12 months and the foreseeable future. During the three months ended September 30, 2022, we repaid a significant portion of our existing convertible notes maturing in 2024, in exchange for $181.7 million in cash and $201.9 million of new convertible notes maturing in 2028, which were issued on August 11, 2022, as further described in Part I, Item 1, Note 7. Convertible Senior Notes, Term Loan and Capped Calls to our condensed consolidated financial statements. We also secured a $250.0 million senior secured term loan facility maturing in 2027, as further described in Part I, Item 1, Note 7. Convertible Senior Notes, Term Loans and Capped Calls to our condensed consolidated financial statements. Although we believe we have adequate sources of liquidity for the next 12 months and the foreseeable future, any future refinancing, the success of our operations, the global economic outlook (including the impact of inflationary pressures and foreign currency exchange rate and interest rate fluctuations) and the pace of sustainable growth in our markets, as well as uncertainty as a result of the COVID-19 pandemic and Russia's invasion of Ukraine, among other factors, could impact our business and liquidity.
Period-over-Period Changes
Net cash provided by operating activities for the six months ended September 30, 2022 was $19.7 million, as compared to $9.1 million for the six months ended September 30, 2021. Cash used in or provided by operating activities is primarily affected by:
•net income or loss;
•non-cash expense items, such as depreciation, amortization, and impairments;
•non-cash gain associated with extinguishment of debt, or changes in fair value of liabilities;
•non-cash expense associated with stock options and stock-based compensation and awards; and
•changes in working capital accounts, particularly related to the timing of collections from receivables and payments of obligations, such as commissions.
For the six months ended September 30, 2022, net cash provided in operating activities was a result of an adjustment to net loss of $93.7 million in non-cash charges, such as stock-based compensation expense of $52.4 million, depreciation and amortization expenses of $27.8 million, amortization of deferred sales commission costs of $18.8 million, $16.1 million gain from debt extinguishment, operating lease expenses of $5.9 million, and $1.3 million gain from remeasurement of warrants. These adjustments for non-cash charges were partially offset by $36.3 million of working capital adjustments driven by $13.8 million in deferred sales commission costs, and $14.7 million in accounts payable and accruals.
Net cash provided by investing activities was $9.8 million for the six months ended September 30, 2022, as compared to $28.8 million of cash used in the six months ended September 30, 2021. The cash provided by investing activities during the six months ended September 30, 2022 primarily related to $17.3 million of net proceeds from sales and maturities of investments, partially offset by $4.3 million of internally developed software capitalization, $1.8 million purchase of property and equipment, and $1.3 million payout of the cash holdback related to the Fuze, Inc. acquisition.
Net cash used in financing activities was $16.2 million for the six months ended September 30, 2022, as compared to $10.2 million of cash provided by financing activities for the six months ended September 30, 2021. The cash used in financing activities for the six months ended September 30, 2022 was primarily driven by $190.6 million of net repayment and refinancing of senior convertible notes, and $60.2 million of shares repurchased (net of $5.9 million of warrants issued), which were substantially offset by $232.9 million of net proceeds from the term loan.

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
Our consolidated financial statements are prepared in accordance with U.S. GAAP. Refer to Note 1, The Company and Significant Accounting Policies, in the Notes to Consolidated Financial Statements included in this Quarterly Report, which describes the significant accounting policies and methods used in the preparation of our consolidated financial statements. Other than the adoption of ASU 2020-06 as discussed in Note 1, The Company and Significant Accounting Policies, in the Notes to the Condensed Consolidated Financial Statements included in this Quarterly Report, there have been no significant changes during the three months ended September 30, 2022 to our critical accounting policies and estimates previously disclosed in the Form 10-K.
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Interest Rate Fluctuation Risk
We had cash, cash equivalents, and investments totaling $132.3 million as of September 30, 2022. Cash equivalents and investments were invested primarily in money market funds, United States treasury, commercial paper, and corporate bonds. Our investment policy is focused on the preservation of capital and supporting our liquidity needs. Under the policy, we invest in highly rated securities, while limiting the amount of credit exposure to any one issuer other than the United States government. We do not invest in financial instruments for trading or speculative purposes, nor do we use leveraged financial instruments. We utilize external investment managers who adhere to the guidelines of our investment policy. A hypothetical 10% change in interest rates would not have a material impact on the value of our cash, cash equivalents, or available-for-sale investments.
As of September 30, 2022, there were $90.0 million of convertible senior notes maturing in 2024 and $201.9 million of convertible senior notes maturing in 2028 outstanding, and a $250.0 million senior secured term loan facility maturing in 2027. The fair value of the convertible notes is subject to interest rate risk, market risk, and other factors due to the conversion feature. The fair value of the convertible senior notes will generally increase as the Company's common stock price increases and will generally decrease as its common stock price declines. The interest and market value changes affect the fair value of the convertible senior notes but do not impact our financial position, cash flows, or results of operations, due to the fixed nature of the debt obligation. Additionally, we carry the convertible senior notes at face value, less unamortized discount, on our consolidated balance sheets, and we present the fair value for required disclosure purposes only.
Foreign Currency Exchange Risk
We operate in international markets and typically invoice our customers and pay our expenses in local currencies, primarily the British pound and the Euro. As a result, changes in foreign currency exchange rates relative to the United States dollar may impact our revenue and operating expenses upon translation in our consolidated financial statements. Historically, the impacts on revenue and expenses have substantially offset one another and the effects of currency on operating and net income have not been material. As our foreign operations expand, the impact of changes in foreign currency exchange rates on our revenue and operating expenses may not continue to offset one another and may impact our operating results.
In the three months ended September 30, 2022, the United States dollar appreciated against the British pound and the Euro. Our revenues would have been approximately $1.0 million higher had foreign currency exchange rates, primarily exchange rates for the British pound and Euro to the United States dollar, remained consistent with those of June 30, 2022. Due to the offsetting effect of foreign exchange fluctuations on expenses, operating and net income were not materially impacted.
Gains or losses from the revaluation of certain cash balances, accounts receivable balances and intercompany balances that are denominated in local currencies, primarily the British pound and the Euro, are reflected as foreign currency translation adjustments in our Condensed Consolidated Statements of Comprehensive Loss. A hypothetical decrease in all foreign currencies against the United States dollar of 10% would not result in a material foreign currency loss on foreign-denominated balances as of September 30, 2022.
At this time, we do not, but we may in the future, enter into financial instruments to hedge our foreign currency exchange risk.
ITEM 4. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, as of September 30, 2022. As permitted by SEC guidance for newly acquired businesses, this evaluation did not include an assessment of those disclosure controls and procedures that are subsumed by and did not include an assessment of internal control over financial reporting as it relates to Fuze, Inc., which was acquired on January 18, 2022. The Company has excluded Fuze from its assessment of the effectiveness of its internal control over financial reporting as of September 30, 2022. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of September 30, 2022, our disclosure controls and procedures were effective at the reasonable assurance level.
Changes in Internal Control Over Financial Reporting
During the three months ended September 30, 2022, there was no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
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

Cyber intrusions, breaches of our networks or systems or those of our service and cloud storage providers, and other malicious acts could adversely impact our business.

Our business operations, from our internal and service operations to research and development activities, sales and marketing efforts and customer and partner communications, depend on our ability to protect our network from interruption by damage from hackers, social engineering and phishing, ransomware, computer viruses, worms, other malicious software programs, or similar disruptive problems or other events beyond our control. Individuals or entities have attempted, and will attempt, to penetrate our network security, and that of our platform, and try to cause harm to our business operations, including by misappropriating our proprietary information or that of our customers, employees and business partners or causing interruptions of our products and platform. In particular, cyberattacks and other malicious internet-based activity continues to increase in frequency and in magnitude both generally and specifically against us and other cloud-service providers. For example, during the second quarter of fiscal 2023, we detected malware on our network that permitted an intrusion by an authorized third party to access certain data stored on our network. We responded quickly and implemented measures to identify and remove the intruder and malware from our network and secure our data. We continue to implement new technological measures to prevent, detect, and contain such intrusions as well as build and strengthen ongoing employee awareness, education and training, but we cannot guarantee we will be able to prevent, detect or contain all future cyber intrusions, nor can we guarantee that our backup systems, regular data backups, security protocols, DDOS mitigation, and other procedures that are currently in place, or may be in place in the future, will be adequate to prevent significant damage, system failure, or data loss.

Inherent in our provision of services are the storage, processing, and transmission of our customers' data, which may include confidential and sensitive information. Customers may use our services to store, process, and transmit a wide variety of confidential and sensitive information, such as credit card, bank account, and other financial information, proprietary information, trade secrets, or other data that may be protected by sector-specific laws and regulations, like intellectual property laws, laws addressing the protection of personally identifiable information (or personal data in the EU), as well as the Federal Communications Commission’s, or the FCC’s, customer proprietary network information (“CPNI”) rules. We may be targets of cyber threats and security breaches, given the nature of the information that we store, process, and transmit and the fact that we provide communications services to a broad range of businesses. To the extent that state-sponsored incidents of cybersecurity breaches increase due to geopolitical tensions, this risk may continue to increase.

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

We have a substantial amount of indebtedness, which could have important consequences to our business.

We have a substantial amount of indebtedness. During the quarter ended September 30, 2022, we entered into the following arrangements: (i) on August 10, 2022, we borrowed $250.0 million in a senior secured term loan facility under the Credit Agreement entered into on August 3, 2022, which term loans will mature on August 3, 2027 and initially bear interest at an annual rate equal to the Term SOFR (which will be subject to a floor of 1.00% and a credit spread adjustment of 0.10%), plus a margin of 6.50%; and (ii) on August 11, 2022, we issued approximately $201.9 million aggregate principal amount of the 2028 Notes, which bear interest at a rate of 4.00% per annum, payable semi-annually in arrears on February 1 and August 1 of each year, commencing on February 1, 2023, and will mature on February 1, 2028, unless earlier converted, redeemed or repurchased, pursuant to the 2028 Notes Indenture. As of September 30, 2022, we had $516.7 million of total long-term debt outstanding.

Our substantial indebtedness could have important consequences that could have a material adverse effect on our business, financial condition and results of operations, including the following:

• requiring us to comply with restrictive covenants in our senior secured debt facility, which limits the manner in which we conduct our business, and which obligations under the Credit Agreement are guaranteed by our wholly-owned subsidiaries;
• making it more difficult for us to satisfy our obligations with respect to our indebtedness;
• requiring us to dedicate a substantial portion of our cash flow from operations to debt service payments on our debt, which reduces the funds available for working capital, capital expenditures, acquisitions and other general corporate purposes;
• limiting our flexibility in planning for, or reacting to, changes in the industry in which we operate;
• placing us at a competitive disadvantage compared to any of our less-leveraged competitors;
• increasing our vulnerability to both general and industry-specific adverse economic conditions; and
• limiting our ability to obtain additional debt or equity financing to fund future working capital, capital expenditures, acquisitions or other general corporate requirements and increasing our cost of borrowing.
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(a) On August 3, 2022, the Company agreed with its financial advisor, J. Wood Capital Advisors LLC, to settle 50% of its financial advisory fee for services provided in connection with the Exchange Transaction and negotiation of the new secured term loan facility, as further described in Part I, Item 1, Note 7, Convertible Senior Notes, Term Loan and Capped Calls through the issuance of 1,015,024 shares of the Company's common stock, equivalent to approximately $5.1 million. These shares were issued in a private placement in reliance on the exemption from registration provided by Section 4(a)(2) of the Securities Act. The Company is relying on this exemption based in part on representations made by the financial advisor in its engagement letter and related share payment letter.
(b) None.
(c) The following table provides information relating to our purchases of equity securities for the second quarter of fiscal year:

Period	(a) Total Number of Shares (or Units) Purchased	(b) Average Price Paid per Share (or Unit)	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
July 1, 2022-July 31, 2022	—	$—	—	$—
August 1, 2022-August 31, 2022	10,695,000	$5.61	10,695,000	$—
September 1, 2022-September 30, 2022	—	$—	—	$—
Total	10,695,000	$5.61	10,695,000	$—
In August 2022, the Company repurchased in privately negotiated transactions with a limited number of holders 10,695,000 shares of its common stock from purchasers of the 2028 Convertible Secured Notes at an average price of $5.61 per share for an aggregate purchase price of approximately $60 million.
ITEM 3. DEFAULTS UPON SENIOR SECURITIES
None.
ITEM 4. MINE SAFETY DISCLOSURES
Not applicable.
ITEM 5. OTHER INFORMATION
None.

ITEM 6. EXHIBITS

		Incorporated by Reference
Exhibit Number	Exhibit Description	Company Form	Filing Date	Exhibit Number	Filed Herewith
3.1	Certificate of Amendment to the Restated Certificate of Incorporation of Registrant, dated July 12, 2022	8-K	7/13/2022	3.1
3.2	Amended and Restated By-Laws of 8x8, Inc.	8-K	7/28/2015	3.2
4.1	Indenture, dated as of August 11, 2022, by and between 8x8, Inc. and Wilmington Trust, National Association, as trustee	8-K	8/16/2022	4.1
4.2	Form of 4.00% Convertible Senior Notes due 2028 (included in Exhibit 4.1)	8-K	8/16/2022	4.2
10.1	8x8, Inc. 2022 Equity Incentive Plan	S-8	7/15/2022	10.1
10.2	Form of Stock Option Agreement under the 8x8, Inc. 2022 Equity Incentive Plan	S-8	7/15/2022	10.2
10.3	Form of Notice of Grant of Restricted Stock Unit Award and Agreement under the 8x8, Inc. 2022 Equity Incentive Plan	S-8	7/15/2022	10.3
10.4	8x8, Inc. Amended and Restated 1996 Employee Stock Purchase Plan	S-8	7/15/2022	10.4
10.5	Form of Exchange Agreement for the 4.00% Convertible Senior Notes due 2028	8-K	8/4/2022	10.1
10.6	Term Loan Credit Agreement, dated as of August 3, 2022, by and among 8x8, Inc., Wilmington Savings Fund Society, FSB, as administrative agent, and the lenders party hereto	8-K	8/4/2022	10.2
10.7	Form of Warrants to Purchase Common Stock	8-K	8/4/2022	10.3
31.1	Certification of Chief Executive Officer of the Registrant pursuant to Rule 13a-14				X
31.2	Certification of Chief Financial Officer of the Registrant pursuant to Rule 13a-14				X
32.1	Certification of Chief Executive Officer of the Registrant pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002				X
32.2	Certification of Chief Financial Officer of the Registrant pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002				X
101	The following materials from 8x8, Inc.'s Quarterly Report on Form 10-Q for the three and six months ended September 30, 2022, formatted in Inline XBRL: (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Operations for the three and six months ended September 30, 2022 and 2021, (iii) Consolidated Statements of Comprehensive Loss for the three and six months ended September 30, 2022 and 2021, (iv) Consolidated Statements of Stockholders’ Equity for the three and six months ended September 30, 2022 and 2021, (v) Consolidated Statements of Cash Flows for the three and six months ended September 30, 2022 and 2021 and (vi) Notes to Consolidated Financial Statements, tagged as blocks of text and including detailed tags XBRL Instance Document				X
* Indicates management contract or compensatory plan or arrangement.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant, 8x8, Inc., a Delaware corporation, has duly caused this Quarterly Report on Form 10-Q to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Campbell, State of California, on November 3, 2022.

8x8, Inc.

By: /s/ SUZY SEANDEL
Suzy Seandel
(Principal Accounting Officer and Duly Authorized Officer)