Form 10-Q
period 2022-12-31
8X8 INC /DE/
filed 2023-02-07
CIK 1023731

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM	10-Q
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended December 31, 2022
OR
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
(408) 727-1885
(Registrant's telephone number, including area code)
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol	Name of each exchange on which registered
COMMON STOCK, PAR VALUE $.001 PER SHARE	EGHT	Nasdaq Global Select Market
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.    ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes    ☐        No    ☒
The number of shares of the Registrant's Common Stock outstanding as of January 31, 2023 was 113,048,025.

8X8, INC.
INDEX TO QUARTERLY REPORT ON FORM 10-Q
FOR THE QUARTER ENDED DECEMBER 31, 2022

Forward-Looking Statements and Risk Factors
Statements contained in this quarterly report on Form 10-Q, or this "Quarterly Report", regarding our expectations, beliefs, estimates, intentions or strategies are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 ( the "Securities Act") and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). Any statements contained herein that are not statements of historical fact may be deemed to be forward-looking statements. For example, words such as "may," "will," "should," "estimates," "predicts," "potential," "continue," "strategy," "believes," "anticipates," "plans," "expects," "intends," and similar expressions are intended to identify forward-looking statements. These forward-looking statements include, but are not limited to, statements regarding: industry trends; our number of customers; service revenue; cost of service revenue; research and development expenses; whether we will increase research and development spending relative to fiscal 2022; reducing unit costs and improving gross profit margin, or driving sustainable growth and increasing profitability and cash flow; new debt and interest expense; hiring of employees; sales and marketing expenses; general and administrative expenses in future periods; the impact of the COVID-19 pandemic; and the impact of foreign currency exchange rate and interest rate fluctuations. You should not place undue reliance on these forward-looking statements. Actual results and trends may differ materially from historical results and those projected in any such forward-looking statements depending on a variety of factors. These factors include, but are not limited to:
•the impact of economic downturns on us and our customers, including the impacts of the COVID-19 pandemic;
•the impact of cost increases and general inflationary pressures, as well as supply chain shortages and disruptions, on our operating expenses;
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

PART I. Financial Information
ITEM 1. Financial Statements
8X8, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands)

	December 31, 2022	March 31, 2022
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$92,960	$91,205
Restricted cash, current	511	8,691
Short-term investments	37,445	44,845
Accounts receivable, net	53,811	57,400
Deferred sales commission costs, current	37,401	35,482
Other current assets	32,449	37,999
Total current assets	254,577	275,622
Property and equipment, net	60,915	79,016
Operating lease, right-of-use assets	55,269	63,415
Intangible assets, net	112,236	128,213
Goodwill	265,578	266,867
Restricted cash, non-current	818	818
Long-term investments	—	2,671
Deferred sales commission costs, non-current	70,530	75,668
Other assets, non-current	16,184	17,978
Total assets	$836,107	$910,268

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$40,632	$49,721
Accrued compensation	29,797	36,319
Accrued taxes	31,079	32,573
Operating lease liabilities, current	12,537	15,485
Deferred revenue, current	34,207	34,262
Other accrued liabilities	16,517	23,167
Total current liabilities	164,769	191,527
Operating lease liabilities, non-current	68,358	74,518
Convertible senior notes	264,443	447,452
Term loan	231,202	—
Deferred revenue, non-current	10,480	11,430
Other liabilities, non-current	6,828	2,975
Total liabilities	746,080	727,902
Commitments and contingencies (Note 7)
Stockholders' equity:
Preferred stock		—
Common stock	113	118
Additional paid-in capital	888,123	956,599
Accumulated other comprehensive loss	(14,731)	(7,913)
Accumulated deficit	(783,478)	(766,438)
Total stockholders' equity	90,027	182,366
Total liabilities and stockholders' equity	$836,107	$910,268
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

8X8, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited, in thousands except per share amounts)

	Three Months Ended December 31,		Nine Months Ended December 31,
	2022	2021	2022	2021
Service revenue	$175,765	$149,396	$533,482	$429,568
Other revenue	8,635	7,478	25,927	27,190
Total revenue	184,400	156,874	559,409	456,758
Operating expenses:
Cost of service revenue	47,335	48,763	151,920	141,971
Cost of other revenue	10,176	11,071	34,302	37,086
Research and development	38,791	27,911	109,765	81,801
Sales and marketing	79,021	76,797	243,035	229,438
General and administrative	27,158	29,950	90,212	80,064
Total operating expenses	202,481	194,492	629,234	570,360
Loss from operations	(18,081)	(37,618)	(69,825)	(113,602)
Other income (expense), net	(7,912)	(5,866)	7,154	(15,623)
Loss before provision for income taxes	(25,993)	(43,484)	(62,671)	(129,225)
Provision for income taxes	37	87	1,041	576
Net loss	$(26,030)	$(43,571)	$(63,712)	$(129,801)

Net loss per share:
Basic and diluted	$(0.23)	$(0.38)	$(0.55)	$(1.16)
Weighted average number of shares:
Basic and diluted	113,201	113,510	116,298	111,960

	Three Months Ended December 31,		Nine Months Ended December 31,
	2022	2021	2022	2021
Interest expense	$(7,607)	$(486)	$(13,115)	$(1,359)
Amortization of debt discount and issuance costs	(1,136)	(4,925)	(3,136)	(13,389)
Gain (loss) on warrants remeasurement	(771)	—	522	—
Gain on debt extinguishment	2,144	—	18,250	—
Gain (loss) on sale of assets	1,757	(5)	1,826	(5)
Gain (loss) on foreign exchange	(2,616)	(493)	1,984	(747)
Other income (expense)	317	43	823	(123)
Other income (expense), net	$(7,912)	$(5,866)	$7,154	$(15,623)
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

8X8, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(Unaudited, in thousands)

	Three Months Ended December 31,		Nine Months Ended December 31,
	2022	2021	2022	2021
Net loss	$(26,030)	$(43,571)	$(63,712)	$(129,801)
Other comprehensive income (loss), net of tax
Unrealized loss on investments in securities	(31)	(63)	(130)	(111)
Foreign currency translation adjustment	10,244	895	(6,688)	(971)
Comprehensive loss	$(15,817)	$(42,739)	$(70,530)	$(130,883)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

8X8, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(Unaudited, in thousands)

	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total
	Shares	Amount
Balance at March 31, 2022	117,863	$118	$956,599	$(7,913)	$(766,438)	$182,366
Adjustment related to adoption of ASU 2020-06	—	—	(92,832)	—	46,672	(46,160)
Issuance of common stock under stock plans, less withholding	1,796	2	63	—	—	65
Stock-based compensation expense	—	—	31,807	—	—	31,807
Unrealized investment loss	—	—	—	(94)	—	(94)
Foreign currency translation adjustment	—	—	(35)	(8,384)	—	(8,419)
Net loss	—	—	—	—	(26,043)	(26,043)
Balance at June 30, 2022	119,659	$120	$895,602	$(16,391)	$(745,809)	$133,522
Issuance of common stock under stock plans, less withholding	1,047	1	(1)	—	—	—
ESPP share issuance	419	—	1,648	—	—	1,648
Stock-based compensation expense	—	—	24,936	—	—	24,936
Shares repurchase	(10,695)	(11)	(60,203)	—	—	(60,214)
Shares issued for debt issuance	1,015	1	5,081	—	—	5,082
Unrealized investment loss	—	—	—	(5)	—	(5)
Foreign currency translation adjustment	—	—	—	(8,548)	—	(8,548)
Net loss	—	—	—	—	(11,639)	(11,639)
Balance at September 30, 2022	111,445	$111	$867,063	$(24,944)	$(757,448)	$84,782
Issuance of common stock under stock plans, less withholding	1,390	2	(1)	—	—	1
Stock-based compensation expense	—	—	21,061	—	—	21,061
Unrealized investment loss	—	—	—	(31)	—	(31)
Foreign currency translation adjustment	—	—	—	10,244	—	10,244
Net loss	—	—	—	—	(26,030)	(26,030)
Balance at December 31, 2022	112,834	$113	$888,123	$(14,731)	$(783,478)	$90,027

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total
	Shares	Amount
Balance at March 31, 2021	109,135	$109	$755,643	$(4,193)	$(591,055)	$160,504
Issuance of common stock under stock plans, less withholding	1,562	2	3,438	—	—	3,440
Stock-based compensation expense	—	—	36,508	—	—	36,508
Unrealized investment loss	—	—	—	(33)	—	(33)
Foreign currency translation adjustment	—	—	—	283	—	283
Net loss	—	—	—	—	(43,906)	(43,906)
Balance at June 30, 2021	110,697	$111	$795,589	$(3,943)	$(634,961)	$156,796
Issuance of common stock under stock plans, less withholding	2,721	$2	$6,758	$—	$—	$6,760
Stock-based compensation expense	—	—	33,483	—	—	33,483
Issuance of common stock related to acquisition	(1)	—	—	—	—	—
Unrealized investment loss	—	—	—	(15)	—	(15)
Foreign currency translation adjustment	—	—	—	(2,149)	—	(2,149)
Net loss	—	—	—	—	(42,324)	(42,324)
Balance at September 30, 2021	113,416	$113	$835,830	$(6,107)	$(677,285)	$152,551
Issuance of common stock under stock plans	1,279	1	126	—	—	127
Stock-based compensation expense	—	—	36,611	—	—	36,611
Issuance of common stock related to acquisition	(2)	—	—	—	—	—
Share Repurchase	(2,340)	(2)	(29,375)	—	—	(29,377)
Unrealized investment gain (loss)	—	—	—	(63)	—	(63)
Foreign currency translation adjustment	—	—	—	895	—	895
Net loss	—	—	—	—	(43,571)	(43,571)
Balance at December 31, 2021	112,353	$112	$843,192	$(5,275)	$(720,856)	$117,173

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

8X8, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Nine Months Ended December 31,
	2022	2021
Cash flows from operating activities:
Net loss	$(63,712)	$(129,801)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation	8,056	8,488
Amortization of intangible assets	15,954	3,630
Amortization of capitalized internal-use software costs	16,397	21,968
Impairment of capitalized software	3,729	—
Amortization of debt discount and issuance costs	3,136	13,780
Amortization of deferred sales commission costs	28,533	25,603
Allowance for credit losses	1,984	748
Operating lease expense, net of accretion	8,667	10,162
Stock-based compensation expense	73,516	106,159
Gain on debt extinguishment	(18,250)	—
Gain on remeasurement of warrants	(522)	—
Impairment of right-of-use assets	2,424	—
Gain on sale of assets	(1,826)	—
Other	(65)	1,305
Changes in assets and liabilities:
Accounts receivable	(236)	1,553
Deferred sales commission costs	(23,473)	(34,685)
Other current and non-current assets	4,715	476
Accounts payable and accruals	(22,858)	(13,210)
Deferred revenue	(1,005)	1,978
Net cash provided by operating activities	35,164	18,154

Cash flows from investing activities:
Purchases of property and equipment	(2,685)	(2,915)
Proceeds from sale of intangible assets	1,000	—
Capitalized internal-use software costs	(6,768)	(15,582)
Purchases of investments	(42,899)	(65,141)
Sales of investments	8,296	11,799
Proceeds from maturities of investments	44,739	41,717
Acquisition of businesses, net of cash acquired	(1,250)	—
Net cash provided by (used in) investing activities	433	(30,122)

Cash flows from financing activities:
Finance lease payments	—	(12)
Tax-related withholding of common stock	—	(310)
Proceeds from issuance of common stock under employee stock plans	1,710	10,637
Net proceeds from term loan	234,015	—
Repayment and exchange of convertible senior notes	(211,786)	—
Repurchase of common stock	(60,214)	(44,976)
Net proceeds from issuance of convertible senior notes	—	134,620
Net cash provided by (used in) financing activities	(36,275)	99,959
Effect of exchange rate changes on cash	(5,747)	(170)
Net increase (decrease) in cash, cash equivalents and restricted cash	(6,425)	87,821
Cash, cash equivalents and restricted cash, beginning of year	100,714	121,172
Cash, cash equivalents and restricted cash, end of year	94,289	208,993
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Supplemental and non-cash disclosures:

	Nine Months Ended December 31,
	2022	2021
Income taxes paid	$1,518	$1,032
Interest paid	$9,063	$906
Warrants issued in connection with term loan	$5,915	$—
Shares issued in connection with term loan and convertible senior notes	$5,082	$—

Reconciliation of cash, cash equivalents and restricted cash to the consolidated balance sheets:

	As of December 31,
	2022	2021
Cash and cash equivalents	$92,960	$200,352
Restricted cash, current	511	8,179
Restricted cash, non-current	818	462
Total cash, cash equivalents and restricted cash	$94,289	$208,993

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

8X8, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
1. THE COMPANY AND SIGNIFICANT ACCOUNTING POLICIES
THE COMPANY
8x8, Inc. ("8x8" or the "Company") was incorporated in California in February 1987 and was reincorporated in Delaware in December 1996. The Company trades under the symbol "EGHT" on the Nasdaq Global Select Market.
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
BASIS OF PRESENTATION AND CONSOLIDATION
The accompanying condensed consolidated financial statements are unaudited and have been prepared in accordance with U.S. generally accepted accounting principles ("U.S. GAAP") and regulations of the Securities and Exchange Commission ("SEC") regarding interim financial reporting. Accordingly, certain information and disclosures normally included in the Company's annual consolidated financial statements prepared in accordance with U.S. GAAP have been condensed or omitted. These condensed consolidated financial statements should be read in conjunction with the Company's audited consolidated financial statements as of and for the fiscal year ended March 31, 2022 and notes thereto included in the Form 10-K. There were no material changes during the three and nine months ended December 31, 2022 to the Company's significant accounting policies as described in the Form 10-K.
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
OUT OF PERIOD ADJUSTMENTS
During the nine months ended December 31, 2022, the Company recorded out of period adjustments of approximately $2.5 million, including $1.3 million in subscription revenue related to two contracts with customers which was deferred in previous years, and $1.2 million of excess amounts reserved against bad debt during the fourth quarter of fiscal 2022. The impact of these adjustments was a $1.3 million increase in service revenue and decrease in contract assets and a $1.2 million decrease in provision for bad debts and reduction in reserves.
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
2. REVENUE RECOGNITION
Disaggregation of Revenue
The Company disaggregates its revenue by geographic region. See Note 12. Geographical Information.
Contract Balances
The following table provides amounts of receivables, contract assets, and deferred revenue from contracts with customers:

	December 31, 2022	March 31, 2022
Accounts receivable, net	$53,811	$57,400
Contract assets, current	12,392	10,514
Contract assets, non-current	11,060	15,171
Deferred revenue, current	34,207	34,262
Deferred revenue, non-current	10,480	11,430
Contract assets, current, contract assets, non-current, deferred revenue, current and deferred revenue, non-current are recorded on the Condensed Consolidated Balance Sheets in Other current assets, Other assets, and Other liabilities, non-current, respectively.
During the nine months ended December 31, 2022, the Company recognized revenues of approximately $31.5 million that were included in deferred revenue at the beginning of the fiscal year.
Remaining Performance Obligations
The Company's subscription terms typically range from one to five years. Contract revenue from the remaining performance obligations that had not yet been recognized as of December 31, 2022 was approximately $750.0 million. This amount excludes contracts with an original expected length of less than one year. The Company expects to recognize revenue on approximately 80% of the remaining performance obligations over the next 36 months and approximately 20% over the remainder of the contract period.
For purposes of this disclosure, the Company excludes contracts with an original expected length of less than one year. Since the new and renewal contracts entered into with customers are generally for terms of one year or longer, updating this disclosure to include contracts with a term of one year or more presents a more appropriate measure of the Company's remaining performance obligations.
Deferred Sales Commission Costs
Amortization of deferred sales commission costs for the three and nine months ended December 31, 2022 was $9.7 million and $28.5 million, respectively. Amortization of deferred sales commission costs for the three and nine months ended December 31, 2021 was $8.7 million and $25.6 million, respectively. There were no material write-offs during the three and nine months ended December 31, 2022 and 2021.

3. FAIR VALUE MEASUREMENTS
Cash, cash equivalents, and available-for-sale investments were as follows:

As of December 31, 2022	Amortized Costs	Gross Unrealized Gain	Gross Unrealized Loss	Estimated Fair Value	Cash and Cash Equivalents	Restricted Cash (Current & Non-current)	Short-Term Investments	Long-Term Investments
Cash	$89,158	$—	$—	$89,158	$89,158	$—	$—	$—
Level 1:
Money market funds	359	—	—	359	359	—	—	—
Treasury securities	3,514	—	(2)	3,512	—	—	3,512	—
Subtotal	93,031	—	(2)	93,029	89,517	—	3,512	—
Level 2:
Certificate of deposit	1,329	—	—	1,329	—	1,329	—	—
Commercial paper	18,826	—	(11)	18,815	3,443		15,372	—
Corporate debt	18,659		(98)	18,561			18,561	—
Subtotal	38,814	—	(109)	38,705	3,443	1,329	33,933	—
Total assets	$131,845	$—	$(111)	$131,734	$92,960	$1,329	$37,445	$—

As of March 31, 2022	Amortized Costs	Gross Unrealized Gain	Gross Unrealized Loss	Estimated Fair Value	Cash and Cash Equivalents	Restricted Cash (Current & Non-current)	Short-Term Investments	Long-Term Investments
Cash	$70,095	$—	$—	$70,095	$70,095	$—	$—	$—
Level 1:
Money market funds	12,865	—	—	12,865	12,865	—	—	—
Treasury securities	4,573	—	(7)	4,566	—	—	4,566	—
Subtotal	87,533	—	(7)	87,526	82,960	—	4,566	—
Level 2:
Certificate of deposit	9,509	—	—	9,509	—	9,509	—	—
Commercial paper	23,950	—	(34)	23,916	800	—	16,471	—
Corporate debt	27,442	—	(163)	27,279	7,445	—	23,808	2,671
Subtotal	60,901	—	(197)	60,704	8,245	9,509	40,279	2,671
Total assets	$148,434	$—	$(204)	$148,230	$91,205	$9,509	$44,845	$2,671
Certificate of deposit represents the Company's letters of credit securing leases for office facilities, the balance of which is included in Restricted cash, current and Restricted cash, non-current on the Company's Consolidated Balance Sheet.
The Company considers its investments available to support its current operations and has classified investments in debt securities as available-for-sale securities. The Company does not intend to sell any of its investments that are in unrealized loss positions and, as of December 31, 2022, has determined that it is not more likely than not that it will be required to sell any of these investments before recovery of the entire amortized cost basis.
The Company regularly reviews the changes to the rating of its securities at the individual security level by rating agencies and reasonably monitors the surrounding economic conditions to assess the risk of expected credit losses. As of December 31, 2022, the Company did not record any allowance for credit losses on its investments.
As of December 31, 2022 and March 31, 2022, the estimated fair value of the Company's Notes was $242.5 million and $470.5 million, respectively, which was determined based on the closing price for the Notes on the last trading day of the reporting period and is considered to be Level 2 in the fair value hierarchy due to limited trading activity of the Notes. See Note 8, Convertible Senior Notes, Term Loan and Capped Calls.

The following table presents additional information about valuation techniques and inputs used for the Warrants (See Note 8, Convertible Senior Notes, Term Loan and Capped Calls) that are measured at fair value and categorized within Level 3 as of December 31, 2022 (fair value amounts in thousands):

	Fair Value	Valuation Technique	Unobservable Inputs	Inputs value
Warrants	$5,393	Black-Scholes option-pricing model	Stock volatility	60.5%
			Risk-free rate	4.0%
			Expected term	4.6 years

As of December 31, 2022 and March 31, 2022, the estimated fair value of the Company's 2024 Notes was $61.3 million and $470.5 million, respectively. As of December 31, 2022, the estimated fair value of the Company’s 2028 Notes (refer to Note 8, Convertible Senior Notes, Term Loan and Capped Calls) was $181.2 million. The fair value of the 2024 Notes and 2028 Notes was determined based on the closing price for the 2024 Notes and 2028 Notes, respectively, on the last trading day of the reporting period and is considered to be Level 2 in the fair value hierarchy due to limited trading activity of the 2024 Notes and 2028 Notes. As of December 31, 2022, the estimated fair value of the Company’s Term Loan was $224.3 million. The fair value of the Company’s Term Loan was estimated based on the quoted market prices for the same issues or on the current rates offered for debt of similar remaining maturities.

4. PROPERTY AND EQUIPMENT, NET

During the three and nine months ended December 31, 2022, the Company wrote off certain internally developed software with a net book value of $3.7 million.

5. INTANGIBLE ASSETS AND GOODWILL
The carrying value of intangible assets consisted of the following:

	December 31, 2022			March 31, 2022
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Technology	$46,457	$(26,239)	$20,218	$46,727	$(19,852)	$26,875
Customer relationships	105,829	(13,836)	91,993	105,827	(4,889)	100,938
Trade names and domains	583	(558)	25	583	(183)	400
Total acquired identifiable intangible assets	$152,869	$(40,633)	$112,236	$153,137	$(24,924)	$128,213
As of December 31, 2022, the weighted average remaining useful life for technology, customer relationships, and trade names and domains was 2.6 years, 8.0 years, and 0.3 years, respectively; and the annual amortization of intangible assets, based upon existing intangible assets and current useful lives, is estimated to be as follows:

Amount
2023	$5,124
2024	20,395
2025	19,095
2026	13,895
2027	11,757
Thereafter	41,970
Total	$112,236
During the three months ended December 31, 2022, the Company sold certain intangible assets with a net book value of $23,000 for $1.8 million. The gain of approximately $1.8 million was recorded as Other income in the Statement of Operations and includes $0.3 million to be received as future services.

The following table provides a summary of the changes in the carrying amounts of goodwill:

Amount
Balance at March 31, 2022	$266,867
Adjustments related to Fuze acquisition	(754)
Foreign currency translation	(535)
Balance at December 31, 2022	$265,578
6. LEASES
Operating Leases
The following table provides balance sheet information related to operating leases:

	December 31, 2022	March 31, 2022
Assets
Operating lease, right-of-use assets	$55,269	$63,415

Liabilities
Operating lease liabilities, current	$12,537	$15,485
Operating lease liabilities, non-current	68,358	74,518
Total operating lease liabilities	$80,895	$90,003
The components of lease expense were as follows:

	Three Months Ended December 31,		Nine Months Ended December 31,
	2022	2021	2022	2021
Operating lease expense	2,742	$3,367	8,667	$10,162
Variable lease expense	1,445	$759	4,525	$2,266
Cash outflows from operating leases	$4,767	$4,218	$14,272	$12,672
Short-term lease expense was immaterial during the three months ended December 31, 2022 and 2021.
The following table presents supplemental lease information:

	December 31, 2022	March 31, 2022
Weighted average remaining lease term	7.1 years	7.4 years
Weighted average discount rate	4.0%	4.0%
The following table presents maturity of lease liabilities under the Company's non-cancellable operating leases as of December 31, 2022:

2023	$4,709
2024	14,225
2025	13,077
2026	11,978
2027	10,695
Thereafter	38,659
Total lease payments	93,343
Less: imputed interest	(12,448)
Present value of lease liabilities	$80,895

7. COMMITMENTS AND CONTINGENCIES
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
Operating Leases
The Company's lease obligations consist of the Company's principal facility and various leased facilities under operating lease agreements. See Note 6. Leases for more information on the Company's leases and the future minimum lease payments.
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
The Company believes it has recorded adequate provisions for any such lawsuits and claims and proceedings as of December 31, 2022. The Company believes that damage amounts claimed in these matters are not meaningful indicators of potential liability. Some of the matters pending against the Company involve potential compensatory, punitive, or treble damage claims or sanctions, that, if granted, could require the Company to pay damages or make other expenditures in amounts that could have a material adverse effect on its Consolidated Financial Statements. Given the inherent uncertainties of litigation, the ultimate outcome of the ongoing matters described herein cannot be predicted, and the Company believes it has valid defenses with respect to the legal matters pending against it. Nevertheless, the Consolidated Financial Statements could be materially adversely affected in a particular period by the resolution of one or more of these contingencies.
Wage and Hour Litigation. On September 21, 2020, the Company received a copy of a letter filed by a former employee, Plaintiff Denise Rivas, with the California Labor and Workforce Development Agency (“LWDA”) providing notice of the Plaintiff’s intent to bring a Private Attorney General Act (“PAGA”) claim, on behalf of the Company’s non-exempt employees based in California, for alleged California wage and hour practices violations. On September 25, 2020, the Plaintiff filed a separate class action complaint (the “Class Complaint”) in Santa Clara County Superior Court against the Company in which she alleges 10 causes of action, on behalf of herself and all of the Company’s non-exempt employees based in California for the last four years, related to violations of California state wage and hour practices and the federal Fair Credit Reporting Act. The Class Complaint was served on the Company on September 29, 2020. On October 28, 2020, the Company filed a general denial of all claims and asserted various affirmative defenses. On October 29, 2020, the Company removed the matter to Federal Court. On December 1, 2020, Plaintiff filed a companion PAGA lawsuit complaint (the “PAGA Complaint”) in Santa Clara County Superior Court against the Company, in which she alleges 6 violations of California state wage and hour practices for all of the Company's current and former non-exempt employees based in California from September 16, 2019 to the present. The PAGA Complaint was served on the Company on December 11, 2020. On January 26, 2021, the Company filed a general denial of all claims and asserted various affirmative defenses to the PAGA Complaint. Both actions were scheduled for a joint mediation in September 2021, and discovery was stayed in both actions pending completion of the mediation. A joint mediation for both actions was held in September 2021 and the parties reached a preliminary settlement of all claims, which was finalized on November 23, 2021. The parties have remanded the Class Complaint matter to Santa Clara County Superior Court in order to consolidate the matter with the PAGA Complaint matter for court approval and administration of the settlement. Plaintiff has filed an unopposed motion for preliminary approval of the settlement on May 17, 2022, and the court issued an order preliminarily approving the settlement on June 13, 2022. The parties gathered and provided class list information to the administrator for administration of the settlement, and the administrator issued notifications to class members in August 2022. Plaintiff filed an unopposed motion for final approval of the settlement on October 12, 2022, and the court issued its order granting final approval on November 4, 2022. On January

17, 2023, the Company deposited the total settlement amounts due with the settlement administrator, which will disburse the funds in accordance with the settlement agreement. The Court has set a deadline of May 22, 2023 for Plaintiff’s counsel and the settlement administrator to submit a summary accounting of distributions, and the Court has scheduled a compliance hearing on June 1, 2023.
State and Local Taxes and Surcharges
From time to time, the Company has received inquiries from a number of state and local taxing agencies with respect to the remittance of sales, use, telecommunications, excise, and income taxes. Several jurisdictions currently are conducting tax audits of the Company's records. The Company collects or has accrued for taxes that it believes are required to be remitted. The amounts that have been remitted have historically been within the accruals established by the Company. The Company adjusts its accrual when facts relating to specific exposures warrant such adjustment. During the second quarter of fiscal 2019, the Company conducted a periodic review of the taxability of its services and determined that certain services may be subject to sales, use, telecommunications or other similar indirect taxes in certain jurisdictions. A similar review was performed on the taxability of services provided by Fuze, Inc., and it was determined that certain services may be subject to sales, use, telecommunications or other similar indirect taxes in certain jurisdictions. Accordingly, the Company recorded contingent indirect tax liabilities. As of December 31, 2022 and March 31, 2022, the Company had accrued contingent indirect tax liabilities of $16.2 million and $16.7 million, respectively.
8. CONVERTIBLE SENIOR NOTES, TERM LOAN AND CAPPED CALLS
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
In November 2019, the Company issued an additional $75.0 million aggregate principal amount of 0.50% convertible senior notes (the "First Additional 2024 Notes") due 2024 in a registered offering under the same indenture as the Initial 2024 Notes. The total net proceeds from the First Additional 2024 Notes, after deducting underwriting discounts, debt issuance costs, and costs of the capped call transactions described below, were approximately $64.6 million.
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
On or after October 1, 2023, until the close of business on the second scheduled trading day immediately preceding the maturity date, holders may convert all or any portion of their Notes, regardless of the foregoing circumstances. Upon conversion, the Company will satisfy its conversion obligation by paying or delivering, as the case may be, cash, shares of common stock, or a combination of cash and shares of common stock, at the Company's election. The Company’s current intent is to settle the principal amount of the 2024 Notes in cash upon conversion. During the three months ended December 31, 2022, the conditions allowing holders of the 2024 Notes to convert were not met.
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
Prior to April 1, 2022, the Company accounted for the 2024 Notes as separate liability and equity components. On issuance, the carrying amount of the equity components was recorded as a debt discount and subsequently amortized to interest expense. Effective April 1, 2022, the Company adopted ASU 2020-06 using a modified retrospective approach. As a result, the 2024 Notes are accounted for as a single liability measured at its amortized cost, as no other embedded features require bifurcation and recognition as derivatives. Adoption of the new standard resulted in a decrease to accumulated deficit of $46.7 million, a decrease to additional paid-in capital of $92.8 million and an increase to convertible senior notes, net of $46.2 million. The 2024 Notes have no original issuance discounts. Unamortized debt discount and issuance costs will be amortized over the remaining life of the 2024 Notes, which is approximately 13 months.

Capped Calls
In connection with the pricing of the Initial 2024 Notes and the First Additional 2024 Notes, the Company entered into privately negotiated capped call transactions (the "Capped Calls") with certain counterparties. The Capped Calls each have an initial strike price of approximately $25.68 per share, subject to certain adjustments, which correspond to the initial conversion price of the Initial 2024 Notes and the First Additional 2024 Notes. The Capped Calls have initial cap prices of $39.50 per share, subject to certain adjustments. The Capped Calls are expected to partially offset the potential dilution to the Company’s Common Stock upon any conversion of the Initial 2024 Notes and the First Additional 2024 Notes, with such offset subject to a cap based on the cap price. The Capped Calls cover, subject to anti-dilution adjustments, approximately 14.1 million shares of the Company’s Common Stock. The Capped Calls are subject to adjustment upon the occurrence of specified extraordinary events affecting the Company, including merger events, tender offers, and announcement events. In addition, the Capped Calls are subject to certain specified additional disruption events that may give rise to a termination of the Capped Calls, including nationalization, insolvency or delisting, changes in law, failures to deliver, insolvency filings, and hedging disruptions. For accounting purposes, the Capped Calls are separate transactions and are not part of the terms of the Initial 2024 Notes and the First Additional 2024 Notes. As these transactions meet certain accounting criteria, the Capped Calls are recorded in stockholders' equity and are not accounted for as derivatives. The Capped Calls will not be remeasured as long as they continue to meet the conditions for equity classification.

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

The Credit Agreement contains a minimum adjusted cash Earnings Before Interest, Taxes, Depreciation and Amortization (EBITDA) financial covenant, a minimum liquidity covenant and a maximum secured leverage ratio financial covenant and contains affirmative and negative covenants customary for transactions of this type, including limitations with respect to indebtedness, liens, investments, dividends, disposition of assets, change in business, and transactions with affiliates.

The Company used the proceeds from the issuance of the Term Loan to fund the cash portion of an exchange of the Company’s approximately $403.8 million principal amount of the 2024 Notes for cash plus approximately $201.9 million of the 2028 Notes (defined below), and the concurrent repurchase of approximately $60 million of the Company’s common stock with the counterparties to such exchange.

The debt discount and debt issuance costs are approximately $5.6 million, of which $2.8 million was paid in the form of shares of the Company's common stock, and are amortized to interest expense over the term of the Term Loan at an effective interest rate of 11.0%. Contractual interest expenses of $5.4 million and $8.8 million, and $0.8 million and $1.2 million in amortization of the debt discount and debt issuance costs, were related to the Term Loan and recorded for the three and nine months ended December 31, 2022, respectively.

In connection with the Credit Agreement, the Company issued detachable warrants (the “Warrants”) to affiliates of FP to purchase an aggregate of 3.1 million shares of the Company’s common stock with a five-year term and an exercise price of $7.15 per share (subject to adjustment) that represents a 27.5% premium over the closing price per share of the Company’s common stock on August 3, 2022. The Warrants are classified as liabilities as the Warrants contain certain terms that could result in cash settlement as a result of events outside of the Company’s control. Accordingly, the Company recognizes the Warrants as liabilities at fair value initially and adjusts the Warrants to fair value at each reporting period. The fair value of the Warrants was $5.9 million upon issuance, and $5.4 million at December 31, 2022, and was recorded within Other liabilities, non-current on the condensed consolidated balance sheets with a corresponding debt discount recorded against the Term Loan. The subsequent changes in fair value were recorded through Other income (expense), net on the Company’s condensed consolidated statement of operations.

The following table presents the net carrying amount of the Term Loan:

December 31, 2022
Principal	$250,000
Unamortized debt discount and issuance costs	(18,798)
Net carrying amount	$231,202

Interest expense recognized related to the Term Loans was as follows:

	Three Months Ended December 31,	Nine Months Ended December 31,
	2022	2022
Contractual interest expense	$5,432	$8,835
Amortization of debt discount and issuance costs	788	1,221
Total interest expense	$6,220	$10,056

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

The Company used the proceeds from the issuance of the 2028 Notes, together with approximately $181.8 million in cash consideration from borrowing of the Term Loan, in exchange for approximately $403.8 million aggregate principal amount of the Company’s outstanding 2024 Notes pursuant to privately negotiated agreements (the “Exchange Agreements”) with a limited number of existing holders of the 2024 Notes (the “Exchange Transaction”). In connection with the Exchange Transaction, the Company purchased an aggregate of approximately $60 million of the Company’s common stock in privately negotiated transactions from existing holders of the 2024 Notes who participated in the Exchange Transaction.

The Exchange Transaction was treated as a debt extinguishment. The difference between the consideration used to extinguish the 2024 Notes and the carrying value of the 2024 Notes (including unamortized debt discount and issuance costs) subject to the Exchange Transaction resulted in an extinguishment gain of $16.1 million recorded through Other income (expense), net on the Company’s condensed consolidated statement of operations.

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

The debt discount and debt issuance costs are amortized to interest expense over the term of the 2028 Notes at an effective interest rate of 6.1% .

Interest expense recognized related to the 2028 Notes was as follows:

	Three Months Ended December 31, 2022	Nine Months Ended December 31, 2022
Contractual interest expense	$2,037	$3,181
Amortization of debt discount and issuance costs	247	350
Total interest expense	$2,284	$3,531

The following table presents the net carrying amount of the 2028 Notes:

December 31, 2022
Principal	$201,914
Unamortized debt discount and issuance costs	(5,291)
Net carrying amount	$196,623

Repayment of 2024 Notes

In addition to the Exchange Transaction, the Company completed two repurchases of the 2024 Notes in the second and third quarter of fiscal 2023 for a total of approximately $27.8 million in aggregate principal amount.

In the second quarter, on September 28, 2022, the Company repurchased an aggregate principal amount of $6.0 million of the 2024 Notes through a privately negotiated transaction with one of the remaining 2024 Notes holders for an aggregate purchase price of $5.3 million. The aggregate purchase price was paid in cash and only partially settled the outstanding 2024 Notes with the holder; accordingly, the repurchase consideration was accounted for as a debt modification with no extinguishment gain or loss.

In the third quarter, on December 9, 2022, the Company repurchased an aggregate principal amount of $21.8 million of the 2024 Notes through privately negotiated transactions with two of the remaining 2024 Notes holders for an aggregate purchase price of $20.1 million in cash. The repurchase consideration was accounted for as a debt extinguishment, resulting in a $2.1 million gain.

The following table presents the net carrying amount and fair value of the liability component of the 2024 Notes:

	December 31, 2022	March 31, 2022
Principal	$68,339	$500,000
Unamortized debt discount(1) and issuance costs	(519)	(52,548)
Net carrying amount	$67,820	$447,452
(1) The debt discount as of March 31, 2022 represents the discount resulting from the allocation of the equity component (conversion option) from the liability component of the 2024 Notes, net of issuance premium, prior to the adoption of ASU 2020-06 on April 1, 2022. Upon the adoption of ASU 2020-06, the equity component was reversed. As a result, the December 31, 2022 debt discount represents only the issuance premium.

The debt discount and debt issuance costs are amortized to interest expense over the term of the 2024 Notes at an effective interest rate of 1.2%.

Interest expense recognized related to the 2024 Notes was as follows:

	Three Months Ended December 31,		Nine Months Ended December 31,
	2022	2021	2022	2021
Contractual interest expense	139	$486	$1,099	$1,359
Amortization of debt discount and issuance costs	101	4,925	$1,565	13,389
Total interest expense	$240	$5,411	$2,664	$14,748

9. STOCK-BASED COMPENSATION AND STOCKHOLDERS' EQUITY
In July 2022, the Company's board of directors and the majority of the Company's stockholders approved increasing the number of authorized shares of the Company’s common stock from 200,000,000 authorized shares to 300,000,000 authorized shares. The additional shares of common stock authorized have rights identical to the Company’s outstanding common stock.
2022 Equity Incentive Plan
On May 26, 2022, the Company's board of directors approved the 2022 Equity Incentive Plan (the "2022 Plan"). The Company's stockholders subsequently adopted the 2022 Plan on July 12, 2022. The Company reserved 8.0 million shares of the Company's common stock for issuance under the 2022 Plan plus the number of shares subject to awards that were outstanding under the 2012 Plan as of 12:01 a.m. Pacific Time on June 22, 2022 (the “Prior Plan Expiration Time”), to the extent that, after the Prior Plan Expiration Time, such shares would have recycled back to the 2012 Plan (as defined below) in connection with the awards’ expiration, termination, cancellation, forfeiture, or repurchase, as described further below, and in each case, subject to adjustment upon certain changes in the Company’s capitalization. The 2022 Plan provides for the granting of incentive stock options to employees and non-statutory stock options to employees, directors or consultants, and granting of stock appreciation rights, restricted stock, restricted stock units and performance units, qualified performance-based awards, and stock grants. The stock option price of incentive stock options granted cannot be less than the fair market value on the effective date of the grant. Options, restricted stock, and restricted stock units generally vest over three or four years and expire ten years after the grant. As of December 31, 2022, 6.7 million shares remained available for future grants under the 2022 Plan.

2012 Equity Incentive Plan
In June 2012, the Company's board of directors approved the 2012 Equity Incentive Plan (the "2012 Plan"). The Company's stockholders subsequently adopted the 2012 Plan in July 2012, which became effective in August 2012. The 2012 Plan expired on June 22, 2022.
2017 New Employee Inducement Incentive Plan
For details on the 2017 New Employee Inducement Incentive Plan (the "2017 Plan"), please refer to the Form 10-K. No grants were made under the 2017 Plan during the three months ended December 31, 2022. As of December 31, 2022, 1.4 million shares remained available for future grants under the 2017 Plan.
Stock-Based Compensation
The following table presents stock-based compensation expense (dollars in thousands):

	Three Months Ended December 31,		Nine Months Ended December 31,
	2022	2021	2022	2021
Cost of service revenue	$2,137	$2,293	$7,237	$6,606
Cost of other revenue	893	1,233	2,929	3,507
Research and development	7,139	8,472	22,894	26,628
Sales and marketing	6,582	11,626	21,498	38,676
General and administrative	4,330	10,113	18,958	30,742
Total	$21,081	$33,737	$73,516	$106,159
Stock Options
The following table presents the stock option activity (shares in thousands):

	Number of Shares	Weighted Average Exercise Price Per Share
Outstanding at March 31, 2022	867	$10.67
Exercised	(11)	5.87
Canceled/Forfeited	(158)	10.97
Outstanding at December 31, 2022	698	$10.68

Vested and expected to vest December 31, 2022	698	$10.68
Exercisable at December 31, 2022	698	$10.68
The total intrinsic value of options exercised in the nine months ended December 31, 2022 and 2021 was $40,000 and $14.0 million respectively.
As of December 31, 2022, there was no unrecognized compensation cost related to stock options.
The Company did not grant any stock options during the nine months ended December 31, 2022 and 2021.
The fair value of each of the Company's option grants has been estimated on the date of grant using the Black-Scholes pricing model.

Stock Purchase Rights
There were no activities related to stock purchase rights during the three months ended December 31, 2022 and 2021.
As of December 31, 2022, there was no unrecognized compensation cost related to stock purchase rights.
Restricted Stock Units
The following table presents the RSU activity (shares in thousands):

	Number of Shares	Weighted Average Grant Date Fair Value	Weighted Average Remaining Contractual Term (in Years)
Balance at March 31, 2022	9,375	$20.41	2.11
Granted	13,096	5.71
Vested and released	(4,118)	19.91
Forfeited	(2,926)	13.67
Balance at December 31, 2022	15,427	$9.35	2.03
As of December 31, 2022, there was $93.4 million of total unrecognized compensation cost related to RSUs.

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

The following table presents the PSU activity (shares in thousands):

	Number of Shares	Weighted Average Grant Date Fair Value	Weighted Average Remaining Contractual Term (in Years)
Balance at March 31, 2022	1,026	$35.36	0.89
Granted	877	7.31
Granted for performance achievement[1]	—
Vested and released	(128)	25.65
Forfeited	(921)	31.56
Balance at December 31, 2022	854	$12.11	1.67
1 Represents additional PSUs awarded as a result of the achievement of performance goals above the performance targets established at grant.
Total unrecognized compensation cost related to PSUs was $10.6 million at December 31, 2022.
Employee Stock Purchase Plan ("ESPP")
As of December 31, 2022, there was approximately $2.1 million of unrecognized compensation cost related to employee stock purchases. This cost is expected to be recognized over a weighted average period of 0.3 years. In July 2022, the Company added 3.6 million shares to the ESPP for future issuances, and as of December 31, 2022, a total of 2.5 million shares were available for issuance under the ESPP.
Stock Repurchases

In August 2022, the Company repurchased in privately negotiated transactions with a limited number of holders 10,695,000 shares of its common stock for approximately $60 million. There were no stock repurchases during the nine months ended December 31, 2021.
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

10. INCOME TAXES
The Company's effective tax rate was (0.1)% and (0.2)% for the three months ended December 31, 2022 and 2021, respectively; and was (1.7)% and (0.4)% for the nine months ended December 31, 2022 and 2021, respectively. The difference in the effective tax rate and the U.S. federal statutory rate was primarily due to the full valuation allowance the Company maintains against its deferred tax assets and driven by current tax liabilities of profitable foreign subsidiaries and state minimum taxes in the United States. The effective tax rate is calculated by dividing the Provision for income taxes by the Loss before provision for income taxes.
11. NET LOSS PER SHARE
The following is a reconciliation of the weighted average number of common shares outstanding used in calculating basic and diluted net loss per share (dollars in thousands, except per share data):

	Three Months Ended December 31,		Nine Months Ended December 31,
	2022	2021	2022	2021
Net loss	$(26,030)	$(43,571)	$(63,712)	$(129,801)
Weighted average common shares outstanding - basic and diluted (in thousands)	113,201	113,510	116,298	111,960

Net loss per share - basic and diluted	$(0.23)	$(0.38)	$(0.55)	$(1.16)
The following potentially dilutive common shares were excluded from the calculation of diluted earnings per share because their inclusion would have been anti-dilutive (shares in thousands):

	Three Months Ended December 31,
	2022	2021
Stock options	698	1,097
Restricted stock units and Performance stock units	16,281	9,192
Potential shares attributable to the ESPP	2,487	564
Total anti-dilutive shares	19,466	10,853

12. GEOGRAPHICAL INFORMATION
The following tables set forth the geographic information for each period (dollars in thousands):

	Three Months Ended December 31,		Nine Months Ended December 31,
	2022	2021	2022	2021
United States	$133,891	$106,849	$406,543	$315,114
International	50,509	50,025	152,866	141,644
Total revenue	$184,400	$156,874	$559,409	$456,758

	Property and Equipment as of
	December 31, 2022	March 31, 2022
United States	$56,998	$73,967
International	3,917	5,049
Total property and equipment, net	$60,915	$79,016
13. ACQUISITIONS
Fuze
On January 18, 2022, the Company acquired 100% of the outstanding shares of common stock of Fuze, Inc. for a total consideration of $213.8 million, which consisted of $132.9 million in cash and $80.9 million in shares of common stock of the Company (based on $15.48 closing price of the Company's stock on January 18, 2022), of which approximately $1.3 million in cash and up to 1,153,523 shares were held back as part of the merger agreement, and 346,053 shares were held back (pursuant to indemnity obligations) and reserved for later issuance. Subsequently, in May 2022, the approximately $1.3 million in cash held back was released as part of the working capital adjustment. The results of Fuze, Inc.’s operations have been included in the Company's consolidated financial statements, including revenue for the three and nine months ended December 31, 2022.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our condensed consolidated financial statements and related notes appearing elsewhere in this Quarterly Report. As discussed in the section titled “Forward-Looking Statements,” the following discussion and analysis contains forward-looking statements that involve risks and uncertainties, as well as assumptions that, if they never materialize or prove incorrect, could cause our results to differ materially from those expressed or implied by such forward-looking statements. Factors that could cause or contribute to these differences include, but are not limited to, those discussed below and elsewhere in this Quarterly Report, particularly those set forth under the section entitled "Risk Factors" in the Form 10-K.
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
Our customers range from small businesses to large enterprises and their users are spread across more than 180 countries. In recent years, we have increased our focus on the mid-market and enterprise customer sectors.
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
SUMMARY AND OUTLOOK
In the third quarter of fiscal 2023, our total revenue grew $27.5 million, or approximately 18% year-over-year, to $184.4 million. Excluding $26.5 million of revenue from the Fuze customer base, our total revenue increased approximately 1% for the three months ended December 31, 2022. During the nine months ended December 31, 2022, our total revenue grew $102.7 million, or approximately 22% year-over-year, to $559.4 million. Excluding $84.4 million of revenue from the Fuze customer base, our total revenue increased 4% for the nine months ended December 31, 2022.

As part of our long-term strategy to increase profitability and cash flow, we continue to focus on reducing the cost of delivering our services and improving our operating efficiency, while increasing our revenue and Annualized Recurring Subscriptions and Usage Revenue (ARR) from XCaaS and enterprise customers. We believe that continued innovation is necessary to meet the evolving needs of today’s workforce and is a critical factor in attracting and retaining high value enterprise customers. We have focused our sales and marketing to drive awareness of the XCaaS product and unique features that 8x8 provides its customers.

We are committed to increasing our investment in research and development in fiscal 2023 compared to fiscal 2022 because we believe innovation will drive future competitive advantage through product differentiation and is an important variable in achieving sustainable growth. Our acquisition of Fuze, Inc. increased our engineering resources dedicated to innovation on our XCaaS platform.

ARR from mid-market and enterprise customers represented 76% of total ARR and increased 30% compared to the same period in fiscal 2022. ARR associated with small business customers increased 4% year-over-year and accounted for 24% of total ARR, compared to 28% of ARR a year ago. We have focused our sales and marketing resources on increasing our enterprise ARR as a long-term strategy due to enterprise customers' longer commitments, higher retention, and better efficiency ratios. Enterprise customers are also more likely to need the advanced capabilities of our contact center solutions and realize the advantages of our unified XCaaS platform. See "Key Business Metrics" section below for further discussion on how we define ARR.

At the end of the third quarter of fiscal 2023, enterprise customers accounted for 57% of total ARR and approximately 40% of our ARR was derived from customers deploying the UCaaS and CCaaS capabilities of our XCaaS platform.

In August 2022, we took steps to improve our capital structure by refinancing approximately $403.8 million of $500.0 million aggregate principal amount of 2024 Notes through an exchange for approximately $201.9 million in 2028 Notes plus approximately $181.8 million in cash. The cash payment was funded with the partial proceeds of a $250.0 million senior secured term loan facility due in 2027 entered into on August 10, 2022. At the same time as we issued the 2028 Notes, we repurchased 10,695,000 shares of our common stock for approximately $60.0 million in privately negotiated transactions with a limited number of holders. Subsequently, on September 28, 2022, we repurchased an additional $6.0 million in aggregate principal amount of the 2024 Notes in a separate privately negotiated transaction. On December 9, 2022, we repurchased an additional aggregate principal amount of $21.8 million of the 2024 Notes through privately negotiated transactions with two of the remaining 2024 Notes holders for an aggregate purchase price of $20.1 million. Approximately $68.3 million of the 2024 Notes was outstanding as of December 31, 2022. See Part I, Item 1, Note 8, Convertible Senior Notes, Term Loan and Capped Calls to our condensed consolidated financial statements for details.

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

As part of this focus, in October 2022 and January 2023, we conducted two separate workforce reductions involving approximately 300 employees, primarily focused on sales and marketing and general and administrative functions. We expect these workforce reductions and organizational realignments to improve our operational efficiency and align our resources to our critical areas of focus including streamlining sales and marketing, enhancing customer support, accelerating CCaaS innovation, and strengthening our financial position.
IMPACT OF COVID-19
The full extent of the long-term impact of the COVID-19 pandemic on our business, operations and financial results will depend on numerous evolving factors that we may not be able to accurately predict, including those set forth under the section entitled "Risk Factors" in the Form 10-K. Our workforce continues to spend significant time working from home, even as travel for our employees begins to return to pre-COVID-19 levels. It is not clear what the full potential effects of the global health crisis caused by COVID-19 will be on our business, including the effects on our customers, suppliers or vendors, or on our financial results, in the future, particularly if governments were to re-enact various measures previously implemented to slow the spread of COVID-19, including orders to close non-essential businesses and for residents to isolate in their homes.
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
COMPONENTS OF RESULTS OF OPERATIONS
Service Revenue
Service revenue consists of communication services subscriptions, platform usage revenue, and related fees from our UCaaS, CCaaS, and CPaaS offerings. We plan to continue to invest resources to increase service revenue through a combination of sales and marketing efforts, expansion of our global connectivity, innovation in product and technology, and strategic acquisitions of technologies and businesses.
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
Cost of Service Revenue
Cost of service revenue consists primarily of costs associated with network operations and related personnel, technology licenses, amortization of capitalized internal-use software, other communication origination and termination services provided by third-party carriers and outsourced customer service call center operations, and other costs such as customer service and technical support costs. We allocate overhead costs, such as IT and facilities, to cost of service revenue, as well as to each of the operating expense categories, generally based on relative headcount. Our IT costs include costs for IT infrastructure and personnel. Facilities costs primarily consist of office leases and related expenses.
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
RESULTS OF OPERATIONS
The following discussion should be read in conjunction with our condensed consolidated financial statements and the notes thereto. Our results of operations for the three and nine months ended December 31, 2022 and the discussion below, include Fuze, Inc.'s results of operations, while the results of operations for the three and nine months ended December 31, 2021 did not include Fuze, Inc.’s results of operations, since it was acquired on January 18, 2022. Our results of operations are also impacted by fluctuations in foreign currencies. For additional information, please refer to Part 1, Item 3. Quantitative and Qualitative Disclosures About Market Risks.
(dollars in thousands)
Revenue
Service revenue

	2022	2021	Change
Three Months Ended December 31,	$175,765	$149,396	$26,369	17.7%
Percentage of total revenue	95.3%	95.2%

Nine Months Ended December 31,	$533,482	$429,568	$103,914	24.2%
Percentage of total revenue	95.4%	94.0%
Service revenue increased for the three and nine months ended December 31, 2022, as compared to the three and nine months ended December 31, 2021, primarily due to a net increase in our installed base of mid-market and enterprise customers, expanded deployments by existing customers, and growth in related telecom usage by our customers. Nearly all growth for service revenue in the three months ended December 31, 2022 was attributable to our acquisition of Fuze, Inc., which contributed approximately $26.5 million and $83.7 million in service revenue for the three and nine months ended December 31, 2022, respectively. The increase in service revenue reflected increased sales of our UCaaS and CCaaS solutions, increased adoption of our XCaaS integrated communication and collaboration platform, and growth in sales of our UCaaS direct routing solution for Microsoft Teams users. The increase in service revenue from these sources was partially offset by a decrease in usage revenue generated by our CPaaS products, primarily in the Asia-Pacific region.

We expect our service revenue to grow over time with our diverse platform offering as we increase the features and functionality of our platform and expand the global coverage of our UCaaS services.

Other revenue

	2022	2021	Change
Three Months Ended December 31,	$8,635	$7,478	$1,157	15.5%
Percentage of total revenue	4.7%	4.8%

Nine Months Ended December 31,	$25,927	$27,190	$(1,263)	(4.6)%
Percentage of total revenue	4.6%	6.0%

Other revenue increased for the three months ended December 31, 2022, as compared to the three months ended December 31, 2021, due to increased product revenue. Other revenue decreased for the nine months ended December 31, 2022, as compared to the nine months ended December 31, 2021, due to decreased professional services revenue.
No single customer represented more than 10% of our total revenues for the three and nine months ended December 31, 2022 and 2021.

Cost of Revenue

Cost of service revenue

	2022	2021	Change
Three Months Ended December 31,	$47,335	$48,763	$(1,428)	(2.9)%
Percentage of service revenue	26.9%	32.6%

Nine Months Ended December 31,	$151,920	$141,971	$9,949	7.0%
Percentage of service revenue	28.5%	33.0%

Cost of service revenue decreased in dollars and as a percentage of service revenue for the three months ended December 31, 2022, as compared to the three months ended December 31, 2021, due to decreases of $2.8 million in communication infrastructure costs resulting from cost of sales improvement process and $1.0 million in amortization of capitalized software. This was partially offset by a $1.0 million increase in depreciation and amortization of intangibles.

Cost of service revenue increased in dollars but decreased as a percentage of service revenue for the nine months ended December 31, 2022, as compared to the nine months ended December 31, 2021, due to increases of $5.2 million in employee and consulting related costs, $2.9 million in depreciation of intangibles, $2.5 million in communication and infrastructure costs, and $1.1 million in software costs. This was partially offset by a decrease of $2.1 million in amortization of capitalized software.
We expect cost of service revenue will increase in absolute dollars but generally decrease as a percentage of revenue in future periods.
Cost of other revenue

	2022	2021	Change
Three Months Ended December 31,	$10,176	$11,071	$(895)	(8.1)%
Percentage of other revenue	117.8%	148.0%

Nine Months Ended December 31,	$34,302	$37,086	$(2,784)	(7.5)%
Percentage of other revenue	132.3%	136.4%
Cost of other revenue decreased both in dollars and as a percentage of other revenue for the three months ended December 31, 2022, as compared to the three months ended December 31, 2021, primarily due to decreased personnel and related costs to deliver our professional services.

Cost of other revenue decreased in dollars and as a percentage of other revenue for the nine months ended December 31, 2022, primarily due to decreased personnel and related costs to deliver our professional services, which also declined in revenue.

Operating Expenses
Research and development

	2022	2021	Change
Three Months Ended December 31,	$38,791	$27,911	$10,880	39.0%
Percentage of total revenue	21.0%	17.8%

Nine Months Ended December 31,	$109,765	$81,801	$27,964	34.2%
Percentage of total revenue	19.6%	17.9%

Research and development expenses increased in dollars and as a percentage of revenue for the three months ended December 31, 2022, as compared to the three months ended December 31, 2021, primarily due to increases of $8.9 million in personnel-related and consulting costs substantially related to our acquisition of Fuze, Inc. and $1.3 million in software licenses, and a $1.8 million reduction in capitalized internal-use software cost. These increases were partially offset by a $2.3 million decrease in stock-based compensation expenses.

Research and development increased in dollars and as a percentage of other revenue for the nine months ended December 31, 2022, as compared to the nine months ended December 31, 2021, primarily due to increases of $20.0 million in personnel-related and consulting costs substantially related to our acquisition of Fuze, Inc., $4.2 million in software licenses, and $2.5 million in public cloud services, and a $5.9 million reduction in capitalized internal-use software costs. These increases were partially offset by decreases of $3.7 million in stock-based compensation expenses and $1.2 million in amortization of capitalized software.

We plan to continue to invest in research and development to accelerate our efforts to expand the capabilities and scope of our XCaaS platform to enhance our users' experience. While we expect to continue to improve our cost structure and achieve operational efficiencies, we expect that research and development expenses will increase in absolute dollars in future periods as we continue to invest in our development efforts and vary from period-to-period as a percentage of revenue.
Sales and marketing

	2022	2021	Change
Three Months Ended December 31,	$79,021	$76,797	$2,224	2.9%
Percentage of total revenue	42.9%	49.0%

Nine Months Ended December 31,	$243,035	$229,438	$13,597	5.9%
Percentage of total revenue	43.4%	50.2%
Sales and marketing expenses increased in dollars but decreased as a percentage of revenue for the three months ended December 31, 2022, as compared to the three months ended December 31, 2021, primarily due to increases of $4.7 million in channel commissions and $2.9 million in amortization of intangibles. These increases were partially offset by a decrease of $5.3 million in personnel-related and consulting expenditures, including a $5.0 million decrease in stock-based compensation expense.

Sales and marketing increased in dollars but decreased as a percentage of revenue for the nine months ended December 31, 2022, as compared to the nine months ended December 31, 2021, primarily due to increases of $19.1 million in channel commissions, $8.7 million in amortization of intangibles, and $2.9 million in amortization of deferred sales commission costs. These increases were partially offset by a decrease of $18.5 million in personnel-related and consulting expenditures, including a $17.2 million decrease in stock-based compensation expense.
We expect sales and marketing costs as a percentage     of revenue to decrease over time as we continue to focus on improving our cost structure and achieving operational efficiencies.
General and administrative

	2022	2021	Change
Three Months Ended December 31,	$27,158	$29,950	$(2,792)	(9.3)%
Percentage of total revenue	14.7%	19.1%

Nine Months Ended December 31,	$90,212	$80,064	$10,148	12.7%
Percentage of total revenue	16.1%	17.5%

General and administrative expenses decreased both in dollars and as a percentage of other revenue for the three months ended December 31, 2022, as compared to the three months ended December 31, 2021, primarily due to decreases of $5.8 million in stock-based compensation expenses and $4.9 million in acquisition and integration costs. These decreases were partially offset by increases of $4.2 million in personnel-related and consulting costs, $1.9 million in legal and regulatory costs, and $1.3 million in facilities and overhead costs.
General and administrative increased in dollars but decreased as a percentage of other revenue for the nine months ended December 31, 2022, as compared to the nine months ended December 31, 2021, primarily due to increases of $11.5 million in personnel-related and consulting salary costs, $5.6 million in legal and regulatory costs, $4.4 million in facilities and overhead costs, $1.5 million in contract termination expense, and $1.2 million in bad debt and credit loss. These increases were partially offset by a $11.8 million decrease in stock-based compensation expenses.

We expect to continue improving our cost structure and achieve operational efficiencies, and therefore, also expect that general and administrative expenses as a percentage of total revenue will decline over time.
Other income (expense), net

	2022	2021	Change
Three Months Ended December 31,	$(7,912)	$(5,866)	$(2,046)	34.9%
Percentage of total revenue	(4.3)%	(3.7)%

Nine Months Ended December 31,	$7,154	$(15,623)	$22,777	(145.8)%
Percentage of total revenue	1.3%	(3.4)%
Other income (expense), net decreased for the three months ended December 31, 2022, as compared to the three months ended December 31, 2021, primarily due to a $3.3 million increase in interest expense of our debt, $2.4 million foreign exchange loss, and $0.8 million loss from revaluation of warrants liability. These were partially offset by a $2.1 million gain from debt extinguishment and $1.8 million gain from sale of intangibles.
Other income (expense), net increased for the nine months ended December 31, 2022, as compared to the nine months ended December 31, 2021, primarily due to a $18.2 million gain from debt extinguishment from the 2024 convertible notes, $2.4 million gain from foreign exchange transactions, $1.8 million gain from sale of intangibles, and $0.5 million gain on remeasurement of warrants issued in connection with the term loan.
Provision for income taxes

	2022	2021	Change
Three Months Ended December 31,	$37	$87	$(50)	(57.5)%
Percentage of total revenue	—%	0.1%

Nine Months Ended December 31,	$1,041	$576	$465	80.7%
Percentage of total revenue	0.2%	0.1%
There was no material change to our provision for income taxes for the nine months ended December 31, 2022, and no material changes are currently anticipated for the remainder of fiscal 2023.
Liquidity and Capital Resources
As of December 31, 2022, we had $131.7 million of cash and cash equivalents and investments, including $1.3 million in restricted cash in support of letters of credit securing leases for office facilities and certain equipment.
We believe that our existing cash, cash equivalents and investment balances and our anticipated cash flows from operations will be sufficient to meet our working capital, expenditure, and contractual obligation requirements for the next 12 months and the foreseeable future. During the three months ended December 31, 2022, we repaid $21.8 million of our existing convertible notes maturing in 2024, as further described in Part I, Item 1, Note 8. Convertible Senior Notes, Term Loan and Capped Calls to our condensed consolidated financial statements. Although we believe we have adequate sources of liquidity for the next 12 months and the foreseeable future, any future refinancing, the success of our operations, the global economic outlook (including the impact of inflationary pressures and foreign currency exchange rate and interest rate fluctuations), and the pace of sustainable growth in our markets, as well as continued uncertainty as a result of the COVID-19 pandemic and the continuing war in Ukraine, among other factors, could impact our business and liquidity.
Period-over-Period Changes
Net cash provided by operating activities for the nine months ended December 31, 2022 was $35.2 million, as compared to $18.2 million for the nine months ended December 31, 2021. Cash used in or provided by operating activities is primarily affected by:
•net income or loss;
•non-cash expense items, such as depreciation, amortization, and impairments;
•non-cash gain associated with extinguishment of debt, or changes in fair value of liabilities;
•non-cash expense associated with stock options and stock-based compensation and awards;
•gain or loss on sale of assets; and

•changes in working capital accounts, particularly related to the timing of collections from receivables and payments of obligations, such as commissions.
For the nine months ended December 31, 2022, net cash provided in operating activities reflected an adjustment of $141.7 million in non-cash charges to our net loss, including stock-based compensation expense of $73.5 million, depreciation and amortization expenses of $40.4 million, amortization of deferred sales commission costs of $28.5 million, $18.3 million gain from debt extinguishment, operating lease expenses of $8.7 million, impairment of capitalized software of $3.7 million , and $1.8 million gain on sale of assets. Non-cash adjustments were partially offset by $42.9 million of working capital adjustments driven by $23.5 million in deferred sales commission costs and $22.9 million in accounts payable and accruals.
Net cash provided in investing activities was $0.4 million for the nine months ended December 31, 2022, as compared to $30.1 million of cash used in the nine months ended December 31, 2021. The cash provided by investing activities during the nine months ended December 31, 2022 primarily related to $10.1 million of net proceeds from sales and maturities of investments, $2.7 million in net acquisition of property, plant and equipment, and $1.0 million in proceeds from sale of property, plant and equipment, which was partially offset by $6.8 million in capitalization of internally developed software, and $1.3 million payout of the cash holdback related to the Fuze, Inc. acquisition.
Net cash used in financing activities was $36.3 million for the nine months ended December 31, 2022, as compared to $100.0 million of cash provided by financing activities for the nine months ended December 31, 2021. The cash used in financing activities for the nine months ended December 31, 2022 was primarily driven by $211.8 million of net repayment and refinancing of convertible senior notes and $60.2 million of shares repurchased, which were substantially offset by $234.0 million of net proceeds from the term loan.
CRITICAL ACCOUNTING POLICIES AND ESTIMATES
The discussion and analysis of our financial condition and results of operations are based upon our condensed consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenue and expenses, and related disclosures of assets and liabilities. On an ongoing basis, we evaluate our critical accounting policies and estimates. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.
Our consolidated financial statements are prepared in accordance with U.S. GAAP. Refer to Note 1, The Company and Significant Accounting Policies, in the Notes to Consolidated Financial Statements included in this Quarterly Report, which describes the significant accounting policies and methods used in the preparation of our consolidated financial statements. Other than the adoption of ASU 2020-06 as discussed in Note 1, The Company and Significant Accounting Policies, in the Notes to the Condensed Consolidated Financial Statements included in this Quarterly Report, there have been no significant changes during the three months ended December 31, 2022 to our critical accounting policies and estimates previously disclosed in the Form 10-K.
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Interest Rate Fluctuation Risk
We had cash, cash equivalents, and investments totaling $131.7 million as of December 31, 2022. Cash equivalents and investments were invested primarily in money market funds, United States treasury, commercial paper, and corporate bonds. Our investment policy is focused on the preservation of capital and supporting our liquidity needs. Under the policy, we invest in highly rated securities, while limiting the amount of credit exposure to any one issuer other than the United States government. We do not invest in financial instruments for trading or speculative purposes, nor do we use leveraged financial instruments. We utilize external investment managers who adhere to the guidelines of our investment policy. A hypothetical 10% change in interest rates would not have a material impact on the value of our cash, cash equivalents, or available-for-sale investments.
As of December 31, 2022, there were $68.3 million of convertible senior notes maturing in 2024 and $201.9 million of convertible senior notes maturing in 2028 outstanding, and a $250.0 million senior secured term loan facility maturing in 2027. The fair value of the convertible notes is subject to interest rate risk, market risk, and other factors due to the conversion feature. The fair value of the convertible senior notes will generally increase as the Company's common stock price increases and will generally decrease as its common stock price declines. The interest and market value changes affect the fair value of the convertible senior notes but do not impact our financial position, cash flows, or results of operations, due to the fixed nature of the debt obligation. Additionally, we carry the convertible senior notes at face value, less unamortized discount, on our consolidated balance sheets, and we present the fair value for required disclosure purposes only.

Foreign Currency Exchange Risk
We operate in international markets and typically invoice our customers and pay our expenses in local currencies, primarily the British pound and the Euro. As a result, changes in foreign currency exchange rates relative to the United States dollar may impact our revenue and operating expenses upon translation in our consolidated financial statements. Historically, the impacts on revenue and expenses have substantially offset one another, and the effects of currency on operating and net income have not been material. As our foreign operations expand, the impact of changes in foreign currency exchange rates on our revenue and operating expenses may not continue to offset one another and may impact our operating results.
Gains or losses from the revaluation of certain cash balances, accounts receivable balances, and intercompany balances that are denominated in local currencies, primarily the British pound and the Euro, are reflected as foreign currency translation adjustments in our Condensed Consolidated Statements of Comprehensive Loss. A hypothetical decrease in all foreign currencies against the United States dollar of 10% would not result in a material foreign currency loss on foreign-denominated balances as of December 31, 2022.
At this time, we do not, but we may in the future, enter into financial instruments to hedge our foreign currency exchange risk.
ITEM 4. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our Interim Chief Executive Officer and Interim Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, as of December 31, 2022. As permitted by SEC guidance for newly acquired businesses, this evaluation did not include an assessment of those disclosure controls and procedures that are subsumed by and did not include an assessment of internal control over financial reporting as it relates to Fuze, Inc., which was acquired on January 18, 2022. The Company has excluded Fuze from its assessment of the effectiveness of its internal control over financial reporting as of December 31, 2022. Based on such evaluation, our Interim Chief Executive Officer and Interim Chief Financial Officer have concluded that, as of December 31, 2022, our disclosure controls and procedures were effective at the reasonable assurance level.
Changes in Internal Control Over Financial Reporting
During the three months ended December 31, 2022, there was no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
Limitations on the Effectiveness of Controls
Our management, including the Interim Chief Executive Officer and Interim Chief Financial Officer, does not expect that our Disclosure Controls or internal control over financial reporting will prevent all errors and all fraud. A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the control system's objectives will be met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, have been detected.

PART II. Other Information
ITEM 1. LEGAL PROCEEDINGS
Information with respect to this item may be found in Note 7, Commitments and Contingencies under the heading “Legal Proceedings” in the Notes to Unaudited Condensed Consolidated Financial Statements included in this Quarterly Report is incorporated by reference in response to this item.
Item 1A. RISK FACTORS
Investing in our securities involves risk. Prior to making a decision about investing in our securities, you should carefully consider the specific factors discussed below and under the heading “Risk Factors” in any prospectus supplement, together with all of the other information contained or incorporated by reference in this Quarterly Report. You should also consider the risk factors related to our business and operations described in Part I, Item 1A of the Form 10-K under the heading “Risk Factors" and in Part II, Item 1A of the Form 10-Q for the period ended June 30, 2022 under the heading “Risk Factors,” which are incorporated by reference in this Quarterly Report. Additional risks and uncertainties not presently known to us or that we currently deem immaterial may also affect our operations.

Cyber intrusions, breaches of our networks or systems or those of our service and cloud storage providers, and other malicious acts could adversely impact our business.

Our business operations, from our internal and service operations to research and development activities, sales and marketing efforts and customer and partner communications, depend on our ability to protect our network from interruption by damage from hackers, social engineering and phishing, ransomware, computer viruses, worms, other malicious software programs, or similar disruptive problems or other events beyond our control. Individuals or entities have attempted, and will attempt, to penetrate our network security, and that of our platform, and try to cause harm to our business operations, including by misappropriating our proprietary information or that of our customers, employees and business partners or causing interruptions of our products and platform. In particular, cyberattacks and other malicious internet-based activity continue to increase in frequency and in magnitude both generally and specifically against us and other cloud-service providers. For example, during the second quarter of fiscal 2023, we detected malware on our network that permitted an intrusion by an unauthorized third party to access certain data stored on our network. We responded quickly and implemented measures to identify and remove the intruder and malware from our network and secure our data. We subsequently learned during the third quarter of fiscal 2023, in December 2022, that the unauthorized third party possessed approximately a terabyte of our confidential information from several back-office servers. The unauthorized third party attempted to make ransom demands for the return of our confidential information, which we did not pay. We continue to implement new technological measures to prevent, detect, and contain such intrusions as well as build and strengthen ongoing employee awareness, education and training, but we cannot guarantee we will be able to prevent, detect or contain all future cyber intrusions, nor can we guarantee that our backup systems, regular data backups, security protocols, DDoS mitigation, and other procedures that are currently in place, or may be in place in the future, will be adequate to prevent significant damage, system failure, or data loss.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
(a) None.
(b) None.
(c) None.
ITEM 3. DEFAULTS UPON SENIOR SECURITIES
None.
ITEM 4. MINE SAFETY DISCLOSURES
Not applicable.
ITEM 5. OTHER INFORMATION
None.

ITEM 6. EXHIBITS

		Incorporated by Reference
Exhibit Number	Exhibit Description	Company Form	Filing Date	Exhibit Number	Filed Herewith
3.1	Certificate of Amendment to the Restated Certificate of Incorporation of Registrant, dated July 12, 2022	8-K	7/13/2022	3.1
3.2	Amended and Restated By-Laws of 8x8, Inc.	8-K	7/28/2015	3.2
10.1	Promotion Letter, dated November 30, 2022, between 8x8, Inc. and Samuel Wilson*	8-K	11/30/2022	10.1
10.2	Promotion Letter, dated November 30, 2022, between 8x8, Inc. and Kevin Kraus*	8-K	11/30/2022	10.2
10.3	Separation and General Release Agreement, dated December 5, 2022, between 8x8, Inc. and David Sipes*	8-K	12/7/2022	10.1
31.1	Certification of Interim Chief Executive Officer of the Registrant pursuant to Rule 13a-14				X
31.2	Certification of Interim Chief Financial Officer of the Registrant pursuant to Rule 13a-14				X
32.1	Certification of Interim Chief Executive Officer of the Registrant pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002				X
32.2	Certification of Interim Chief Financial Officer of the Registrant pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002				X
101	The following materials from 8x8, Inc.'s Quarterly Report on Form 10-Q for the three and nine months ended December 31, 2022, formatted in Inline XBRL: (i) Condensed Consolidated Balance Sheets as of December 31,
	2022 and March 31, 2022, (ii) Condensed Consolidated Statements of Operations for the three and nine months ended December 31, 2022 and 2021, (iii) Condensed Consolidated Statements of Comprehensive Loss for the three and nine months ended December 31, 2022 and 2021, (iv) Condensed Consolidated Statements of Stockholders’ Equity as of December 31, 2022 and 2021, (v) Condensed Consolidated Statements of Cash Flows for the nine months ended December 31, 2022 and 2021, and (vi) Notes to Consolidated Financial Statements, tagged as blocks of text and including detailed tags XBRL Instance Document				X
* Indicates management contract or compensatory plan or arrangement.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant, 8x8, Inc., a Delaware corporation, has duly caused this Quarterly Report on Form 10-Q to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Campbell, State of California, on February 6, 2023.

8x8, Inc.

/s/ Suzy Seandel
Suzy Seandel
(Principal Accounting Officer and Duly Authorized Officer)