Form 10-K
period 2023-03-31
8X8 INC /DE/
filed 2023-05-25
CIK 1023731

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended March 31, 2023
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

Large accelerated filer	☐	Accelerated filer	☒
Non-accelerated filer	☐	Smaller reporting company	☐
		Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.   ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report.  ☒
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements.. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b).. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes  ☐ No  ☒
The aggregate market value of voting stock held by non-affiliates of the Registrant on September 30, 2022, based on the closing price of $3.45 for shares of the Registrant’s common stock as reported by the Nasdaq Global Select Market, was approximately $0.2 billion. Shares of common stock held by each executive officer, director, and their affiliated holders have been excluded in that such persons may be deemed to be affiliates. The determination of affiliate status for this purpose is not necessarily a conclusive determination for any other purpose.
The number of shares of the Registrant's common stock outstanding as of May 18, 2023 was 116,364,248
DOCUMENTS INCORPORATED BY REFERENCE
Items 10, 11, 12, 13 and 14 of Part III incorporate information by reference from the Proxy Statement to be filed within 120 days of March 31, 2023 for the 2023 Annual Meeting of Stockholders.

8X8, INC.
INDEX TO ANNUAL REPORT ON FORM 10-K
FOR THE YEAR ENDED MARCH 31, 2023

PART I
Forward-Looking Statements and Risk Factors
Statements contained in this annual report on Form 10-K, or this "Annual Report", regarding our expectations, beliefs, estimates, intentions or strategies are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 ( the "Securities Act") and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). Any statements contained herein that are not statements of historical fact may be deemed to be forward-looking statements. For example, words such as "may," "will," "should," "estimates," "predicts," "potential," "continue," "strategy," "believes," "anticipates," "plans," "expects," "intends," and similar expressions are intended to identify forward-looking statements. These forward-looking statements include, but are not limited to, statements regarding: industry trends; our number of customers; average annual service revenue per customer; cost of service revenue; growth in service revenue; research and development expenses; costs related to our continued growth initiatives; hiring of employees; sales and marketing expenses; unit costs and cost reductions; gross profit margin; general and administrative expenses in future periods; liquidity; indebtedness; capital; cash, cash equivalents and investment balances; anticipated cash flows; annualized recurring and usage revenue ("ARR"); operating efficiency; and the ongoing impact of the COVID-19 pandemic. You should not place undue reliance on these forward-looking statements. Actual results and trends may differ materially from historical results and those projected in any such forward-looking statements depending on a variety of factors. These factors include, but are not limited to:
•the impact of economic downturns on us and our customers, including the ongoing impact of the COVID-19 pandemic;
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
•customer acceptance and demand for our new and existing cloud communication and collaboration services and features, including voice, contact center, video, messaging, and communication application programming interfaces;
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
•risks related to our substantial amount of indebtedness, which could have important consequences to our business;
•risks related to our remaining convertible senior notes due 2024 and our new convertible senior notes due 2028, including the timing of any future repayment;
•potential future intellectual property infringement claims and other litigation that could adversely impact our business and operating results; and
•the current instability in the banking system, which could adversely impact our operations and operating results.
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
ITEM 1. BUSINESS
Overview

8x8 is a leading provider of software-as-a-service solutions for contact center, voice communications, video meetings, employee collaboration, and embeddable communication APIs, powered by our global cloud-native communications platform. Together, our communications platform solutions comprise the 8x8 XCaaS platform. The XCaaS platform empowers workforces worldwide by connecting individuals and teams so they can collaborate faster, work smarter, and better serve customers, from most devices, locations or time zones. The platform also delivers real-time business analytics and intelligence across most interactions and communication channels, giving customers unique insights so they can build, deploy and adapt tailored user experiences that delight end-customers and accelerate their business. 8x8 has more than 2.5 million paid business licenses with users in more than 180 countries.
The 8x8 XCaaS Platform Strategy
Our XCaaS platform is a highly scalable and configurable cloud communications platform that includes solutions for contact center, voice communications, team chat and collaboration, video meetings, embeddable communication APIs, and AI-based analytics. It is designed to meet the needs of mid-market and enterprise businesses who want to make employees more productive and delight their customers with tailored experiences but lack in-house resources to build a fully custom enterprise-grade contact center. These customers often start with an individual service or combination of services (for example, with video conferencing or phone services), and scale their usage over time by enabling additional services, capabilities and analytics offerings when ready. The key attributes of the 8x8 solution include:
•Unified Communications, Collaboration, and Contact Center on a Single, Modern Technology Platform. We believe that a common platform for communication, collaboration and customer interaction drives more efficient employee and customer engagement, greater business productivity and improved employee and customer experiences. Our modern, microservices-based platform enables rapid innovation, broad integration with third-party applications, Unlike many of our principal competitors, we own the core technology that drives and manage the communications platform that powers our solutions. Control over our entire platform enables us to deliver a more consistent and seamless experience for our customers across all aspects of the service, from the user interface to the technical support experience.
•AI/ML Workflow Automation and Self-Service. Our platform integrates artificial intelligence and machine learning of our technology and our third party partners with a focus on simplifying and automating workflows for our customers. We continue to make strategic investments in artificial intelligence and machine learning to develop new capabilities and features for our customers, such as context-rich customer engagements, intelligent call routing and faster first-call resolution. In late fiscal 2023, we integrated generative AI natural language learning models from OpenAI across our platform and launched an early adopter program for our Intelligent Customer Assistant offering.
•Platform-Wide Data Capture and Real-Time Analytics. We have developed a suite of web-based analytics tools to help our customers capture data on customer interactions across multiple channels and services integrated within our XCaaS platform. Using built-in analytics, customers can leverage real-time business intelligence to improve customer experiences across the range of self-service, AI-assisted, and agent engagements.
•Intuitive User Interface (UX). Our web, desktop, and mobile interfaces act as the communications portal for all 8x8 services and provide users with a familiar, consistent, and integrated experience across all endpoints. Tailored workspaces for agents, supervisors and other users meet the communication requirements of users based on their customer engagement profile to drive increased productivity and scale resources.
•Microsoft Teams Integrations. For organizations that have adopted Microsoft Teams for internal team messaging and meetings, we offer 8x8 Voice for Microsoft Teams, a direct routing solution that allows users to make and receive calls over the public switched telephone network (PSTN) without exiting the Microsoft Teams desktop, mobile or mobile app, and 8x8 Contact Center for Microsoft Teams, a Microsoft certified solution that leverages the Connect model to provide omnichannel contact center functionality. 8x8 integrations for Microsoft Teams provide reliable, integrated, global telephony and customer engagement capabilities to Microsoft Teams users, including value added services such as integrated business messaging, conversational AI, and advanced analytics.

•Integration with Third-Party Business Applications and AI-Based Solutions to Automate Workflows. Our open platform enables deep integration with AI-based solutions purposely built for specific vertical markets or tasks to simplify and automate workflows for our customers. Our ecosystem of AI technology partners includes organizations focused on conversational AI, CRM, workforce engagement, automation and enterprise collaboration. Additionally, our software uses a combination of open APIs and pre-built integrations to retrieve contextually relevant data from, and to enhance the functionality of, a wide variety of customers' third-party applications, such as Salesforce, Microsoft Dynamics, Google, NetSuite, Okta, Zendesk, Oracle Sales Cloud, Bullhorn, Aryaka, and HubSpot.
•Emphasis on Security and Compliance. Our security program is designed to protect the confidentiality, integrity and availability of our customers data. We believe we have created a top-down culture of security and compliance, including a commitment to secure architecture and development processes. As such, we have made significant investments in achieving compliance with various industry standards for data security and related third-party certifications.
•Global Reach®. 8x8's Global Reach technology provides enterprise-grade quality of service, reliability, security and support for our multinational customers with users in over 180 countries and full public switched telephone network ("PSTN") replacement in 58 countries. Our platform utilizes intelligent geo-routing technology and leverages data centers across globally dispersed regions - including North America, South America, Continental Europe, Asia, and Australia - to provide consistently high-quality voice service and meet data sovereignty requirements of customers worldwide.
Our Solutions
Through our integrated technology platform, we offer our customers a portfolio of contact center, voice, video, contact center, chat and team collaboration, embeddable communication APIs, and business analytics solutions, which include:
•8x8 Work: a self-contained, feature-rich, end-to-end United Communications as a service ("UCaaS") solution that delivers enterprise-grade voice with PSTN connectivity, secure video meetings, and unified messaging including direct messages, public and private team messaging rooms, and short and multimedia services ("SMS/MMS") .
•8x8 Contact Center: a multi-channel cloud-based contact center solution that enables both large and small contact centers to build the same tailored customer experiences and achieve agent productivity benefits previously available only to large contact centers at a much higher cost.
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
8x8 X Series
The capabilities of our core communications and contact center solutions are integrated into a comprehensive offering called the 8x8 “X Series." The X Series is a suite of UCaaS and CCaaS solutions, which together with our unified global communications platform, comprise our XCaaS platform solution. X Series service plans allow customers to match features and functionality to each user's customer engagement profile, paying for only those capabilities the business needs, while providing businesses with an upgrade path over time as their needs evolve and grow.
Designated X1 through X8, the 8x8 X Series offers the following service plans and capabilities:

•X1 through X4 service plans provide enterprise-grade voice, unified communications, video meetings, and team collaboration functionality, as well as contact center-like features for users with direct customer engagement. Delivered through the 8x8 Work solution, these service plans provide one application for business voice, team messaging, and meetings. Users can access the essential communication and collaboration features through the desktop app, mobile app, or desk phone. Advanced features, such as auto attendants; worldwide extension dialing; corporate directory with click-to-call functionality; presence, messaging and chat; call recording; call monitoring; internet fax; and the ability to interact contextually with inbound communication (email, call or chat) can be mixed and matched in customizable packages to most effectively meet the needs of individual users.

•X5 through X8 service plans generally provide the features of X1 through X4, plus contact center functionality. These service plans deliver tailored employee and customer experiences through integrated cloud communication, contact center software, and video meetings solutions. The advanced features and AI-driven automation and analytics of the 8x8 X Series contact center service plans allow organizations to deliver personalized customer experiences for higher customer satisfaction and loyalty, while scaling their contact center capacity though AI-based automation, self-service, and intelligent call routing.

We believe that our integrated platform for communication, collaboration and customer interaction drives more efficient employee and customer engagement, greater business productivity, and improved employee and customer experiences, leading to lower employee turnover, reduced customer churn, and more revenue at a lower total cost of ownership compared to non-integrated UCaaS and CCaaS solutions. We also make 8x8 Work and 8x8 Contact Center solutions available independently to introduce customers to our platform and expand their platform engagement over time.

Routes to Market
We sell directly to customers or through indirect sales channels. Our indirect sales channel consists of global and regional networks of value-added resellers ("VARs") and carriers, as well as a partner network consisting of master agents and the sub-agent community, independent software vendors ("ISVs"), system integrators, and service providers selling 8x8 solutions to small, mid-market, and enterprise businesses. Our Elevate channel program supports multiple routes to market for partners, including both resale (wholesale) and agency models, and also offers 8x8 sales and technical certifications.
Our Customers
We have a diverse and growing customer base of more than 60,000 customers, with more than 2.5 million paid business licenses, with users in over 180 countries, including small business, mid-market and enterprise customers, and across a wide range of industries and use cases. No single customer represented 10% or more of our revenue in fiscal 2023, 2022, and 2021.
Marketing and Promotional Activities
We market our services directly to end users through a variety of means, including industry conferences, trade shows, webinars, and digital advertising channels targeting mid-market and enterprise customers.
Research and Development
The cloud communications market is characterized by rapid technological changes and advancements typical of most SaaS markets. Accordingly, we make substantial investments in innovation focused on the design and development of new products and services, as well as the development of enhancements and features to our existing products and services. We make these enhancements available to our customers frequently. We currently employ individuals in research, development, and engineering activities in the United States, Canada, United Kingdom, Portugal, Romania, Singapore, and Philippines, as well as outsourced software development consultants around the world.
Intellectual Property
As of March 31, 2023, we held more than 330 patents, with more than 125 United States and foreign patent applications pending. Our portfolio of patents, with expiration dates through 2042, and patent applications cover diverse aspects of our unified communications, video, API, collaboration and contact center services, and infrastructure and UX design and functionality.
Our business relies on a combination of trade secrets, patents, copyrights, trademarks laws, and contractual restrictions, such as confidentiality agreements, licenses, and intellectual property assignment agreements. We require our employees, contractors, and other third parties to sign agreements providing for the maintenance of confidentiality and also the assignment of rights to inventions made by them while providing services to us. We also use software components in our platform that are licensed to the public under open-source licenses.
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

Cloud Communications Providers of Voice, Video, Chat and Collaboration, Contact Center, and Communication APIs: For customers looking to implement cloud-based communications, our single services platform competes with other cloud communication providers of voice, chat, collaboration, contact center and communication APIs, such as RingCentral, Inc., Vonage Holdings Corp. (acquired by Ericsson), Genesys Telecommunications Laboratories, Inc., Zoom Video Communications, Inc., Five9, Inc., NICE inContact, and Twilio Inc., among others.

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
Operations
Our operations infrastructure consists of data management, monitoring, control, and billing systems that support the portfolio of communication and contact center services plans provided by our XCaaS platform. We invest substantial resources to develop and implement our service monitoring real-time call management information system. Key elements of our operations infrastructure include customer quoting and ordering capabilities, customer provisioning, customer access control, fraud control, network security, video, voice and SMS message routing, quality monitoring, media processing and normalization, call reliability, detailed call record and message storage, transactional metering for usage-based services, product interfaces and billing and integration with third-party applications. Our software platform manages the admission, control, rating, and routing of calls and SMS messages to their appropriate destinations. The platform and its assets have been built to offer connectivity, redundancy, security, and scalability. Our tools and processes aim at maximizing communications range, quality, and reliability.

Network Operations Center: We maintain global network operations centers around the world and employ experienced staff in voice and data operations in the United States, United Kingdom, Romania, Indonesia, Singapore, and Philippines to provide 24-hour operations support, seven days per week, whether working in our network operations centers or remotely. We use various tools, including an extensive set of synthetic tests and Application Performance Monitoring software, to monitor and manage our network, as well as the networks of our partners and certain larger customers, in real time. We also rely upon the network operations centers of our telecommunications carrier partners and data center providers to augment our monitoring and response efforts. Our globally dispersed operations and remote working capabilities allow us to maintain redundant back-up operations services to minimize or eliminate the impact of local disruptions at any of our operations centers or data centers.
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

We take a lifecycle approach to customer support, supporting customers from on-boarding to deployment, and through the renewal process, to drive greater user adoption of 8x8 XCaaS solutions. For our larger enterprise customers, our implementation methodology utilizes a deployment management team and provides active support through the "go-live" date at each customer site. We also have a premium success program, and for certain customers, a dedicated customer engagement manager as a single point of contact for every aspect of the post-sale relationship. Finally, we offer a variety of training classes through 8x8 University, either through instructor-led classes or self-paced online learning.

Interconnection Agreements: We have agreements with SMS, voice, and mobile network operators worldwide. Pursuant to these agreements, we can provide inbound and outbound telephone and SMS messaging services to traditional telecommunication systems and mobile networks worldwide through our platform via these carriers.
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

In addition to regulations at the federal and state levels, many states are also enacting privacy legislation that apply to companies like us, which collect, store, and process many types of data, including personal data. California has enacted the California Consumer Privacy Act (the "CCPA") and adopted the California Privacy Rights Act (the “CPRA"). The CCPA and the CPRA impose new obligations on qualifying for-profit companies, like us, doing business in California and substantially increases potential liability for such companies for failure to comply with data protection rules applicable to California residents. In addition, Virginia, Colorado, Connecticut and Utah have passed new privacy laws that will become effective in 2023. Iowa and Indiana have also enacted new privacy laws that become effective on January 1, 2025 and January 1, 2026, respectively.

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
Geographic Areas
We have one reportable segment. Financial information relating to revenue generated in different geographic areas are set forth in Note 11, Geographical Information, in the Notes to Consolidated Financial Statements contained in this Annual Report.
Employees and Human Capital
As of March 31, 2023, we had 1,921 full-time employees operating around the world, of which 65% are located outside of the United States. None of our employees are represented by a labor union or are subject to a collective bargaining arrangement.
As a leading provider of software-as-a-service solutions for contact center, voice communications, video meetings, employee collaboration and embeddable communication application program interfaces (“APIs”), we are thoughtful about our impact on our stockholders, our customers, our people, and the planet. We conduct our business socially and ethically and are committed to strong corporate governance, universal human rights, and sustainable business practices. We strive to create a work environment and culture that embraces creativity and diversity and is financially and personally rewarding for our people.

Culture and Engagement: 8x8 is transforming modern business communications. We take pride in our innovations that empower employees' and enable our customers to build more agile workplaces while delivering differentiated customer experiences to their customers. Our efforts are guided by our vision of empowering all users across an organization with an integrated communications and collaboration platform and are anchored by our value system. These values define how we work, infuse our daily culture and make us individually and collectively accountable for our progress. They also serve as the framework for our onboarding program for new hires and ongoing training and support for all employees. We recently launched Team8s, our employee engagement and branding campaign. Under the Team8s umbrella, we have planned quarterly global activities, a Team8s award program, and Boomerang recognition for employees who left 8x8 and have elected to return.

We continue to seek out new ways to leverage our 8x8 Work communication and collaboration platform to keep our employees connected to each other and maintain a positive and supportive work culture. We conduct quarterly employee surveys to gain insight into trends in employee engagement and prioritize new benefits and programs. Analysis of prior engagement surveys pointed to three areas of need: clarity on strategic direction, clarity of expectations, and learning and development. We have taken specific initiatives for each area:

Clarity on Strategic Direction – A detailed strategy to accelerate innovation and generating increased profitability and cash flow was presented to employees in January and has been carefully integrated throughout the employee ranks. It is reinforced with weekly communications from our CEO, as well as quarterly all hands meetings and regular “Ask Me Anything” sessions with senior management. Additionally, the Company's board of directors has inaugurated a Technology & Cybersecurity Committee which includes talent assessment planning to ensure that requisite skills levels are maintained or surpassed across our product and engineering teams.

Clarity of Expectations – We outlined our operating principles with the detailed strategy roll-out, and laid out the groundwork for detailing what and how to deliver. We intend to codify these principles in an updated Employee Handbook in fiscal 2024.

Learning and Development – We believe offering ongoing learning and development benefits 8x8 and our employees equally. We have four types of training programs currently under development:

•Manager Training - This curriculum will provide in-person classroom training, focus group collaboration, and ongoing follow-up for supervisors, team leads, and managers.
•LinkedIn Learning - This rich curriculum will be offered to all employees, with an emphasis on alignment with individual development plans.
•Senior Leadership Assessment and Coaching - Leaders at the vice president level and above will be provided a commercially available behavioral assessment and will be assigned coaches for personal support and development assistance.
•Product Technical Training – We are testing two programs to encourage employee growth in technical skills and coding expediency. Once the evaluation has been completed, either one or both services will be employed globally.

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

When hiring we strive to keep our candidate pools as diverse as possible in order to bring new viewpoints into the 8x8 team. Additionally, we conducted a role and gender pay equity audit to ensure pay equity by position. Other activities in fiscal 2023 included:
•Regular meetings of the Employee Diversity, Equity, and Inclusion ("DEI") Council and the formation of a Leadership Steering Committee to serve as the sounding board for the Employee DEI Council.
•Activities to celebrate International Women's Day in locations around the world and Veterans Day in U.S. locations.
•Creation of a video of our employees speaking to the importance and value of supporting and enabling our female employees.
•Work with Society of Women Engineers and Women in Technology International to establish local chapters for our women in technical roles.

We are always looking to expand our role promoting employee diversity, equity and inclusivity, and we are continuously evaluating and formalizing key processes to monitor our hiring and reward programs to ensure that all employees have an equal opportunity to be successful at 8x8.

Rewards: We strive to provide competitive total rewards packages to hire and retain the key talent we need to achieve our growth and profitability objectives. This includes competitive cash compensation, equity grants of restricted stock units ("RSUs") and performance-based stock units ("PSUs"). We also offer benefits to care for the total health of our employees and their families, including health and dental insurance, paid medical and parental leave, Company-funded short-and long-term disability, and matching 401K contributions. We also offer Company-funded mental health services, support for working parents, webinars on financial well-being and other services through our global employee assistance program.

All employees have an opportunity to become stakeholders in 8x8 through our Employee Stock Purchase Plan, which allows employees to purchase up to $25,000 in market value per year of 8x8 stock through payroll deductions.

We recently revamped our compensation programs to increase the portion of compensation paid in cash versus equity for the majority of our employees. We believe this will allow us to continue to attract and retain talented employees in competitive markets, while limiting the dilutive impact of employee equity grants to existing shareholders. Our senior leaders will continue to receive a combination of RSUs and PSUs to align their interests with the interests of our shareholders.
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
Samuel Wilson, Interim Chief Executive Officer. Samuel Wilson, age 53, was appointed and has served as Interim Chief Executive Officer since November 2022. Mr. Wilson previously served as our Chief Financial Officer from June 2020 to November 2022. Prior to his appointment, Mr. Wilson served as Chief Customer Officer and Managing Director of EMEA from January 2020 until June 2020. From September 2017 until January 2020, Mr. Wilson served as Senior Vice President responsible for e-commerce, global small business, and United States mid-market sales. Prior to joining 8x8, Mr. Wilson served as VP Finance for MobileIron, an enterprise software security company, from 2011 until 2017 with responsibilities for financial planning and analysis, investor relations, and treasury functions, as well as e-commerce. Mr. Wilson is a Chartered Financial Analyst. He holds a Bachelor’s Degree in Electrical Engineering from Seattle University and an MBA from the University of California, Berkeley.
Kevin Kraus, Interim Chief Financial Officer. Kevin Kraus, age 54, was appointed and has served as Interim Chief Financial Officer since November 2022. Mr. Kraus previously served as our Senior Vice President of Finance from October 2019 to

November 2022, with responsibility for overseeing the Company’s financial reporting, planning, and procurement functions. From February 2018 to May 2019, Mr. Kraus served as Vice President, Finance for Imperva, a cybersecurity software company. From January 2015 to September 2017, Mr. Kraus served as Senior Director, Finance for Gigamon, a network visibility and traffic monitoring technology company. Mr. Kraus is a Certified Public Accountant. He holds a bachelor’s degree in accounting from Rutgers, The State University of New Jersey-New Brunswick and an MBA from the Pennsylvania State University.
Hunter Middleton, Chief Product Officer. Hunter Middleton, age 56, has served as Chief Product Officer since August 2021. Mr. Middleton previously served as our SVP of Product and Design from March 2018 to August 2021. From February 2016 to September 2017, Mr. Middleton served as Vice President and Head of Product Management for Jive Software, Inc., an enterprise social collaboration application provider. Prior to that, Mr. Middleton served as the Head of Product Management at Google for Work Systems and led the Google Apps Enterprise product team. Mr. Middleton earned his Ph.D. in Physics from Princeton University and holds a master’s degree in management from the Kellogg Graduate School of Business at Northwestern University.
Laurence Denny, Chief Legal Officer. Laurence Denny, age 50, was appointed and has served as Chief Legal Officer and Corporate Secretary since December 2022. Mr. Denny previously served as our Chief Compliance Officer, Deputy General Counsel and Assistant Corporate Secretary from June 2022 to December 2022 and as our Vice President, Deputy General Counsel and Assistant Corporate Secretary from April 2019 to June 2022, with responsibility for assisting with the oversight of the Company’s global legal, corporate, litigation, employment, procurement, compliance, and security efforts. From January to April 2019 Mr. Denny served as Vice President, Deputy General Counsel and Assistant Corporate Secretary for Extreme Networks, a network equipment company. From September 2016 to January 2019, Mr. Denny was Vice President, Deputy General Counsel and Assistant Corporate Secretary of TiVo Corporation (formerly known as Rovi Corporation), a digital entertainment technology company. Mr. Denny is a member of the State Bar of California. He graduated from University of California, Irvine with a Bachelor of Arts and from Columbia Law School with a Juris Doctorate.
Suzy Seandel, Chief Accounting Officer. Suzy Seandel, age 58, was appointed and has served as Chief Accounting Officer since May 2022. From February 2019 to May 2022 Ms. Seandel served as VP, Corporate Controller for Barracuda Networks, Inc., a security, networking and storage products company. From January 2007 to October 2018, Ms. Seandel served as Chief Accounting Officer at Cavium, Inc., a fabless semiconductor company. Prior to Cavium, Inc., Ms. Seandel also held positions of increasing responsibility at several other publicly traded companies and spent nearly five years at Deloitte & Touche LLP in assurance and audit services. Ms. Seandel holds a Bachelor of Science degree in Finance from Santa Clara University.
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
•Reductions in either spending or collections may result in reductions in revenue.
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
•Inability to use third-party or open-source software.
Risks Related to our Debt, our Stock, and our Charter
•Cash flow may be insufficient to service or pay down our substantial debt.
•Inability to raise necessary funds in the future.
•Conditional conversion features of our debt could adversely affect our financial condition.
•Change in accounting standards, including for our debt, may cause adverse financial reporting fluctuations and affect our reported operating results.
•The current instability in the banking system could adversely impact our operations.
•Future sales of common stock or equity-linked securities.
•Certain provisions in our charter may discourage takeover attempts.
General Risk Factors
•Risks related to the ongoing impact of the COVID-19 pandemic.
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
We recorded an operating loss of approximately $66.3 million for the year ended March 31, 2023, and ended the period with an accumulated deficit of approximately $792.9 million. We expect to continue to incur operating losses in the near future as we continue to invest in our business. During our fiscal year ending March 31, 2024, we intend to continue to invest in sales and marketing and research and development, among other areas of our business, to compete more successfully for the business of companies that are transitioning to cloud communications and otherwise position ourselves to take advantage of long-term revenue-generating opportunities.
We expect to continue to incur losses for at least the next fiscal year and later, and we will need to increase our rate of revenue growth to generate and sustain operating profitability in future periods. The investments we have made in fiscal 2023 and beyond may not generate the returns that we anticipate, which could adversely impact our financial condition and make it more difficult for us to grow revenue and/or achieve profitability in the time period that we expect, or not at all. In order to achieve profitability, we will need to manage our cost structure more efficiently and not incur significant liabilities, while continuing to grow our revenue. Despite these efforts, our revenue growth may slow, revenue may decline, and/or we may incur significant losses in the future due to inflationary pressures impacting our cost structure, Russia's invasion of Ukraine or other geopolitical events, any further downturn in general economic conditions, increasing competition (including competitive pricing pressures and large competitors moving into our markets), decrease in the adoption or sustained use of the cloud communications market, exiting lines of business, interest rate and foreign currency fluctuations, or our inability to execute on business opportunities. Given our history of fluctuating revenue and operating losses, we cannot be certain that we will be able to achieve or maintain operating profitability in the future.
Our future operating results, including revenue, expenses, losses and profits, may vary substantially from period to period and may be difficult to predict. As a result, we may fail to meet or exceed the expectations of market analysts or investors, which could negatively impact our stock price.
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
Any reduction in our spending may not achieve the desired result or may result in a reduction in revenue.
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

Churn in our customer base adversely impacts our revenue and requires us to spend money to retain existing customers and to capture replacement customers. If we experience increases in customer churn in the future, our revenue growth will be adversely impacted and our customer retention costs will increase.
Our customers may elect not to renew their subscriptions at the end of their contractual commitments. Because of churn in our customer base, we must acquire new customers and sell additional 8x8 products and services to our existing customers on an ongoing basis to maintain our existing level of revenue. As a result, sales and marketing expenditures are an ongoing requirement of our business. Our ability to maintain and grow our revenue is adversely impacted by the rate at which our customers cancel or downgrade services. Churn reduces our revenue growth rate, and if our churn rate increases, we must acquire even more new customers and/or sell more products and services to existing customers, to maintain and grow our revenue. We incur significant costs to acquire new customers, and those costs are a meaningful component in driving our net profitability. Churn may also prevent us from increasing the price of our services in the future, as well as limit our ability to sell additional 8x8 products and services to our existing customers and we may need to renew certain customers at a lower rate, of which each case would adversely impact our revenue in the future. Therefore, if we are unsuccessful in managing our existing customer churn and/or our customer churn rate increases in the future, our revenue growth would decrease and our revenue may decline, causing our net loss to increase.
Our rate of customer cancellations or downgrades in services may increase in future periods due to a number of factors, some of which are beyond our control, such as the financial condition of our customers or the general economic environment. In addition, if we are unable to maintain the quality and performance of our service whether due to a lack of feature parity or quality of service relative to the products of our competitors or service outages or disruptions, we could experience potentially sharp increases in customer cancellations and/or downgrades or customer credits which would adversely impact our revenue.
Our success depends on our ability to acquire new customers and retain and sell additional services to our existing customers.
We generate revenue primarily from the sale of subscriptions to our cloud communications services to our customers, which include small and mid-size businesses, mid-market and larger enterprises, government agencies and other organizations. We define a “customer” as the legal entity or entities to which we provide services pursuant to a single contractual arrangement. Our future success depends on our ability to continue to increase the amount of revenue we generate, and the rate at which our revenue increases, from new and existing customers.
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
In connection with our voice, video meetings, chat, team messaging, contact center, and enterprise-class API solutions, we face competition from other cloud service providers such as RingCentral, Inc., Genesys Telecommunications Laboratories, Inc., Zoom Video Communications, Inc., Vonage Holdings Corp.(acquired by Ericsson), Five9, Inc., NICE inContact, Inc., Talkdesk, Inc., and Twilio Inc., among others, as well as from legacy on-premises communications equipment providers, such as Avaya, Inc., Cisco Systems, Inc., and Mitel Networks Corp.

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
Failure to grow and manage our network of indirect sales channels partners could materially and adversely impact our revenue in the future.
Our future business success, particularly to attract and support larger customers and expand into international markets, depends on our indirect sales channels. These channels consist of master agents and subagents, independent software vendors ("ISVs"), system integrators, value-added resellers ("VARs"), and internet service providers, among others. We typically contract directly with the end customer and use these channel partners to identify, qualify and manage prospects throughout the sales cycle, although we also have arrangements with partners who purchase our services for resale to their own customers. As our business partners’ costs increase, we have seen agency residuals become an increasing portion of our sales and marketing expenses. Our future success depends upon our ability to develop and maintain successful relationships with these business partners, many of whom also market and sell services of our competitors, and our ability to increase the portion of sales opportunities they refer to us. To do so, we must continue to offer services that have quality, price, features, and other elements that compare favorably to those of competing services, ensure our partners are adequately trained and knowledgeable about our services, and provide sufficient incentives for these partners to sell our services in preference to those of our competitors while maintaining a cost-effective agency structure. If we are unable to persuade our existing business partners to increase their sales of our services or to build successful partnerships with new organizations, or if our channel partners are unsuccessful in their marketing and sales efforts, we may not be able to grow our business and increase our revenue at the rate we predict, or at all, and our business may be materially adversely affected.
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
Companies in the cloud communications industry compete aggressively for top talent in all areas of business, but particularly in senior management, sales and marketing, professional services, and engineering, where employees with industry experience, technical knowledge and specialized skill sets are particularly valued. Some of our competitors are responding to these competitive pressures by increasing employee compensation, paying more on average than we pay for the same position or offering more attractive equity compensation. Any such disparity in compensation could make us less attractive to candidates as a potential employer, which in turn may make it more difficult for us to hire and retain qualified employees, including the hiring of senior executives such as a permanent CEO and CFO. Training an individual who lacks prior cloud communications experience to be successful in a sales or technical role can take months or even years.
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
Taxing authorities have asserted, or could in the future assert, that we should have collected or in the future should collect sales and use, value added, or similar taxes, including on similar services for which our competitors may not be subject to the same obligations. As a result, we could be subject to liability with respect to past or future sales, which have and could adversely affect our business.
The applicability of state and local taxes, fees, surcharges or similar taxes to our services is complex, ambiguous, and subject to interpretation and change. In the United States, for example, we collect state and local taxes, fees, and surcharges based on our understanding of the applicable laws in the relevant jurisdiction. The taxing authorities may challenge our interpretation of the laws and may assess additional taxes, penalties, and interests, which could have adverse effects on the results of operations and, to the extent we pass these through to our customers, demand for our services. Additionally, the applicability of sales and use, value added, or similar taxes may differ between services such as unified communication, voice, video, contact center, and platform communications so that the obligations to collect taxes from customers may vary between services and between companies such that we may be obligated to collect taxes at a higher rate that other services from our competitors, thereby impacting customer demand for our services. We currently file more than 1,500 state and local tax returns monthly. Periodically, we have received inquiries from state and municipal taxing agencies with respect to the remittance of state or local taxes, fees, or surcharges. Currently, several jurisdictions are conducting audits of 8x8; in the event our positions are unsuccessful, we may be subject to tax payments, interest, and penalties in excess of those that we have accrued for. As of March 31, 2023, we have paid or accrued for state or local taxes, fees, and surcharges that we believe are required to be remitted.
Our ability to use our net operating losses or research tax credits to offset future taxable income is subject to certain limitations.
As of March 31, 2023, we had federal net operating loss (“NOL”) carryforwards of $1,199.1 million, of which $361.0 million are related to years prior to fiscal 2019 and begin to expire in 2034. The remaining $838.1 million carry forward indefinitely. As of March 31, 2023, the Company also had state net operating loss carryforwards, the majority of which will expire at various dates between 2024 and 2042. We also had research and development credit carryforwards for federal and California tax purposes of approximately $18.5 million and $21.8 million, respectively. The federal income tax credit carryforwards related to research and development will expire at various dates between the calendar years 2024 and 2042, while the California income tax credits will carry forward indefinitely. Utilization of our NOL and tax credit carryforwards can become subject to substantial annual limitation due to the ownership change limitations provided by Section 382 of the Internal Revenue Code and similar state provisions. A Section 382 ownership change generally occurs if one or more stockholders or groups of stockholders who own at least 5% of the stock increase their ownership by more than 50 percentage points over their lowest ownership percentage within a rolling three-year period. Similar rules may apply under state tax laws. Such an ownership change, or any future ownership change, could have a material effect on our ability to utilize the NOL or research credit carryforwards. In addition, under the Tax Cuts and Jobs Act, or the Tax Act, the amount of NOLs that we are permitted to deduct in any taxable year is limited to 80% of the taxable income in such year. There is a risk that due to changes under the Tax Act, regulatory changes, or other unforeseen reasons, the existing NOLs could expire or otherwise be unavailable to offset future income tax liabilities, which could have a material impact on our net income (loss) in future periods.
Risks Related to our Products and Operations
If our platform or services experience significant or repeated disruptions, outages, or failures due to defects, bugs, vulnerabilities, or similar software problems, or if we fail to determine the cause of any disruption or failure and correct it promptly, we could lose customers, become subject to service performance or warranty claims, or incur significant costs, reducing our revenue and adversely affecting our operating results.
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
Our leased network and data centers, as well as public cloud infrastructure, are subject to various points of failure. Problems with cooling equipment, generators, uninterruptible power supply, routers, switches, or other equipment, whether or not within our control, could result in service interruptions for our customers as well as equipment damage. Because our services do not require geographic proximity of our data centers to our customers, our infrastructure is consolidated into a few large data center facilities. Any failure or downtime in one of our data center facilities could affect a significant percentage of our customers. The total destruction, closure, or severe impairment of any of our data center facilities could result in significant downtime of our services and the loss of customer data. Because our ability to attract and retain customers depends on our ability to provide customers with highly reliable service, even minor interruptions in our service could harm our reputation. Additionally, in connection with the expansion or consolidation of our existing data center facilities from time to time, there is an increased risk that service interruptions may occur as a result of server relocation or other unforeseen construction-related issues.
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
An important component of our growth strategy involves the further expansion of our operations and customer base internationally. We have formed subsidiaries outside the United States, including a subsidiary in Romania that contributes significantly to our research and development efforts. Additionally, through acquisitions, we have expanded into the United Kingdom, the EU, and Southeast Asia. The risks and challenges associated with sales and other operations outside the United States are different in some ways from those associated with our operations in the United States, and we have a limited history addressing those risks and meeting those challenges. Our current international operations and future initiatives, including Southeast Asia, will involve a variety of risks, including:
•localization of our services, including translation into foreign languages and associated expenses;

•regulation of our services as traditional telecommunications services, requiring us to obtain authorizations or licenses to operate in foreign jurisdictions, or alternatively preventing us from selling our full suite of services, or any services at all, in such jurisdictions;
•changes in a specific country's or region's regulatory requirements, taxes, trade laws, or political or economic condition;
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
•a military conflict with China and/or Russia that will likely involve cyberattacks on critical infrastructure, including, but not limited to, global data centers, power grids, and communication companies;
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
•regional travel restrictions, business closures, government actions and other restrictions in connection with the COVID-19 pandemic; and
•adverse tax burdens and foreign exchange controls that could make it difficult to repatriate earnings and cash.
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
The ongoing conflict between Russia and Ukraine has led to and is expected to continue to lead to disruption, instability, and volatility in global markets and industries. Our business, including our operations in Romania, could be negatively impacted by such conflict. We have a significant engineering and operations presence in Romania, which borders Ukraine, and any expansion of the conflict between Russia and Ukraine to the countries surrounding Ukraine, including Romania, would negatively impact us and our employees in Romania. The United States government and other governments in jurisdictions in which we operate have imposed severe sanctions and export controls against Russia and Russian interests and threatened additional sanctions and controls. The impact of these measures, as well as potential responses to them by Russia, could adversely affect our business, supply chain, partners, or customers, particularly if the impact were to cause a geographic expansion of the conflict between Russia and Ukraine to surrounding countries.
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
•the acquisition may create a drag on our overall revenue growth rate, which could lead analysts and investors to reduce their valuation of our company;
•we may be exposed to existing cyber risks not identified prior to an acquisition that could impact our core operations until mitigated; and
•if an acquired business’s cybersecurity controls are materially weaker than ours, we may be exposed to existing cyber risks not identified prior to an acquisition that could impact our core operations until mitigated.
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
The functionality and popularity of our cloud software solutions depends, in part, on our ability to integrate our services with third-party applications and platforms, including enterprise resource planning, customer relations management, human capital management, workforce management, and other proprietary application suites. Third-party providers of applications and APIs may change the features of their applications and platforms, restrict our access to their applications and platforms or alter the terms governing use of their applications and APIs and access to those applications and platforms in an adverse manner. Such changes could functionally limit or terminate our customers’ ability to use these third-party applications and platforms in conjunction with our services, which could negatively impact our offerings and harm our business. If we fail to integrate our software with new third-party back-end enterprise applications and platforms used by our customers, we may not be able to offer the functionality that our customers need, which would negatively impact our ability to generate revenue and adversely impact our business.
Our services also allow our customers to use and manage our cloud software solutions on smartphones, tablets, and other mobile devices. As new smart devices and operating systems are released, we may encounter difficulties supporting these devices and services, and we may need to devote significant resources to the creation, support, and maintenance of our mobile applications. In addition, if we experience difficulties in the future integrating our mobile applications into smartphones, tablets, or other mobile devices or with certain communication platforms, such as Microsoft Teams, or if problems arise with our relationships with providers of mobile operating systems, such as those of Apple Inc. or Alphabet Inc., our future growth and our results of operations could suffer.
To provide our services, we rely on third parties for our network service and connectivity, and any disruption or deterioration in the quality of these services or the increase in the costs we incur from these third parties could adversely affect our business, results of operations, and financial condition.
We rely on third-party network service providers to originate and terminate substantially all of the PSTN calls using our cloud-based services. We leverage the infrastructure of third-party network service providers to provide telephone numbers, PSTN call termination and origination services, and local number portability for our customers, rather than deploying our own network throughout the United States and internationally. We use the infrastructure of third-party network service providers, such as Equinix, Inc. and CenturyLink, Inc., and public cloud providers, including Amazon Web Services, Inc. and Oracle Corporation, to provide our cloud services over their networks rather than deploying our own network connectivity. These decisions have resulted in lower capital and operating costs for our business in the short-term but have reduced our operating flexibility and ability to make timely service changes. If any of these network service providers cease operations or otherwise terminate the services that we depend on or become unwilling to supply cost-effective services to us in the future, the delay in switching our technology to another network service provider, if available, and qualifying this new service provider could have a material adverse effect on our business, financial condition, or operating results. In addition, the rates we pay to our network service providers and other intermediaries may also change more rapidly than the change in pricing we charge our customers, which may reduce our profitability and increase the retail price of our service.
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
Our business operations, from our internal and service operations to research and development activities, sales and marketing efforts and customer and partner communications, depend on our ability to protect our network from interruption by damage from hackers, social engineering and phishing, ransomware, computer viruses, worms, other malicious software programs, or similar disruptive problems or other events beyond our control. Individuals or entities have attempted, and will attempt, to penetrate our network security, and that of our platform, and try to cause harm to our business operations, including by misappropriating our proprietary information or that of our customers, employees and business partners or causing interruptions of our products and platform. In particular, cyberattacks and other malicious internet-based activity continue to increase in frequency and in magnitude both generally and specifically against us and other cloud-service providers. For example, during the second quarter of fiscal 2023, in real time, we detected an unauthorized third party in our network as well as as the malware they deployed to establish persistent access. We responded quickly, including with the assistance of third party digital forensics experts, and implemented measures to identify and remove the intruder and malware from our network and secure our data before any potential ransomware could be deployed. We subsequently learned during the third quarter of fiscal 2023, in December 2022, that the unauthorized third party possessed approximately a terabyte of our confidential information from several back-office servers. The unauthorized third party made a ransom demand for the return of our confidential information, which we did not pay. We continue to implement new technological measures to prevent, detect, and contain such intrusions as well as build and strengthen ongoing employee awareness, education and training, but we cannot guarantee we will be able to prevent, detect or contain all future cyber intrusions, nor can we guarantee that our backup systems, regular data backups, security protocols, denial or disruption of service (DDoS) mitigation, and other procedures that are currently in place, or may be in place in the future, will be adequate to prevent significant damage, system failure, or data loss.
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
We could be liable for breaches of security on our website, fraudulent, improper or illegal activities by our users, or the failure of third-party vendors to deliver credit card transaction processing services, which could result in claims, increase the cost of operations or otherwise harm our business and reputation.
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

Similarly, bad actors may use our products to promote their goals and encourage users to engage in improper or illegal activities. There have been instances where improper or illegal content may have been shared on our platform without our knowledge. As a service provider, and as a matter of policy, we do not monitor user meetings. Our terms of service prohibit such conduct. While to date we have not been subject to legal or administrative actions as a result of improper or illegal content, the laws in this area are currently in a state of flux and vary widely between jurisdictions. Accordingly, it may be possible that in the future, we and our competitors may be subject to legal actions along with the users who shared such content. In addition, regardless of any legal liability we may face, if there is an incident generating extensive negative publicity about the content shared on our platform, our business and reputation could be harmed.
Failure to comply with laws and contractual obligations related to data privacy and protection could have a material adverse effect on our business, financial condition and operating results.
We process many types of data, including personal data in the course of our business. As such, we are subject to the data privacy and protection laws and regulations adopted by federal, state and foreign governmental agencies, including the EU's GDPR, the UK’s Data Protection Act 2018, the CCPA/CPRA, and the Virginia Consumer Data Protection Act. Data privacy and protection is highly regulated in many jurisdictions and may become the subject of additional regulation in the future. For example, lawmakers and regulators worldwide are considering proposals that would require companies, like us, that encrypt users' data to ensure access to such data by law enforcement authorities. In addition, several additional states have comprehensive privacy laws that will become effective in 2023, including Colorado, Connecticut, and Utah. Privacy laws restrict our processing of personal information, provided to us by our customers as well as data we collect from our customers and employees. We strive to comply with all applicable laws, regulations, policies and legal obligations relating to privacy and data protection. However, if we fail to comply, we may be subject to fines, penalties and lawsuits, statutory damages at both the federal and state levels in the United States, substantial fines and penalties under the EU’s GDPR and the UK’s Data Protection Act 2018, and class action lawsuits, and our reputation may suffer. We may also be required to make modifications to our data practices that could have an adverse impact on our business, including increasing our operating costs, which may cause us to increase our prices, making our services less competitive.
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
•requirements to enable access to services for disabled persons;
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

Our inability to use software licensed from third parties, or our use of open-source software under license terms that interfere with our proprietary rights, could disrupt our business.
Our technology platform incorporates software licensed from third parties, including some software, known as open-source software, which we use without charge. Although we monitor our use of open source software, the terms of many open source licenses to which we are subject have not been interpreted by United States or foreign courts, and there is a risk that such licenses could be construed in a manner that imposes unanticipated conditions or restrictions on our ability to provide our platform to our customers. In the future, we could be required to seek licenses from third parties in order to continue offering our platform, which licenses may not be available on terms that are acceptable to us, or at all. Alternatively, we may need to re-engineer our platform or discontinue use of portions of the functionality provided by our platform. In addition, the terms of open-source software licenses may require us to provide software that we develop using such software to others on unfavorable license terms. Our inability to use third-party software could result in disruptions to our business, or delays in the development of future offerings or enhancements of existing offerings, which could impair our business.
Risks Related to our Debt, our Stock, and our Charter
We have a substantial amount of indebtedness, which could have important consequences to our business.

We have a substantial amount of indebtedness. During the second quarter of fiscal 2023, we entered into the following arrangements: (i) on August 10, 2022, we borrowed $250.0 million in a senior secured term loan facility (the “Term Loan”) under the Credit Agreement entered into on August 3, 2022, which term loans will mature on August 3, 2027 and initially bear interest at an annual rate equal to the Term SOFR (which will be subject to a floor of 1.00% and a credit spread adjustment of 0.10%), plus a margin of 6.50%; and (ii) on August 11, 2022, we issued approximately $201.9 million aggregate principal amount of 4.00% convertible senior notes due February 1, 2028 (the “2028 Notes”), which bear interest at a rate of 4.00% per annum, payable semi-annually in arrears on February 1 and August 1 of each year, commencing on February 1, 2023, and will mature on February 1, 2028, unless earlier converted, redeemed or repurchased, pursuant to the indenture for the 2028 Notes.

Our substantial indebtedness could have important consequences that could have a material adverse effect on our business, financial condition and results of operations, including the following:
•requiring us to comply with restrictive covenants in our senior secured debt facility, which limits the manner in which we conduct our business, and which obligations under the Credit Agreement are guaranteed by our wholly-owned subsidiaries. For example, our Credit Agreement contains a minimum adjusted cash Earnings Before Interest, Taxes, Depreciation and Amortization (EBITDA) financial covenant, a minimum liquidity covenant and a maximum secured leverage ratio financial covenant and contains affirmative and negative covenants customary for transactions of this type, including limitations with respect to indebtedness, liens, investments, dividends, disposition of assets, change in business, and transactions with affiliates;
•making it more difficult for us to satisfy our obligations with respect to our indebtedness;
•requiring us to dedicate a substantial portion of our cash flow from operations to debt service payments on our debt, which reduces the funds available for working capital, capital expenditures, acquisitions and other general corporate purposes;
•limiting our flexibility in planning for, or reacting to, changes in the industry in which we operate;
•placing us at a competitive disadvantage compared to any of our less-leveraged competitors;
•increasing our vulnerability to both general and industry-specific adverse economic conditions; and
•limiting our ability to obtain additional debt or equity financing to fund future working capital, capital expenditures, acquisitions or other general corporate requirements and increasing our cost of borrowing.

Servicing our debt, including the paying down of principal, requires the use of cash and liquidity of our clearing, cash management and custodial financial institutions, and we may not have sufficient cash flow from our business to pay down our debt.

As of March 31, 2023, we currently have outstanding approximately $63.3 million aggregate principal amount of our 0.50% convertible senior notes due February 1, 2024 (the "2024 Notes"), approximately $201.9 million aggregate principal amount of the 2028 Notes (together with the 2024 Notes, "our notes"), and the $250.0 million Term Loan.

Our ability to make scheduled payments of the principal of, pay interest on, or refinance our indebtedness, including the amounts payable under the 2024 Notes, the 2028 Notes and the Term Loan, depends on our future performance, which is subject to economic, financial, competitive, and other factors beyond our control, such as recent and potential future disruptions in access to bank deposits or lending commitments due to bank failure, as well as in the event of sustained deterioration in the liquidity, or failure, of our clearing, cash management and custodial financial institutions. Our business may not continue to generate cash flow from operations in the future sufficient to service our debt, including paying off the principal when due, and make necessary capital expenditures. Our notes are currently significantly out of the money, and our stock price would have to increase significantly for our notes to convert prior to maturity. If we are unable to generate such cash flow, we may be required to adopt one or more alternatives, such as selling assets, restructuring debt or obtaining additional equity capital on terms that may be onerous or highly dilutive. Our ability to refinance our indebtedness will depend on the capital markets and our financial condition at such time. We may not be able to engage in any of these activities or engage in these activities on desirable terms, which could result in a default on our debt obligations.

We may not have the ability to raise the funds necessary to settle conversions of the new notes in cash or repurchase the new notes upon a fundamental change, and our future debt may contain limitations on our ability to pay cash upon conversion or repurchase of the new notes.
Holders of the 2028 Notes have the right to require us to repurchase the 2028 Notes upon the occurrence of a fundamental change at a repurchase price equal to 100% of the principal amount of the 2028 Notes to be repurchased, plus accrued and unpaid interest, if any. In addition, upon conversion of the 2028 Notes, unless we elect to deliver solely shares of our common stock to settle such conversion (other than paying cash in lieu of delivering any fractional share), we will be required to make cash payments in respect of the 2028 Notes being converted. However, we may not have enough available cash or be able to obtain financing at the time we are required to make repurchases of the new Notes surrendered therefor or the new Notes being converted. In addition, our ability to repurchase the 2028 Notes or to pay cash upon conversions of the 2028 Notes may be limited by law, by regulatory authority or by agreements governing our future indebtedness. Our failure to repurchase any of our Notes at a time when the repurchase is required by the applicable indenture or to pay any cash payable on future conversions of our Notes as required by the applicable indenture would constitute a default under such indenture. A default under an applicable indenture or the occurrence of the fundamental change may also lead to a default under agreements governing our future indebtedness. If the repayment of the related indebtedness were to be accelerated after any applicable notice or grace periods, we may not have sufficient funds to repay the indebtedness and repurchase our 2028 Notes or make cash payments upon conversions thereof.
The conditional conversion feature of our notes, if triggered, may adversely affect our financial condition and operating results.
In the event the conditional conversion feature of our notes is triggered, holders of our notes will be entitled to convert such notes at any time during specified periods at their option. If one or more holders elect to convert their notes, unless we elect to satisfy our conversion obligation by delivering solely shares of our common stock (other than paying cash in lieu of delivering any fractional share), we would be required to settle a portion or all of our conversion obligations through the payment of cash, which could adversely affect our liquidity. In addition, even if holders of our notes do not elect to convert their notes, we could be required under applicable accounting rules to reclassify all or a portion of the outstanding principal of such notes as a current rather than long-term liability, which would result in a material reduction of our net working capital.
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
The current instability in the banking system could adversely impact our operations and operating results, including our cash and cash equivalents if the financial institutions in which we hold our cash and cash equivalents fail.
On March 10, 2023, the Federal Deposit Insurance Corporation (“FDIC”) announced that Silicon Valley Bank (“SVB”) had been closed by the California Department of Financial Protection and Innovation; on March 12, 2023, Signature Bank was closed by the New York State Department of Financial Services; and on May 1, 2023, First Republic Bank, San Francisco, California, was closed by the California Department of Financial Protection and Innovation. We maintain cash balances at financial institutions which may be in excess of the FDIC insurance limit. Any failure of a depository institution to return any of our deposits, or any other adverse conditions in the financial or credit markets affecting depository institutions, could impact access to our invested cash or cash equivalents and could adversely impact our operations, liquidity and operating results.

Future sales of our common stock or equity-linked securities in the public market could lower the market price of our common stock.
In the future, we may sell additional shares of our common stock or equity-linked securities to raise capital. In addition, a substantial number of shares of our common stock is reserved for issuance upon the exercise of stock options, upon the vesting and settlement of restricted stock units and performance units, stock purchases in connection with our Employee Stock Purchase Plan, and upon conversion of our notes. We cannot predict the size of future issuances or the effect, if any, that they may have on the market price for our common stock. The issuance and sale of substantial amounts of common stock or equity-linked securities, or the perception that such issuances and sales may occur, could adversely affect the trading price of our notes and the market price of our common stock and impair our ability to raise capital through the sale of additional equity or equity-linked securities.
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
The global spread of COVID-19 and its variants has created significant volatility, uncertainty, and economic disruption in the recent past, particularly for small and medium-sized businesses. Many of our existing and prospective customers have experienced or could experience economic hardship caused by current and future variants of COVID-19. This could reduce the demand for our cloud services, delay and lengthen sales cycles, increase customer churn, force us to lower the prices for our services and/or provide customers with service credits, and lead to slower growth or even a decline in our revenue, operating results, and cash flows. The ongoing impact of COVID-19 on future demand for our services depends on numerous evolving factors, including: the duration and extent of the global spread of current and future COVID-19 variants; governmental, business, and individual actions that have been and continue to be taken in response to the current and future COVID-19 variants in different countries globally; the rate of vaccinations globally and the efficacy of available vaccines on current and future variants of the virus; the effect on our customers and customer demand and their ability to pay for our services; disruptions to third-party data centers and Internet service providers; and any decline in the quality and/or availability of our services. It is possible that as businesses return to in-person work, the demand for some of our products could decline.
The ongoing impact of COVID-19 on macroeconomic conditions has at some periods also impacted the functioning of financial and capital markets, foreign currency exchange rates, and interest rates. Even after the COVID-19 pandemic has subsided, we may experience an adverse impact to our business as a result of COVID-19's global economic impact, including any recession that has occurred or may occur in the future, and we may need to access the capital markets at an unfavorable time. If we need to access the capital markets, there can be no assurance that financing may be available on attractive terms, if at all.
We may not be able to secure financing on favorable terms, or at all, to meet our future capital needs.
We may need to pursue financing in the future to make expenditures or investments to support the growth of our business (whether through acquisitions or otherwise) and may require additional capital to pursue our business objectives, respond to new competitive pressures, service our debt, and pay extraordinary expenses such as litigation settlements or judgments or fund growth, including through acquisitions, among other potential uses. Additional funds, however, may not be available when we need them on terms that are acceptable to us, or at all. We also face certain risks in the event of a sustained deterioration of financial market liquidity, as well as in the event of sustained deterioration in the liquidity, or failure, of our clearing, cash management and custodial financial institutions. If we are unable to obtain adequate financing or financing on terms satisfactory to us when we require it, our ability to continue to grow and support our business and to respond to business challenges could be significantly limited.
Natural disasters, war, terrorist attacks, global pandemics, or malicious conduct, among other unforeseen events, could adversely impact our operations, could degrade or impede our ability to offer services, and may negatively impact our financial condition, revenue, and costs going forward.
Our cloud communications services rely on uninterrupted connection to the Internet through data centers and networks. Any interruption or disruption to our network, or the third parties on which we rely, could adversely impact our ability to provide service. Our network could be disrupted by circumstances outside of our control, including natural disasters, acts of war, terrorist attacks, global pandemics or malicious acts, among other unforeseen events, including, but not limited to, cyberattacks. For example, our headquarters, global networks operations center, and one of our third-party data center facilities are located in the San Francisco Bay Area, a region known for seismic activity. Also, global pandemics, such as the one caused by COVID-19, may restrict travel by personnel, reduce the availability of materials required to maintain data centers that support our cloud communication services, and could require us or our partner data centers and Internet service providers to curtail operations in certain geographic regions. Such an event may also impede our customers' connections to our network, since these connections also occur over the Internet, and would be perceived by our customers as an interruption of our services, even though such interruption would be beyond our control. In addition, as a result of COVID-19, we have been experiencing changes to our normal business practices due to our employees now primarily few working from home in many of our office locations. As we implement modifications to employee travel and employee work locations in response to these orders, among other business modifications, these changes could, in the future, negatively impact our normal provision of services, particularly in the areas of sales and marketing to new and prospective customers. Any of these events could have a material adverse impact on our business, causing us to incur significant expenses, lose substantial amounts of revenue, suffer damage to our reputation, and lose customers.
ITEM 1B. UNRESOLVED STAFF COMMENTS
None.
ITEM 2. PROPERTIES
Our principal operations are located in Campbell, California. Outside the United States our operations are conducted primarily in leased office space located in the United Kingdom (primarily used for sales and customer support in Europe), Romania (primarily used for customer support, and research and development), Canada (primarily used for research and development), Portugal (primarily used for research and development) and Singapore (primarily used for regional sales and marketing, procurement, customer support, and CPaaS).
In addition, we lease space from third-party data center hosting facilities under co-location agreements in the United States, South America, Europe, and the Asia Pacific region.
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

PART II
ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
Market Information for Common Stock
Since November 15, 2022, our common stock has been traded under the symbol "EGHT" and is listed on the Nasdaq Global Select Market of the Nasdaq Stock Market national securities exchange. Previously, from December 8, 2017 to November 14, 2022, our common stock traded under the symbol "EGHT" and was listed on the New York Stock Exchange (the “NYSE”).
Dividend Policy
We have never paid cash dividends on our common stock and have no plans to do so in the foreseeable future.
Number of Common Stockholders
As of May 18, 2023, there were approximately 308 holders of record of our common stock. The actual number of stockholders is greater than this number of record holders and includes stockholders who are beneficial owners but whose shares are held in street name by brokers and other nominees.
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
The graph below shows the cumulative total stockholder return over a five-year period, assuming the investment of $100 on March 31, 2018 in each of 8x8's common stock, the Nasdaq Composite Index NYSE Composite Index, the Russell 2000 Index, and the Nasdaq Telecommunications Index. The graph is furnished, not filed, and the historical return cannot be indicative of future performance. The NYSE Composite Index was added to the graph below because 8x8 changed the listing of its common stock to the NYSE from the Nasdaq in November 2022. In accordance with SEC rules, the performance graph presents both the indices used in the previous year and the newly selected index.

	March 31,
	2018	2019	2020	2021	2022	2023
8x8	$100.00	$110.68	$75.95	$177.75	$68.99	$22.85
Russell 2000	100.00	103.16	77.26	148.78	138.70	120.77
Nasdaq Composite	100.00	112.51	112.08	192.82	206.99	177.90
Nasdaq Telecommunications	100.00	120.28	100.30	141.55	132.11	116.04
NYSE Composite	100.00	184.81	149.95	227.10	242.66	223.79
Issuer Issuances and Purchases of Equity Securities
Repurchases
In August 2022, the Company repurchased in privately negotiated transactions with a limited number of holders 10,695,000 shares of its common stock for approximately $60.0 million, in connection with the Exchange Transaction and negotiation of the new secured term loan facility, as further described in Part II, Item 8, Note 7, Convertible Senior Notes, Term Loan and Capped Calls.
There was no activity under the 2017 Repurchase Plan for the year ended March 31, 2023.The value of shares that may yet be purchased under the 2017 Repurchase Plan is approximately $7.1 million.
Issuances
On August 3, 2022, the Company agreed with its financial advisor, J. Wood Capital Advisors LLC, to settle 50% of its financial advisory fee for services provided in connection with the Exchange Transaction and negotiation of the new secured term loan facility, as further described in Part II, Item 8, Note 7, Convertible Senior Notes, Term Loan and Capped Calls, to the consolidated financial statements through the issuance of 1,015,024 shares of the Company's common stock, equivalent to approximately $5.1 million. These shares were issued in a private placement in reliance on the exemption from registration provided by Section 4(a)(2) of the Securities Act. The Company relied on this exemption based in part on representations made by the financial advisor in its engagement letter and related share payment letter.

ITEM 6. [Reserved]
ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our consolidated financial statements and related notes and other information included elsewhere in this Annual Report. In addition to historical data, this discussion contains forward-looking statements about our business, results of operations, cash flows, financial condition and prospects based on current expectations that involve risks, uncertainties and assumptions. Our actual results could differ materially from such forward-looking statements. Factors that could cause or contribute to those differences include, but are not limited to, those identified below and those discussed in the sections titled “Risk Factors” and “Cautionary Note Regarding Forward-Looking Statements” included elsewhere in this Annual Report. Additionally, our historical results are not necessarily indicative of the results that may be expected for any period in the future.
This section discusses items pertaining to and comparisons of financial results between fiscal 2023 and fiscal 2022. A discussion of fiscal 2022 items and comparisons between fiscal 2022 and fiscal 2021 financial results can be found in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Part II, Item 7 of the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2022 (the “2022 MD&A”), filed with the SEC on May 27, 2022.
OVERVIEW
We are a leading provider of software-as-a-service solutions for contact center, voice communications, video meetings, employee collaboration, and embeddable communication application program interfaces ("APIs"). Our solutions empower workforces worldwide by connecting individuals and teams so they can collaborate faster, work smarter, and better serve customers, from any location. The communications capabilities and advanced AI/ML (artificial intelligence/machine learning) technologies of our contact center, communication and collaboration solutions are integrated into a comprehensive cloud-based offering powered by our global communications platform, which together comprise our 8x8 XCaaS platform solution. The XCaaS platform delivers our unified communications (UCaaS), contact center (CCaaS) and communication APIs (CPaaS) services and includes AI-driven digital assistance, intuitive user interfaces, and real-time business analytics and intelligence, enabling organizations of all sizes to design, deploy and adapt tailored communications and workflows for differentiated employee and customer experiences.

The 8x8 XCaaS platform offers a complete cloud technology stack. It delivers the security, scalability, high availability, and ease-of-use of a modern cloud-based architecture while masking the complexity of a global communications infrastructure. A consistent data layer across the platform powers 8x8 AI/ML algorithms, as well as vertical-specific and purpose-built AI applications from our ecosystem of technology partners, to deliver data-driven business insights and intelligent integrated applications that drive employee productivity, resource optimization, and more effective end-customer interactions through simplified and automated workflows. Built from core cloud technologies that we own and manage internally and integrated with third-party applications from our technology partners, our XCaaS platform enables agile workplaces and fosters seamless communications and collaboration between an organization’s customers, contact center agents, and employees, regardless of geographic location.

Our customers use our XCaaS platform to create tailored employee and customer experiences that increase productivity, improve responsiveness, and elevate customer and employee satisfaction and loyalty. Our service plans are structured with increasing levels of functionality and are designated as X1, X2, etc., through X8, based on the specific communication needs and customer engagement profile of each user.

Because our XCaaS platform includes UCaaS, CCaaS and CPaaS and serves as a single integration framework for communications across an organization, customers can reduce costs associated with provisioning and management, increase customization based on use cases, and facilitate compliance with security and data privacy requirements on a global scale. In fiscal 2023, we introduced platform-wide integration of generative AI from OpenAI, making it easier for organizations to unlock the potential of generative AI to personalize self-service, bot-based and agent-based customer engagements. The XCaaS platform also integrates with a growing ecosystem of third-party applications, ranging from purpose-built and vertically-focused AI-based applications to broadly deployed customer relationship management (CRM) platforms and leading customer engagement and workforce management software.

Our open approach to third party integrations and platform-wide enablement of generative AI, combined with flexibility to “mix and match” functionality based on users’ communication requirements and customer engagement profiles, allows organizations of all sizes to design and deploy tailored user experiences previously reserved to very large enterprises.

Our customers range from small businesses to large enterprises across all vertical markets, with users in more than 180 countries. In recent years, we have increased our focus on mid-market, small and medium enterprise, and public sector customers because these organizations typically have more complex communication and contact center requirements compared to the needs of small business customers. Organizations in these sectors – typically with 500 to 10,000 employees -- are more likely to adopt multiple services and realize greater value from our unified, global communications platform and portfolio of AI-enabled solutions.

We generate service revenue from subscriptions to our communications services subscriptions and platform usage. We generate other revenue from professional services and the sale of office phones and other hardware equipment. We define a “customer” as one or more legal entities to which we provide services pursuant to a single contractual arrangement. In some cases, we may have multiple billing relationships with a single customer (for example, where we establish separate billing accounts for a parent company and each of its subsidiaries).

In January 2022, we acquired Fuze, Inc. ("Fuze"), a competitor in enterprise-grade unified communications-as-a-service (UCaaS), for approximately $213.8 million in stock and cash. The acquisition of Fuze increased our installed base of enterprise customers and added research and development resources that enabled us to accelerate innovation on our XCaaS platform.

SUMMARY AND OUTLOOK
In fiscal 2023, our total revenue grew $105.8 million, or approximately 16.6% year-over-year, to $743.9 million. Excluding revenue from the Fuze customer base, our total revenue increased approximately 3% for the year ended March 31, 2023. Our service revenue grew $107.7 million, or approximately 17.9% year-over-year, to $710.0 million. Excluding revenue from Fuze customers, our service revenue grew approximately 4% for the year ended March 31, 2023.

As part of our long-term strategy to expand our enterprise customer base, grow our revenue, and increase our profitability and cash flow, we have focused on reducing the cost of delivering our services and improving our sales efficiency while increasing our investment in research and development. To improve our sales efficiency, we have focused our sales and marketing resources on mid-market and enterprise customers, since these customers are likely to derive the greatest benefit from our unified XCaaS platform. We have also expanded our partner programs to extend our reach within this market, placing increased emphasis on developing a community of value-added resellers who provide implementation services and Tier 1 customer support in addition to sales. To support our customers and partners, we are expanding our customer success organization and investing in improvements to our back-office processes in order to increase our operational efficiency over time.

We believe that continued innovation is a critical factor in attracting and retaining mid-market and enterprise customers and is an important variable in achieving sustainable growth. We are committed to maintaining a high level of investment in engineering to deliver product innovation across our XCaaS platform, expand our ecosystem of integrations, and maintain the high availability our customers require. Approximately two-thirds of our investment in research and development is focused on extending the contact center capabilities of our XCaaS platform, including AI integrations, advanced data capture and analytics.

We use annualized recurring and usage revenue ("ARR") to measure the success of our strategy to attract and retain customers. Total ARR at the end of fiscal 2023 was $703 million and increased 2% from the end of fiscal 2022. ARR from mid-market and enterprise customers represented 76% of total ARR and increased 3% compared to the end of fiscal 2022. We define enterprise customers as customers generating more than $100,000 in ARR, mid-market as customers with ARR between $25,000 and $100,000, and small business as customers with up to $25,000 in ARR. Mid-market customers, often become enterprise customers over time as they expand their deployments and adopt more solutions from our XCaaS portfolio.

ARR from enterprise customers has increased steadily as a percentage of total ARR, increasing from 35% of total ARR in fiscal 2019 to 58% of total ARR at the end of fiscal 2023. We have increased our focus on mid-market and enterprise customers because these organizations typically have more complex communication and contact center requirements compared to the needs of small business customers.

ARR associated with small business customers was 24% of total ARR for fiscal 2023. We remain committed to retaining our installed base of small business customers but have reduced sales and marketing investment in attracting new small business UCaaS-only customers. See "Key Business Metrics" section below for further discussion on how we define ARR.

In August 2022, we refinanced approximately $403.8 million of the $500.0 million aggregate principal amount of 2024 Notes through an exchange for approximately $201.9 million in 2028 Notes plus approximately $181.8 million in cash. The cash payment was funded with the partial proceeds of a new $250.0 million senior secured term loan due in 2027 entered into in August 2022. Concurrently with the issuance of the 2028 Notes, we repurchased 10,695,000 shares of our common stock for approximately $60.0 million in privately negotiated transactions with a limited number of holders. In September 2022, December 2022 and February 2023, we repurchased $6.0 million, $21.8 million and $5.0 million in aggregate principal amount of the 2024 Notes, respectively, in separate privately negotiated transactions. Approximately $63.3 million of the 2024 Notes remained outstanding as of March 31, 2023. See Note 7, Convertible Senior Notes, Term Loan and Capped Calls to our condensed consolidated financial statements for details. In May 2023, we voluntarily prepaid $25.0 million of principal on our senior secured term loan, reducing the total principal outstanding to $225 million.

To align our resources with our long-term strategy to grow revenue and increase profits and cash flow through increased focus on mid-market and enterprise customers, we conducted two separate workforce reductions involving approximately 300 employees, primarily in the sales and marketing and general and administration functions. We expect these workforce reductions and accompanying organizational restructurings to align our resources to our critical areas of focus, including streamlining sales and marketing, enhancing customer support, accelerating innovation, and strengthening our financial position.
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
Annualized Recurring Subscriptions and Usage Revenue
Our management measures the success of our strategy to attract and retain customers by analyzing trends in ARR and believes ARR may be useful to investors in evaluating our performance. Our management believes ARR is an important indicator for measuring the overall performance of the business because it encompasses new customer additions, add-on sales, renewals and customer churn in a single metric. Our management uses trends in total ARR and ARR by customer segment to assess our ongoing operations, allocate resources, and drive the financial performance of the business. We define ARR as equal to the sum of the most recent month of (i) recurring subscription amounts and (ii) platform usage charges for all CPaaS customers (subject to a minimum billings threshold for a period of at least six consecutive months), multiplied by 12.

We are not aware of any uniform standards for calculating ARR and caution that our presentation may not be consistent with that of other companies. For example, to the extent our ARR is used to evaluate trends in future revenue, such an evaluation would assume a sustained level of usage from existing customers which may fluctuate in future periods.
COMPONENTS OF RESULTS OF OPERATIONS
Service Revenue
Service revenue consists of communication services subscriptions, platform usage revenue, and related fees from our UCaaS, CCaaS, and CPaaS offerings. We plan to increase service revenue through a combination of new customer acquisition, cross-sell of additional products, including those resulting from our increased investment in innovation, to existing customers, geographic expansion of our customer base outside the United States, and innovation in product and technology, and through strategic acquisitions of technologies and businesses.
Other Revenue
Other revenue consists of revenue from professional services, primarily in support of deployment of our solutions and/or platform, and revenue from sales and rentals of IP telephones in conjunction with our cloud telephony service. Other revenue is dependent on the number of customers who choose to purchase or rent an IP telephone hardware in conjunction with our service instead of using the solution on their cell phone, computer, or other compatible device, and/or choose to engage our professional services organization for implementation and deployment of our cloud services.
Cost of Service Revenue
Cost of service revenue consists primarily of costs associated with network operations and related personnel, technology licenses, amortization of capitalized internal-use software, other communication origination and termination services provided by third-party carriers, outsourced customer service call center operations, and other costs such as customer service, and technical support costs. We allocate overhead costs, such as IT and facilities, to cost of service revenue, as well as to each of the operating expense categories, generally based on relative headcount. Our IT costs include costs for IT infrastructure and personnel. Facilities costs primarily consist of office leases and related expenses.
Cost of Other Revenue
Cost of other revenue consists primarily of direct and indirect costs associated with the purchase and shipping and handling of IP telephones as well as the scheduling, shipping and handling, personnel costs, and other expenditures incurred in connection with the professional services associated with the deployment and implementation of our products, and allocated IT and facilities costs.
Research and Development
Research and development expenses consist primarily of personnel and related costs, third-party development, software and equipment costs necessary for us to conduct our product, platform development and engineering efforts, as well as allocated IT and facilities costs.
Sales and Marketing
Sales and marketing expenses consist primarily of personnel and related costs, sales commissions, including those to the channel, trade shows, advertising and other marketing, demand generation, and promotional expenses, as well as allocated IT and facilities costs.
General and Administrative

General and administrative expenses consist primarily of personnel and related costs, professional services fees, corporate administrative costs, tax and regulatory fees, and allocated IT and facilities costs.
Other Expense, Net
Other expense, net, consists primarily of interest expense related to our convertible notes and term loan, amortization of debt discount and issuance costs, offset by gains on debt extinguishment, as well as other income.
Provision for (Benefit from) Income Taxes
Provision for (benefit from) income taxes consists primarily of foreign income taxes and state minimum taxes in the United States. As we expand the scale of our international business activities, any changes in the United States and foreign taxation of such activities may increase our overall provision for income taxes in the future. We have a valuation allowance for our United States deferred tax assets, including federal and state non-operating loss carryforwards. We expect to maintain this valuation allowance until it becomes more likely than not that the benefit of our federal and state deferred tax assets will be realized by way of expected future taxable income in the United States.
RESULTS OF OPERATIONS
Fiscal 2023 includes a full year of Fuze's results of operations. The results of operations for fiscal 2022, includes approximately ten weeks of Fuze's results of operations since its acquisition on January 18, 2022.
Revenue
Service revenue

	For the years ended March 31,		Change
	2023	2022	2023 vs 2022
Service revenue	$710,044	$602,357	$107,687	17.9%
Percentage of total revenue	95.4%	94.4%
Service revenue increased for fiscal 2023, as compared to fiscal 2022, primarily due to a net increase in our installed base of mid-market and enterprise customers, expanded deployments by existing customers, and growth in related telecom usage by our customers.The increase in service revenue reflected increased sales of our UCaaS and CCaaS solutions, and increased adoption of our XCaaS integrated communication and collaboration platform. A substantial portion of the growth in service revenue for the year ended March 31, 2023 was attributable to Fuze, which contributed approximately an $86.5 million increase compared to the year ended March 31, 2022. The increase was partially offset by a decrease in usage revenue generated by our CPaaS products, primarily in the Asia-Pacific region.

We expect our service revenue to grow over time with our diverse platform offering as we increase the features and functionality of our platform, acquire new customers, increase cross-selling to our existing customers, and expand geographically outside the United States.
Other revenue

	For the years ended March 31,		Change
	2023	2022	2023 vs 2022
Other revenue	$33,894	$35,773	$(1,879)	-5.3%
Percentage of total revenue	4.6%	5.6%
Other revenue decreased by $1.9 million in fiscal 2023, as compared to fiscal 2022, due to a decrease in professional service revenue.
Our business is diversified by vertical market and geography, and no single customer represented more than 10% of our total revenue during fiscal years 2023 and 2022.

Cost of Revenue
Cost of service revenue

	For the years ended March 31,		Change
	2023	2022	2023 vs 2022
Cost of service revenue	$198,871	$195,909	$2,962	1.5%
Percentage of service revenue	28.0%	32.5%
Cost of service revenue increased in dollars but decreased as a percentage of service revenue as we achieved operating efficiencies. The increase in cost of service during fiscal 2023, as compared to fiscal 2022, was primarily due to increases of $2.7 million in amortization of intangibles, $2.6 million in employee and consulting costs, and $1.5 million in software costs. These increases were partially offset by a decrease of $3.4 million in amortization of capitalized software.
We expect cost of service revenue will increase in absolute dollars but generally remain consistent or decline as a percentage of revenue in future periods.
Cost of other revenue

	For the years ended March 31,		Change
	2023	2022	2023 vs 2022
Cost of other revenue	$42,604	$51,649	$(9,045)	(17.5)%
Percentage of other revenue	125.7%	144.4%
Cost of other revenue decreased in dollars and as a percentage of other revenue in fiscal 2023, as compared to fiscal 2022, primarily due to decreases in product costs and efficiencies in our professional services.
Research and development

	For the years ended March 31,		Change
	2023	2022	2023 vs 2022
Research and development	$146,220	$112,387	$33,833	30.1%
Percentage of total revenue	19.7%	17.6%
Research and development expenses increased in dollars and as percentage of revenue during fiscal 2023, as compared to fiscal 2022, primarily due to increases of $23.8 million in employee and consulting costs, $6.7 million in internally-developed software, $4.8 million in software licenses, and $3.6 million in public cloud hosting costs; primarily as a result of our acquisition of Fuze. These increases were partially offset by decreases of $3.1 million in stock-based compensation and $1.8 million in amortization of capitalized software.
We plan to continue to invest in research and development to accelerate our efforts to expand the capabilities and scope of our XCaaS platform to enhance our users' experience. While we expect to continue to improve our overall cost structure and achieve operational efficiencies, we expect that research and development expenses will increase in absolute dollars in future periods as we continue to invest in our development efforts and vary from period-to-period as a percentage of revenue as we continue to invest in our development efforts.
Sales and marketing

	For the years ended March 31,		Change
	2023	2022	2023 vs 2022
Sales and marketing	$311,883	$314,223	$(2,340)	(0.7)%
Percentage of total revenue	41.9%	49.2%
Sales and marketing expenses decreased in dollars and as a percentage of revenue in fiscal 2023, as compared to fiscal 2022, primarily due to decreases of $22.3 million in stock-based compensation expense, $6.6 million in employee and consulting costs, and $3.5 million in paid media and marketing services. These decreases were partially offset by increases of $17.8 million in commissions, $9.1 million in amortization of intangibles, and $3.5 million in amortization of deferred commissions.
We expect sales and marketing costs as a percentage     of revenue to decrease from fiscal 2023 to fiscal 2024 as we achieve continued efficiencies in sales and marketing.

General and administrative

	For the years ended March 31,		Change
	2023	2022	2023 vs 2022
General and administrative	$110,652	$118,103	$(7,451)	(6.3)%
Percentage of total revenue	14.9%	18.5%
General and administrative expenses decreased both in dollars and as a percentage of revenue in fiscal 2023, as compared to fiscal 2022, primarily due to decreases of $17.7 million in stock-based compensation expenses and $13.2 million in acquisition and integration costs related to the Fuze acquisition in fiscal 2022. These decreases were partially offset by increases of $13.1 million in personnel-related and consulting costs, $6.3 million in professional services fees, and $4.6 million in facilities and overhead costs.
We expect general and administrative expenses as a percentage of total revenue will decline over time as we achieve greater operational efficiencies.
Other expense, net

	For the years ended March 31,		Change
	2023	2022	2023 vs 2022
Other expense, net	$(4,044)	$(21,629)	$17,585	(81.3)%
Percentage of total revenue	(0.5)%	(3.4)%
Other expense, net decreased by $17.6 million in fiscal 2023, as compared to fiscal 2022, primarily due to a $18.5 million gain from debt extinguishment from the 2024 Notes, $16.2 million decrease in debt amortization expenses as a result of exchange and subsequent repurchase of the 2024 Notes, $1.8 million gain from sale of intangibles, $1.0 million gain from foreign exchange transactions, and $0.4 million gain on remeasurement of the Warrants issued in connection with the Term Loan, Our decreases were partially offset by a $20.7 million increase in interest expenses primarily related to our Term Loan.
Provision for (benefit from) income taxes

	For the years ended March 31,		Change
	2023	2022	2023 vs 2022
(Benefit from) provision for income taxes	$2,807	$(387)	$3,194	(825.3)%
Percentage of total revenue	0.4%	(0.1)%
For the year ended March 31, 2023, we recorded an income tax provision of $2.8 million compared to an income tax benefit of $0.4 million in fiscal 2022, primarily due to higher state and foreign income taxes. The higher state taxes were a result of change in U.S. tax laws requiring the capitalization and amortization of research and development costs, and the limitation of certain state net operating loss carryforwards that can be utilized to offset the additional taxable income. The higher foreign income taxes reflect the inclusion of the full year operational results of the foreign Fuze subsidiaries.
We record deferred taxes based on differences between the financial statement basis and tax basis of assets and liabilities and available tax loss and credit carryforwards. In evaluating our ability to utilize our deferred tax assets, we consider available evidence, both positive and negative, in determining future taxable income on a jurisdiction-by-jurisdiction basis. We record a valuation allowance against deferred tax assets if, based on the weight of the evidence, it is more likely than not that some portion or all of the deferred tax assets will not be realized. We continue to remain in a cumulative pretax loss position, and therefore, continue to maintain a full valuation allowance against our United States, United Kingdom, and Singapore deferred tax assets.
Liquidity and Capital Resources
As of March 31, 2023, we had $137.6 million of cash and cash equivalents and short-term investments. In addition, we had $1.3 million in restricted cash in support of letters of credit securing leases for office facilities and certain equipment.

Our primary requirements for liquidity and capital are working capital, research and development and marketing activities, principal and interest payments on our outstanding debt and other general corporate needs. Historically, these cash requirements have been met through cash provided by operating activities and cash and cash equivalents. Our current capital deployment strategy for fiscal 2024 is to invest excess cash on hand to support our continued growth initiatives into select markets and planned software development activities, and pay down our debt. As of March 31, 2023, we are not party to any off-balance sheet arrangements that have had or are reasonably likely to have a current or future material effect on our financial condition, results of operations, liquidity, capital expenditures, or capital resources. Significant cash requirements for the upcoming fiscal year include our operating lease obligations, interest payments related to our debt obligations, retirement of our 2024 Notes, and operating and capital purchase commitments. For information regarding our expected cash requirements and timing of payments related to leases and noncancellable purchase commitments, see Note 5, Leases, and Note 6, Commitments and Contingencies, respectively, to the consolidated financial statements. Additionally, refer to Note 7, Convertible Senior Notes, Term Loan and Capped Calls, to the consolidated financial statements for more information related to our debt obligations and applicable covenants.
We believe that our existing cash, cash equivalents and investment balances and our anticipated cash flows from operations will be sufficient to meet our working capital, expenditure, and contractual obligation requirements for the next 12 months and the foreseeable future. Although we believe we have adequate sources of liquidity for the next 12 months and the foreseeable future the success of our operations, the global economic outlook, and the pace of sustainable growth in our markets, in each case, in light of the market volatility and uncertainty as a result of the ongoing impact of the COVID-19 pandemic and Russia's invasion of Ukraine, among other factors, could impact our business and liquidity.
On March 27, 2020, the Coronavirus Aid, Relief, and Economic Security Act (the "CARES Act") was passed into law, which amended portions of relevant tax laws and provided relief to certain qualifying entities. In connection with the CARES Act, the Company elected to defer certain employer payroll taxes, which reduced cash usage by approximately $5.0 million through December 31, 2020, of which approximately $2.5 million was remitted to tax authorities during the third quarter of fiscal 2022 and fiscal 2023. Other jurisdictions around the world have also provided similar tax relief, which the Company has elected to receive, where applicable; these benefits were not material to our cash flows during fiscal 2022.
Year over Year Changes
Net cash provided by operating activities for fiscal 2023 was $48.8 million, as compared to $34.7 million for fiscal 2022. Cash used in or provided by operating activities is primarily affected by:
•net income or loss;
•cash paid for interest expense associated with the outstanding Term Loan, 2024 Notes and 2028 Notes;
•non-cash expense items, such as depreciation, amortization, and impairments;
•non-cash expense associated with stock options and stock-based compensation and awards; and
•changes in working capital accounts, particularly related to the timing of collections from receivables and payments of obligations, such as commissions.
In fiscal 2023, net cash provided by operating activities was $48.8 million, reflecting an adjustment of $183.9 million in non-cash charges to our net loss, including stock-based compensation expense of $89.5 million, depreciation and amortization of $52.3 million, amortization of deferred sales commissions of $38.2 million, operating lease expenses of $12.0 million, and amortization of debt discount of $4.3 million, These adjustments for non-cash charges were partially offset by $62.0 million of working capital changes, including deferrals of sales commissions of $31.1 million and $24.4 million in accounts payable. In fiscal 2022, net cash provided by operating activities was a result of an adjustment of non-cash charges, such as stock-based compensation expense of $133.3 million, amortization of capitalized internal-use software costs of $28.9 million, amortization of debt discount of $20.4 million, and operating lease expenses of $13.5 million. These adjustments for non-cash charges were partially offset by cash outflow from sales commissions of $9.5 million and other working capital changes.
Net cash provided by investing activities was $6.1 million in fiscal 2023, as compared to $160.0 million net cash used in fiscal 2022. Cash provided in investing activities during fiscal 2023 primarily related to net purchases of $21.2 million of investments, capitalized internal-use software development costs of $11.9 million, and purchases of property and equipment of $3.0 million. Cash used in investing activities for fiscal 2022 was primarily related to the acquisition of Fuze for $125.4 million and net purchase of investments of $10.1 million.
Net cash used in financing activities was $37.8 million in fiscal 2023, as compared to $105.4 million cash provided by financing activities used in fiscal 2022. The cash used in financing activities in fiscal 2023 was primarily driven by $217.3 million of net repayment of the 2024 Notes and $60.2 million of shares repurchased, which were substantially offset by $234.8 million of net proceeds from the Term Loan. Cash provided by financing activities in fiscal 2022 was primarily driven by $134.6 million of net proceeds from the issuance of 2024 Notes and $16.1 million from employee stock purchase plans and employee option exercises. These were partially offset by the $45.0 million in repurchase of the Company's common stock from certain qualified investors in connection with the Fuze acquisition.

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
Other Revenue Recognition
Other revenue is primarily comprised of product revenue and professional services revenue. We recognize product revenue for telephony equipment at a point in time when transfer of control has occurred, which is generally upon shipment. Sales returns are recorded as a reduction to revenue estimated based on historical experience. Professional services for deployment, configuration, system integration, optimization, customer training or education are primarily billed on a fixed-fee basis and are performed by us directly. Professional services revenue is recognized as services are performed or upon completion of the deployment.
Allowance for Credit Losses
We account for allowances for credit losses under the current expected credit loss (“CECL”) impairment model for our financial assets, including accounts receivable, and present the net amount of the financial instrument expected to be collected. The CECL impairment model requires an estimate of expected credit losses, measured over the contractual life of an instrument, which considers forecasts of future economic conditions in addition to information about past events and current conditions. Using this model, we estimate the adequacy of the allowance for credit losses at the end of each reporting period based on the aging of the receivable balance, current and historical customer trends, communications with customers, and macro-economic conditions. Amounts are written off after considerable collection efforts have been made and the amounts are determined to be uncollectible.
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
ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Interest Rate Fluctuation Risk
We had cash, cash equivalents, and investments totaling $137.6 million as of March 31, 2023. Cash equivalents and investments were invested primarily in money market funds, United States treasury, commercial paper, and corporate bonds. Our investment policy is focused on the preservation of capital and supporting our liquidity needs. Under the policy, we invest in highly rated securities, while limiting the amount of credit exposure to any one issuer other than the United States government. We do not invest in financial instruments for trading or speculative purposes, nor do we use leveraged financial instruments. We utilize external investment managers who adhere to the guidelines of our investment policy. A hypothetical 10% change in interest rates would not have a material impact on the value of our cash, cash equivalents, or available-for-sale investments.
As of March 31, 2023, we have $265.2 million aggregate principal amount of the 2024 Notes and 2028 Notes, and $250.0 million of the Term Loan outstanding. Subsequently, in May 2023, we voluntarily prepaid $25.0 million of principal on the Term Loan, reducing the outstanding principal to $225.0 million. The fair value of the 2024 Notes, 2028 Notes, and Term Loan is subject to interest rate risk, market risk, and other factors due to the conversion feature. The fair value of the 2024 Notes and 2028 Notes will generally increase as the Company's common stock price increases and will generally decrease as its common stock price declines. The interest and market value changes affect the fair value of the 2024 Notes and 2028 Notes but do not impact our financial position, cash flows, or results of operations, due to the fixed nature of the debt obligation. Additionally, we carry the 2024 Notes, 2028 Notes and Term Loan at face value, less unamortized discount, on our consolidated balance sheets, and we present the fair value for required disclosure purposes only.
Foreign Currency Exchange Risk
We have foreign currency risks related to our revenue and operating expenses denominated in currencies other than the United States dollar, primarily the British Pound and Euro, causing both our revenue and our operating results to be impacted by fluctuations in the exchange rates.
Gains or losses from the revaluation of certain cash balances, accounts receivable balances and intercompany balances that are denominated in these currencies impact our net income (loss). A hypothetical decrease in all foreign currencies against the United States dollar of 10% would not result in a material foreign currency loss on foreign-denominated balances as of March 31, 2023. As our foreign operations expand, our results may be more impacted by fluctuations in the exchange rates of the currencies in which we do business.
At this time, we do not, but we may in the future, enter into financial instruments to hedge our foreign currency exchange risk.

ITEM 8. CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm
To the Shareholders and the Board of Directors of
8x8, Inc.

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying consolidated balance sheets of 8x8, Inc. (the “Company”) as of March 31, 2023 and 2022, the related consolidated statements of operations, comprehensive loss, stockholders’ equity and cash flows for each of the three years in the period ended March 31, 2023, and the related notes and schedule (collectively referred to as the “consolidated financial statements”). We also have audited the Company’s internal control over financial reporting as of March 31, 2023, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of the Company as of March 31, 2023 and 2022, and the consolidated results of its operations and its cash flows for each of the three years in the period ended March 31, 2023, in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of March 31, 2023, based on criteria established in Internal Control - Integrated Framework (2013) issued by COSO.

Change in Accounting Principle

As discussed in Note 1 to the consolidated financial statements, the Company changed its method of accounting for debt with conversion and other options and derivatives and hedging as of April 1, 2022, due to the adoption of Accounting Standards Update No. 2020-06.

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

Critical Audit Matters

Critical audit matters are matters arising from the current period audit of the consolidated financial statements that were communicated or required to be communicated to the audit committee and that (1) relate to accounts or disclosures that are material to the consolidated financial statements and (2) involved our especially challenging, subjective, or complex judgments. We determined that there are no critical audit matters.

/s/ Moss Adams LLP

Campbell, California
May 24, 2023

We have served as the Company’s auditor since 2008.

8X8, INC.
CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share amounts)

	As of March 31,
	2023	2022
ASSETS
Current assets:
Cash and cash equivalents	$111,400	$91,205
Restricted cash, current	511	8,691
Short-term investments	26,228	44,845
Accounts receivable, net	62,307	57,400
Deferred sales commission costs, current	38,048	35,482
Other current assets	34,630	37,999
Total current assets	273,124	275,622
Property and equipment, net	57,871	79,016
Operating lease, right-of-use assets	52,444	63,415
Intangible assets, net	107,112	128,213
Goodwill	266,863	266,867
Restricted cash, non-current	818	818
Long-term investments	—	2,671
Deferred sales commission costs, non-current	67,644	75,668
Other assets, non-current	15,934	17,978
Total assets	$841,810	$910,268

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$46,802	$49,721
Accrued compensation	29,614	36,319
Accrued taxes	29,570	32,573
Operating lease liabilities, current	11,504	15,485
Deferred revenue, current	34,909	34,262
Convertible senior notes, current	62,932	—
Other accrued liabilities	14,556	23,167
Total current liabilities	229,887	191,527
Operating lease liabilities, non-current	65,623	74,518
Deferred revenue, non-current	10,615	11,430
Convertible senior notes, non-current	196,821	447,452
Term loan	231,993	—
Other liabilities, non-current	6,965	2,975
Total liabilities	741,904	727,902
Commitments and contingencies (Note 6)
Stockholders' equity:
Preferred stock: $0.001 par value, 5,000,000 shares authorized, none issued and outstanding at both March 31, 2023 and 2022	—	—
Common stock: $0.001 par value, 300,000,000 and 200,000,000 shares authorized, 114,659,255 shares and 117,862,807 shares issued and outstanding at March 31, 2023 and 2022, respectively	115	118
Additional paid-in capital	905,635	956,599
Accumulated other comprehensive loss	(12,927)	(7,913)
Accumulated deficit	(792,917)	(766,438)
Total stockholders' equity	99,906	182,366
Total liabilities and stockholders' equity	$841,810	$910,268
The accompanying notes are an integral part of these consolidated financial statements.

8X8, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share amounts)

	For the years ended March 31,
	2023	2022	2021
Service revenue	$710,044	$602,357	$495,985
Other revenue	33,894	35,773	36,359
Total revenue	743,938	638,130	532,344
Operating costs and expenses:
Cost of service revenue	198,871	195,909	180,082
Cost of other revenue	42,604	51,649	50,068
Research and development	146,220	112,387	92,034
Sales and marketing	311,883	314,223	256,231
General and administrative	110,652	118,103	100,078
Total operating costs and expenses	810,230	792,271	678,493
Loss from operations	(66,292)	(154,141)	(146,149)
Other expense, net	(4,044)	(21,629)	(18,593)
Loss before provision for income taxes	(70,336)	(175,770)	(164,742)
Provision for (benefit from) income taxes	2,807	(387)	843
Net loss	$(73,143)	$(175,383)	$(165,585)

Net loss per share:
Basic and diluted	$(0.63)	$(1.55)	$(1.57)
Weighted average number of shares:
Basic and diluted	115,959	113,354	105,700
OTHER EXPENSE, NET DETAILS
(in thousands)

	For the years ended March 31,
	2023	2022	2021
Interest expense	$(23,020)	$(2,271)	$(1,813)
Amortization of debt discount and issuance costs	(4,254)	(20,404)	(16,898)
Gain on debt extinguishment	18,545	—	—
Gain (loss) on sale of assets	1,821	(68)	(36)
Other income, net	2,864	1,114	154
Other expense, net	$(4,044)	$(21,629)	$(18,593)
The accompanying notes are an integral part of these consolidated financial statements.

8X8, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(in thousands)

	For the years ended March 31,
	2023	2022	2021
Net loss	$(73,143)	$(175,383)	$(165,585)
Other comprehensive income (loss), net of tax
Unrealized gain (loss) on investments in securities	(184)	(571)	247
Foreign currency translation adjustment	(4,830)	(3,149)	7,736
Comprehensive loss	$(78,157)	$(179,103)	$(157,602)
The accompanying notes are an integral part of these consolidated financial statements.

8X8, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(in thousands, except shares)

	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total
	Shares	Amount
Balance at March 31, 2020	103,178,621	$103	$625,474	$(12,176)	$(422,670)	$190,731
Adjustment to opening balance for change in accounting principle	—	—	—	—	(2,800)	(2,800)
Issuance of common stock under stock plans, less withholding	6,067,672	6	13,263	—	—	13,269
Stock-based compensation expense	—	—	108,417	—	—	108,417
Forfeiture of common stock related to Wavecell acquisition	(111,554)	—	8,489	—	—	8,489
Unrealized investment gain	—	—	—	247	—	247
Foreign currency translation adjustment	—	—	—	7,736	—	7,736
Net loss	—	—	—	—	(165,585)	(165,585)
Balance at March 31, 2021	109,134,739	109	755,643	(4,193)	(591,055)	160,504
Issuance of common stock under stock plans, less withholding	6,969,809	7	15,915	—	—	15,922
Stock-based compensation expense	—	—	132,736	—	—	132,736
Stock-based compensation expense related to Fuze acquisition	53,498	—	828	—	—	828
Forfeiture of common stock related to Wavecell acquisition	(25,536)	—	—	—	—	—
Issuance of common stock related to Fuze acquisition	4,070,355	4	80,852	—	—	80,856
Share Repurchase	(2,340,058)	(2)	(44,974)			(44,976)
Equity component of convertible senior notes, net of issuance cost	—	—	15,599	—	—	15,599
Unrealized investment loss	—	—	—	(571)	—	(571)
Foreign currency translation adjustment	—	—	—	(3,149)		(3,149)
Net loss	—	—	—	—	(175,383)	(175,383)
Balance at March 31, 2022	117,862,807	118	956,599	(7,913)	(766,438)	182,366
Adjustment related to adoption of ASU 2020-06	—	—	(92,832)	—	46,672	(46,160)
Issuance of common stock under stock plans, less withholding	6,498,922	7	4,678	—	—	4,685
Stock-based compensation expense	—	—	92,065	—	—	92,065
Forfeiture of common stock related to Wavecell acquisition	(22,311)	—	—	—	—	—
Repurchase of capped calls	—	—	244	—	—	244
Share repurchases	(10,695,187)	(11)	(60,203)	—	—	(60,214)
Shares issued for debt issuance	1,015,024	1	5,084	—	—	5,085
Dissolution of investment in foreign subsidiary	—	—	—	—	(8)	(8)
Unrealized investment loss	—	—	—	(184)	—	(184)
Foreign currency translation adjustment	—	—	—	(4,830)	—	(4,830)
Net loss	—	—	—	—	(73,143)	(73,143)
Balance at March 31, 2023	114,659,255	$115	$905,635	$(12,927)	$(792,917)	$99,906

The accompanying notes are an integral part of these consolidated financial statements.

8X8, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	For the years ended March 31,
	2023	2022	2021
Cash flows from operating activities:
Net loss	$(73,143)	$(175,383)	$(165,585)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	10,464	11,374	11,297
Amortization of intangible assets	21,078	8,317	6,886
Amortization of capitalized internal-use software costs	20,739	28,863	26,934
Impairment of capitalized software	3,729
Amortization of debt discount and issuance costs	4,254	20,404	16,898
Amortization of deferred sales commission costs	38,195	34,701	27,817
Allowance for credit losses	1,892	1,974	4,471
Operating lease expense, net of accretion	12,030	13,482	15,210
Stock-based compensation expense	89,536	133,331	107,638
Gain on debt extinguishment	(18,545)	—	—
Gain on remeasurement of warrants	(417)	—	—
Impairment of right-of-use assets	2,651	—	—
Gain on sale of assets	(1,821)	—	—
Other	101	3,726	1,521
Changes in assets and liabilities:
Accounts receivable	(8,450)	6,867	(14,869)
Deferred sales commission costs	(31,086)	(44,224)	(52,960)
Other current and non-current assets	2,150	(4,022)	(3,963)
Accounts payable and accruals	(24,403)	(8,740)	(10,033)
Deferred revenue	(168)	4,010	14,672
Net cash provided by (used in) operating activities	48,786	34,680	(14,066)

Cash flows from investing activities:
Purchases of property and equipment	(2,991)	(4,137)	(6,430)
Proceeds from sale of intangible assets	1,000	—
Capitalized internal-use software costs	(11,896)	(20,370)	(28,816)
Purchases of investments	(53,308)	(83,383)	(52,172)
Sales of investments	8,296	13,299	1,018
Proceeds from maturities of investments	66,199	60,023	60,479
Acquisition of businesses, net of cash acquired	(1,250)	(125,410)	(10,400)
Net cash provided by (used in) investing activities	6,050	(159,978)	(36,321)

Cash flows from financing activities:
Finance lease payments	—	(15)	(78)
Tax-related withholding of common stock	—	(310)	(69)
Proceeds from issuance of common stock under employee stock plans	4,679	16,107	13,339
Repurchase of capped calls	244	—	—
Repurchase of common stock	(60,214)	(44,976)	—
Repayment of convertible senior notes	(217,299)	—	—
Proceeds from issuance of convertible notes	—	134,619	—
Net proceeds from term loan	234,806	—	—
Net cash (used in) provided by financing activities	(37,784)	105,425	13,192

Effect of exchange rate changes on cash	(5,037)	(585)	1,956
Net decrease in cash, cash equivalents and restricted cash	12,015	(20,458)	(35,239)
Cash, cash equivalents and restricted cash, beginning of year	100,714	121,172	156,411
Cash, cash equivalents and restricted cash, end of year	$112,729	$100,714	$121,172

Supplemental and non-cash disclosures:

	For the years ended March 31,
	2023	2022	2021
Right-of-use assets obtained in exchange for new and modified operating lease liabilities	$—	$—	$—
Right-of-use assets acquired in connection with Fuze acquisition	$—	$7,261	$—
Shares consideration in connection with Fuze acquisition	$—	$80,856	$—
Payables for fixed assets	$38	$88	$—
Issuance of 2028 convertible senior notes in exchange of 2024 convertible senior notes	$201,914	$—	$—
Warrants issued in connection with term loan	$5,915	$—	$—
Shares issued in connection with term loan and convertible senior notes	$5,084	$—	$—
Interest paid	$22,162	$2,156	$1,813
Income taxes paid	$1,530	$1,320	$555
Reconciliation of cash, cash equivalents and restricted cash to the consolidated balance sheets:

	As of March 31,
	2023	2022	2021
Cash and cash equivalents	$111,400	$91,205	$112,531
Restricted cash, current	511	8,691	8,179
Restricted cash, non-current	818	818	462
Total cash, cash equivalents and restricted cash	$112,729	$100,714	$121,172
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
The Company is a leading software-as-a-service provider of contact center, voice, video, chat, and enterprise-class API solutions powered by one global cloud communications platform. 8x8 empowers workforces worldwide by connecting individuals and teams so they can collaborate faster and work smarter from anywhere. 8x8 provides real-time business analytics and intelligence, giving its customers unique insights across all interactions and channels on its platform, so they can support a distributed and hybrid working model while delighting their end-customers and accelerating their business. A majority of all revenue is generated from communication services subscriptions and platform usage. The Company also generates revenue from sales of hardware and professional services, which are complementary to the delivery of its integrated technology platform.
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
ACQUISITIONS
In January 2022, the Company completed the acquisition of all equity interests in Fuze, Inc. ("Fuze"), a provider of cloud-based, unified communications and contact center services. The acquisition is expected to accelerate 8x8 XCaaS™ (eXperience Communications as a Service™) innovation and expand 8x8’s enterprise customer base and global presence.
See Note 12, Acquisitions, in the Notes to Consolidated Financial Statements for further discussion.
USE OF ESTIMATES
The preparation of the consolidated financial statements in conformity with United States generally accepted accounting principles generally ("U.S. GAAP") requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities and equity, disclosure of contingent assets and liabilities at the date of the consolidated financial statements, and the reported amounts of revenue and expenses during the reporting period. On an ongoing basis, the Company evaluates its estimates, including, but not limited to, those related to current expected credit losses, returns reserve for expected cancellations, fair value of and/or potential impairment of goodwill and intangible assets, capitalized internal-use software costs, benefit period for deferred commissions, stock-based compensation, incremental borrowing rate used to calculate operating lease liabilities, income and sales tax liabilities, convertible senior notes fair value, litigation, and other contingencies. The Company bases its estimates on known facts and circumstances, historical experience, and various other assumptions. Actual results could differ from those estimates under different assumptions or conditions.
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
Deferred Revenue
Deferred revenue represents billings or payments received in advance of revenue recognition and are recognized upon transfer of control. Balances consist primarily of annual plan subscription services and professional and training services not yet provided as of the balance sheet date. Revenue that will be recognized during the twelve-month period in which the Company is providing services are recorded as deferred revenue, current in the consolidated balance sheets, with the remainder recorded as other liabilities, non-current in the Company's consolidated balance sheets.
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
ALLOWANCE FOR CREDIT LOSSES
The Company accounts for allowance for credit losses under the current expected credit loss (“CECL”) impairment model for its financial assets, including accounts receivable, and presents the net amount of the financial instrument expected to be collected. The CECL impairment model requires an estimate of expected credit losses, measured over the contractual life of an instrument, which considers forecasts of future economic conditions in addition to information about past events and current conditions. Based on this model, the Company estimates the amount of uncollectible accounts receivable at the end of each reporting period based on the aging of the receivable balance, current and historical customer trends, communications with its customers, and macro-economic conditions. Amounts are written off after considerable collection efforts have been made and the amounts are determined to be uncollectible.
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
The Company’s leases have remaining terms of one to eight years. Some of the leases include a Company option to extend the lease term for less than 12 months to five years, or more, which if reasonably certain to be exercised, the Company includes in the determination of lease payments. The lease agreements do not contain any material residual value guarantees or material restrictive covenants.

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
Construction in progress primarily relates to costs to acquire or internally develop internal-use software not fully completed as of March 31, 2023 and 2022.
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
Capitalized internal-use software development costs are included in property and equipment. Once the project has been completed, these costs are amortized to cost of service revenue on a straight-line basis over the estimated useful life of the related asset, generally estimated to be between three and four years. Costs incurred prior to meeting these criteria together with costs incurred for training and maintenance are expensed as incurred and recorded in research and development expense. The Company tests capitalized internal-use software development costs for impairment on an annual basis, or as events occur or circumstances change that could impact the recoverability of the capitalized costs.
ACCOUNTING FOR LONG-LIVED ASSETS
The Company reviews the recoverability of its long-lived assets, such as property and equipment, right-of-use assets, definite lived intangibles, or capitalized internal-use software costs, when events or changes in circumstances occur that indicate that the carrying value of the asset or asset group may not be recoverable. Examples of such events could include the disposal of a significant portion of such asset, an adverse change in the market involving the business employing the related asset, or a significant change in the operation or use of an asset. The assessment of possible impairment is based on the Company's ability to recover the carrying value of the asset or asset group from the expected future cash flows (undiscounted and without interest charges) of the related operations. If these cash flows are less than the carrying value of such asset or asset group, an impairment loss is recognized for the difference between estimated fair value and carrying value. The measurement of impairment requires management to estimate the fair value of long-lived assets and asset groups through future cash flows.
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
CONVERTIBLE SENIOR NOTES

In accounting for the issuance of the 0.50% Convertible Senior Notes due 2024 and the 4% Convertible Senior Notes due 2028 (collectively, the "Notes"), the Company recorded the Notes as liabilities, as the conversion features do not require bifurcation and recognition as embedded derivatives.

The excess of the principal amount of the liability over its carrying amount (“debt discount”) is amortized to interest expense over the term of the Notes.

The Company recorded the issuance costs as a reduction to the liability portion of the Notes, which are amortized as interest expense over the term of the Notes.

WARRANT LIABILITIES

Warrants to purchase shares of the Company's common stock are classified as a liability on the consolidated balance sheets and held at fair value, as the warrants contain certain terms that could result in cash settlement as a result of events outside of the Company’s control. The warrants are subject to remeasurement to fair value at each balance sheet date, and any change in fair value is recognized in the consolidated statements of operations. The Company will continue to adjust the liability for changes in fair value until the earlier of the exercise or expiration of the warrants.
RESEARCH AND DEVELOPMENT EXPENSES
Research and development expenses consist primarily of personnel and related costs, third-party development and related work, software and equipment costs necessary for us to conduct our product and platform development and engineering efforts, and allocated information technology ("IT") and facilities costs. Research and development costs are expensed as incurred.
ADVERTISING COSTS
Advertising costs are expensed as incurred and were $1.5 million, $3.4 million, and $9.0 million for the years ended March 31, 2023, 2022, and 2021, respectively.
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
CONCENTRATIONS
Financial instruments that potentially subject the Company to significant concentrations of credit risk consist principally of cash and cash equivalents, investments, and trade accounts receivable. The Company has cash equivalents and investment policies that limit the amount of credit exposure to any one financial institution and restrict placement of these funds to financial institutions evaluated as highly credit-worthy. Although the Company deposits its cash with multiple financial institutions, its deposits may exceed federally insured limits. The Company has not experienced any material losses relating to its investments.
The Company sells its products to customers and distributors. The Company performs credit evaluations of its customers' financial condition and generally does not require collateral from its customers. As of March 31, 2023 and 2022, no customer accounted for more than 10% of accounts receivable. For the years ended March 31, 2023, 2022, and 2021, no customer accounted for more than 10% of revenue.
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
The estimated fair value of financial instruments is determined by the Company using available market information and valuation methodologies considered to be appropriate. The carrying amounts of the Company's cash and cash equivalents, accounts receivable, and accounts payable approximate their fair values due to their short maturities. The Company's investments are recorded at fair value and the Notes and the Term Loan (as defined in Note 7, Convertible Senior Notes, Term loan and Capped Calls) are recorded at net carrying value.
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
The Company estimates the fair value of the rights to acquire stock under its 1996 Employee Stock Purchase Plan (the “ESPP”) using the Black-Scholes option pricing formula. The ESPP provides for consecutive six-month offering periods with a one-year look-back period and the Company uses its own historical volatility data in the valuation of shares that are purchased under the ESPP.
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
RECENTLY ADOPTED ACCOUNTING PRONOUNCEMENTS
In March 2020, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2020-04, Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting ("ASU 2020-04"), and in January 2021, the FASB issued ASU No. 2021-01, Reference Rate Reform (Topic 848), which refines the scope of Topic 848 and clarifies some of its guidance. Effective April 1, 2022, the Company adopted ASU 2020-04 on a prospective basis. The impact of the adoption was immaterial to the Company's consolidated financial statements.
In August 2020, the FASB issued 2020-06, Debt—Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging—Contracts in Entity’s Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity. Effective April 1, 2022, the Company adopted ASU 2020-06 using a modified retrospective approach. Adoption of the new standard resulted in a decrease to accumulated deficit of $46.7 million, a decrease to additional paid-in capital of $92.8 million, and an increase to convertible senior notes, net of $46.2 million.
RECENT ACCOUNTING PRONOUNCEMENTS NOT YET ADOPTED
Other recent accounting pronouncements that may be applicable to the Company are not expected to have a material impact on its present or future financial statements.
2. REVENUE RECOGNITION
Disaggregation of Revenue
The Company disaggregates its revenue by geographic region. See Note 11, Geographical Information.
Contract Balances
The following table provides amounts of receivables, contract assets, and deferred revenue from contracts with customers:

	March 31, 2023	March 31, 2022
Accounts receivable, net	$62,307	$57,400
Contract assets, current	11,581	10,514
Contract assets, non-current	11,141	15,171
Deferred revenue, current	34,909	34,262
Deferred revenue, non-current	10,615	11,430
Contract assets, current, contract assets, non-current, and deferred revenue, non-current are recorded on the Consolidated Balance Sheets in Other current assets, Other assets, and Other liabilities, non-current, respectively.
The change in contract assets was primarily driven by the recognition of revenue that has not yet been billed. The increase in deferred revenue was due to billings made in advance of performance obligations being satisfied. During the year ended March 31, 2023, the Company recognized revenue of approximately $33.7 million that were included in deferred revenue at the beginning of the fiscal year.
Remaining Performance Obligations
The Company's subscription terms typically range from one to five years. Contract revenue from the remaining performance obligations that had not yet been recognized as of March 31, 2023 was approximately $775.0 million. This amount excludes contracts with an original expected length of less than one year. The Company expects to recognize revenue on approximately 85% of the remaining performance obligations over the next 24 months and approximately 15% over the remainder of the subscription period. For purposes of this disclosure, the Company excludes contracts with an original expected length of less than one year.
Deferred Sales Commission Costs
Amortization of deferred sales commission costs for the years ended March 31, 2023, 2022, and 2021 was $38.2 million, $34.7 million, and $27.8 million, respectively. There were no material write-offs during the years ended March 31, 2023, 2022, and 2021.

3. FAIR VALUE MEASUREMENTS
Cash, cash equivalents, and available-for-sale investments were as follows:

As of March 31, 2023	Amortized Costs	Gross Unrealized Gain	Gross Unrealized Loss	Estimated Fair Value	Cash and Cash Equivalents	Restricted Cash (Current & Non-current)	Short-Term Investments	Long-Term Investments
Cash	$95,828	$—	$—	$95,828	$95,828	$—	$—	$—
Level 1:
Money market funds	8,935	—	—	8,935	8,935	—	—	—
Treasury securities	1,599	4	(1)	1,602	—	—	1,602	—
Subtotal	106,362	4	(1)	106,365	104,763	—	1,602	—
Level 2:
Certificates of deposit	1,329	—	—	1,329	—	1,329	—	—
Commercial paper	8,610	—	(2)	8,608	6,637	—	1,971	—
Corporate debt	22,625	55	(25)	22,655	—	—	22,655	—
Subtotal	32,564	55	(27)	32,592	6,637	1,329	24,626	—
Total assets	$138,926	$59	$(28)	$138,957	$111,400	$1,329	$26,228	$—

As of March 31, 2022	Amortized Costs	Gross Unrealized Gain	Gross Unrealized Loss	Estimated Fair Value	Cash and Cash Equivalents	Restricted Cash (Current & Non-current)	Short-Term Investments	Long-Term Investments
Cash	$70,095	$—	$—	$70,095	$70,095	$—	$—	$—
Level 1:
Money market funds	12,865	—	—	12,865	12,865	—	—	—
Treasury securities	4,573		(7)	4,566	—	—	4,566	—
Subtotal	87,533	—	(7)	87,526	82,960	—	4,566	—
Level 2:
Certificates of deposit	9,509	—	—	9,509	—	9,509	—	—
Commercial paper	23,950	—	(34)	23,916	7,445	—	16,471	—
Corporate debt	27,442	—	(163)	27,279	800	—	23,808	2,671
Subtotal	60,901	—	(197)	60,704	8,245	9,509	40,279	2,671
Total assets	$148,434	$—	$(204)	$148,230	$91,205	$9,509	$44,845	$2,671
Certificates of deposit represents the Company's letter of credits securing leases for office facilities, the balance of which is included in Restricted cash, current and Restricted cash, non-current on the Company's Consolidated Balance Sheet.
The Company considers its investments available to support its current operations and has classified investments in debt securities as available-for-sale securities. The Company does not intend to sell any of its investments that are in unrealized loss positions and, as of March 31, 2023, has determined that it is not more likely than not that it will be required to sell any of these investments before recovery of the entire amortized cost basis.
The Company regularly reviews the changes to the rating of its securities at the individual security level by rating agencies and reasonably monitors the surrounding economic conditions to assess the risk of expected credit losses. As of March 31, 2023, the Company did not record any allowance for credit losses on its investments.

The following table presents additional information about valuation techniques and inputs used for the Warrants (see Note 7, Convertible Senior Notes, Term Loan and Capped Calls) that are measured at fair value and categorized within Level 3 as of March 31, 2023 (fair value amounts in thousands):

	Fair Value	Valuation Technique	Unobservable Inputs	Inputs value
Warrants	$5,497	Black-Scholes option-pricing model	Stock volatility	67.2%
			Risk-free rate	3.6%
			Expected term	4.4
As of March 31, 2023 and March 31, 2022, the estimated fair value of the 2024 Notes was $57.3 million and $470.5 million, respectively. As of March 31, 2023, the estimated fair value of the 2028 Notes (refer to Note 7, Convertible Senior Notes, Term Loan and Capped Calls) was $183.0 million. The fair value of the 2024 Notes and 2028 Notes was determined based on the closing price for the 2024 Notes and 2028 Notes, respectively, on the last trading day of the reporting period and is considered to be Level 2 in the fair value hierarchy due to limited trading activity of the 2024 Notes and 2028 Notes. As of March 31, 2023, the estimated fair value of the Term Loan was $226.4 million. The fair value of the Term Loan was estimated based on the quoted market prices for the same issues or on the current rates offered for debt of similar remaining maturities.
4. INTANGIBLE ASSETS AND GOODWILL
The carrying value of intangible assets consisted of the following:

	March 31, 2023			March 31, 2022
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Technology	$46,461	$(28,361)	$18,100	$46,727	$(19,852)	$26,875
Customer relationships	105,836	(16,824)	89,012	105,827	(4,889)	100,938
Trade names and domains	584	(584)	—	583	(183)	400
Total acquired identifiable intangible assets	$152,881	$(45,769)	$107,112	$153,137	$(24,924)	$128,213
As of March 31, 2023, the weighted average remaining useful life for technology and customer relationships was 2.3 years and 7.7 years, respectively, and trade names and domains are fully amortized.
Amortization expense for related intangible assets was $21.1 million, $8.3 million, and $6.9 million for the years ended March 31, 2023, 2022, and 2021, respectively.
During the year ended March 31, 2022, the Company wrote off approximately $13.2 million of fully amortized intangible assets and the corresponding accumulated amortization. There were no write-offs during the year ended March 31, 2023. In November 2022, the Company sold certain intangible assets with net book value of less than $0.3 million for $1.8 million. The gain of approximately $1.8 million was recorded as Other income in the Statement of Operations and includes $0.3 million to be received as future services.
At March 31, 2023, annual amortization of intangible assets, based upon existing intangible assets and current useful lives, is estimated to be the following:

Amount
2024	$20,395
2025	19,095
2026	13,895
2027	11,757
2028 and thereafter	41,970
Total	$107,112

The following table provides a summary of the changes in the carrying amounts of goodwill:

Total
Balance at March 31, 2021	$131,520
Additions due to acquisitions	136,117
Foreign currency translation	(770)
Balance at March 31, 2022	266,867
Foreign currency translation	(4)
Balance at March 31, 2023	$266,863
The Company conducted its annual impairment tests of goodwill in the fourth quarter of fiscal 2023, 2022, and 2021, and determined that no adjustment to the carrying value of goodwill was required.
5. LEASES
The components of lease expense were as follows:

	For the years ended March 31,
	2023	2022	2021
Operating lease expense	$12,030	$13,482	$15,210
Variable lease expense	$6,378	$3,837	$2,462
Cash outflows from operating leases	$18,985	$17,310	$9,878
Short-term lease expense was immaterial during the years ended March 31, 2023 and 2022. The Company continues to evaluate its lease for potential impairments. During fiscal 2023, certain leases were impaired. As a result, $2.7 million of right of use assets were written off.
The following table presents supplemental lease information:

	March 31, 2023	March 31, 2022
Weighted average remaining lease term	7.0 years	7.4 years
Weighted average discount rate	4.1%	4.0%
The following table presents maturity of lease liabilities under the Company's non-cancellable operating leases as of March 31, 2023:

2024	$14,277
2025	13,126
2026	12,026
2027	10,712
2028	10,002
Thereafter	28,659
Total lease payments	88,802
Less: imputed interest	(11,675)
Present value of lease liabilities	$77,127
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
The Company believes it has recorded adequate provisions for any such lawsuits and claims and proceedings as of March 31, 2023. The Company believes that damage amounts claimed in these matters are not meaningful indicators of potential liability. Some of the matters pending against the Company involve potential compensatory, punitive, or treble damage claims or sanctions, that, if granted, could require the Company to pay damages or make other expenditures in amounts that could have a material adverse effect on its Consolidated Financial Statements. Given the inherent uncertainties of litigation, the ultimate outcome of the ongoing matters described herein cannot be predicted, and the Company believes it has valid defenses with respect to the legal matters pending against it. Nevertheless, the Consolidated Financial Statements could be materially adversely affected in a particular period by the resolution of one or more of these contingencies.
Operating Leases
The Company's lease obligations consist of the Company's principal facility and various leased facilities under operating lease agreements. See Note 5, Leases, for more information on the Company's leases and the future minimum lease payments.
Purchase Obligations
The Company's purchase obligations include contracts with third-party customer support vendors and third-party network service providers. These contracts include minimum monthly commitments and the requirements to maintain the service level for several months. The total contractual minimum commitments were approximately $70.0 million as of March 31, 2023.
State and Local Taxes and Surcharges
From time to time, the Company has received inquiries from a number of state and local taxing agencies with respect to the remittance of sales, use, telecommunications, excise, and income taxes. Several jurisdictions currently are conducting tax audits of the Company's records. The Company collects and/or accrues for all taxes and surcharges that it believes are required. The amounts that have been remitted have historically been within the accruals established by the Company. The Company adjusts its accrual when facts relating to specific exposures warrant such adjustment. During the second quarter of fiscal 2019, the Company conducted a periodic review of the taxability of its services and determined that certain services may be subject to sales, use, telecommunications or other similar indirect taxes in certain jurisdictions. A similar review was performed on the taxability of services provided by Fuze and it was determined that certain services may be subject to sales, use, telecommunications or other similar indirect taxes in certain jurisdictions. Accordingly, the Company recorded contingent indirect tax liabilities. As of March 31, 2023 and 2022, the Company had accrued contingent indirect tax liabilities of $13.5 million and $17.2 million, respectively.
7. CONVERTIBLE SENIOR NOTES, TERM LOAN AND CAPPED CALLS
2024 Notes
In February 2019, the Company issued $287.5 million aggregate principal amount of 0.50% convertible senior notes due 2024 (the "Initial 2024 Notes") in a private placement, including the exercise in full of the initial purchasers' option to purchase additional notes. The total net proceeds from the debt offering, after deducting initial purchase discounts, debt issuance costs, and costs of the capped call transactions described below, were approximately $245.8 million.
In November 2019, the Company issued an additional $75.0 million aggregate principal amount of 0.50% convertible senior notes due 2024 (the "First Additional 2024 Notes") in a registered offering under the same indenture as the Initial 2024 Notes. The total net proceeds from the First Additional 2024 Notes, after deducting underwriting discounts, debt issuance costs, and costs of the capped call transactions described below, were approximately $64.6 million.

In December 2021, the Company issued an additional $137.5 million aggregate principal amount of its currently outstanding 0.50% convertible senior notes due 2024 (the "Second Additional 2024 Notes", and together with the Initial 2024 Notes and the First Additional 2024 Notes, the "2024 Notes") in a private placement under the same indenture as the Initial 2024 Notes and the First Additional 2024 Notes. The total net proceeds from the Second Additional 2024 Notes, after deducting initial purchase discounts and debt issuance costs, were approximately $134.3 million. The Company did not enter into any capped calls in connection with this transaction. Both the First Additional 2024 Notes and Second Additional 2024 Notes constitute a further issuance of, and form a single series with, the Initial 2024 Notes. Immediately after giving effect to the issuance of the Second Additional 2024 Notes, the Company had $500.0 million aggregate principal amount of convertible senior notes. For details on the net carrying amount and fair value of the liability component of the 2024 Notes, as well as the interest expense recognized related to the 2024 Notes, see the section entitled “Exchange Transaction and 2028 Notes” below.
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
2.During the five business day period immediately after any ten consecutive trading day period (the measurement period), if the trading price per $1,000 principal amount of the 2024 Notes for each trading day of the measurement period was less than 98% of the product of the last reported sale price of the common stock on each such trading day and the conversion rate on each such trading day;
3.If the Company calls any or all of the Notes for redemption, at any time prior to the close of business on the scheduled trading day immediately preceding the redemption date; or
4.Upon the occurrence of specified corporate events (as set forth in the indenture governing the 2024 Notes).
On or after October 1, 2023, until the close of business on the second scheduled trading day immediately preceding the maturity date, holders may convert all or any portion of their 2024 Notes, regardless of the foregoing circumstances. Upon conversion, the Company will satisfy its conversion obligation by paying or delivering, as the case may be, cash, shares of common stock, or a combination of cash and shares of common stock, at the Company's election. The Company’s current intent is to settle the principal amount of the 2024 Notes in cash upon conversion. During the year ended March 31, 2023, the conditions allowing holders of the 2024 Notes to convert were not met.
Under the terms of the 2024 Notes, the Company could not redeem the 2024 Notes prior to February 4, 2022. On or after February 4, 2022, the Company may redeem for cash all or part of the 2024 Notes at the redemption price equal to 100% of the principal amount thereof, plus accrued and unpaid interest, if the last reported sale price of the common stock has been at least 130% of the conversion price then in effect for at least 20 trading days (whether or not consecutive) during any 30 consecutive trading day period (including the last trading day of such period) ending on, and including, the trading day immediately preceding the date on which the Company provides a redemption notice. If a fundamental change (as defined in the indenture governing the notes) occurs at any time, holders of 2024 Notes may require the Company to repurchase for cash all or any portion of their 2024 Notes at a repurchase price equal to 100% of the principal amount of the 2024 Notes to be repurchased, plus accrued and unpaid interest, but excluding, the fundamental change repurchase date.
The 2024 Notes are senior unsecured obligations and will rank senior in right of payment to any of the Company’s indebtedness that is expressly subordinated in right of payment to the 2024 Notes; equal in right of payment with the Company’s existing and future liabilities that are not so subordinated; effectively junior in right of payment to any of the Company’s secured indebtedness to the extent of the value of the assets securing such indebtedness; and structurally junior to all indebtedness and other liabilities (including trade payables) of current or future subsidiaries of the Company.
Prior to April 1, 2022, the Company accounted for the 2024 Notes as separate liability and equity components. On issuance, the carrying amount of the equity components was recorded as a debt discount and subsequently amortized to interest expense. Effective April 1, 2022, the Company adopted ASU 2020-06 using a modified retrospective approach. As a result, the 2024 Notes are accounted for as a single liability measured at its amortized cost, as no other embedded features require bifurcation and recognition as derivatives. Adoption of the new standard resulted in a decrease to accumulated deficit of $46.7 million, a decrease to additional paid-in capital of $92.8 million and an increase to convertible senior notes, net of $46.2 million. The 2024 Notes have no original issuance discounts. Unamortized debt discount and issuance costs will be amortized over the remaining life of the 2024 Notes, which is approximately nine months.
Capped Calls
In connection with the pricing of the Initial 2024 Notes and the First Additional 2024 Notes, the Company entered into privately negotiated capped call transactions (the "Capped Calls") with certain counterparties. The Capped Calls each have an initial strike price of approximately $25.68 per share, subject to certain adjustments, which correspond to the initial conversion price of the Initial 2024 Notes and the First Additional 2024 Notes. The Capped Calls have initial cap prices of $39.50 per share, subject to certain adjustments. The Capped Calls cover, subject to anti-dilution adjustments, approximately 14.1 million shares of the Company’s common stock. In February 2023, the Company unwound the Capped Calls and received $0.2 million in cash, which was recorded as Additional Paid in Capital.
Term Loan and Warrants
On August 10, 2022, the Company borrowed $250.0 million in a senior secured term loan facility (the “Term Loan”) under a term loan credit agreement (the “Credit Agreement”) entered into on August 3, 2022 with Wilmington Savings Fund Society, FSB, as administrative agent, and certain affiliates of Francisco Partners (“FP”), with aggregate debt issuance costs and discount of approximately $20.0 million, including $2.8 million paid in the form of shares of the Company's common stock. The Term Loan matures on August 3, 2027 and will initially bear interest at an annual rate equal to the term Standard Overnight Financing Rate ("Term SOFR") (which will be subject to a floor of 1.00% and a credit spread adjustment of 0.10%), plus a margin of 6.50%.
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
The Company used the proceeds from the issuance of the Term Loan to fund the cash portion of an exchange of the Company’s approximately $403.8 million principal amount of the 2024 Notes for cash plus approximately $201.9 million of the 2028 Notes (defined below), and the concurrent repurchase of approximately $60.0 million of the Company’s common stock with the counterparties to such exchange.
In connection with the Credit Agreement, the Company issued detachable warrants (the “Warrants”) to affiliates of FP to purchase an aggregate of 3.1 million shares of the Company’s common stock with a five-year term and an exercise price of $7.15 per share (subject to adjustment) that represents a 27.5% premium over the closing price per share of the Company’s common stock on August 3, 2022. The Warrants are classified as liabilities as the Warrants contain certain terms that could result in cash settlement as a result of events outside of the Company’s control. Accordingly, the Company recognizes the Warrants as liabilities at fair value initially and adjusts the Warrants to fair value at each reporting period. The fair value of the Warrants was $5.9 million upon issuance, and $5.5 million at March 31, 2023, and was recorded within Other liabilities, non-current on the condensed consolidated balance sheets with a corresponding debt discount recorded against the Term Loan. The subsequent changes in fair value were recorded through Other income (expense), net on the Company’s condensed consolidated statement of operations.
The debt discount and debt issuance costs are amortized to interest expense over the term of the Term Loan at an effective interest rate of 11.0%.
The following table presents the net carrying amount of the Term Loan:

March 31, 2023
Principal	$250,000
Unamortized debt discount and issuance costs	(18,007)
Net carrying amount	$231,993
Interest expense recognized related to the Term Loans was as follows:

Year Ended
March 31, 2023
Contractual interest expense	$17,816
Amortization of debt discount and issuance costs	2,012
Total interest expense	$19,828
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
The Company used the proceeds from the issuance of the 2028 Notes, together with approximately $181.8 million in cash consideration from borrowing of the Term Loan, in exchange for approximately $403.8 million aggregate principal amount of the Company’s outstanding 2024 Notes pursuant to privately negotiated agreements (the “Exchange Agreements”) with a limited number of existing holders of the 2024 Notes (the “Exchange Transaction”). In connection with the Exchange Transaction, the Company purchased an aggregate of approximately $60.0 million of the Company’s common stock in privately negotiated transactions from existing holders of the 2024 Notes who participated in the Exchange Transaction.
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
The Capped Calls were not modified or settled as part of the Exchange Transaction and continued to be classified in stockholders' equity as long as they continued to meet the conditions for equity classification. These were subsequently unwound in February 2023.
2028 Notes
As part of the Exchange Transaction, the Company issued $201.9 million aggregate principal amount of the 2028 Notes, with debt issuance costs of approximately $5.6 million, of which 50% was paid in the form of shares of the Company's common stock.
The 2028 Notes are senior obligations of the Company that accrue interest, payable semi-annually in arrears on February 1 and August 1 of each year, commencing on February 1, 2023. The 2028 Notes will mature on February 1, 2028, unless earlier converted, redeemed or repurchased. The initial conversion rate is 139.8064 shares of the Company’s common stock per $1,000 principal amount of the 2028 Notes (equivalent to an initial conversion price of approximately $7.15 per share), subject to customary adjustments. Upon conversion of the 2028 Notes, the Company may elect to satisfy the conversion obligation by cash, shares of the Company’s common stock or a combination of cash and shares of the Company’s stock.
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
The debt discount and debt issuance costs are amortized to interest expense over the term of the 2028 Notes at an effective interest rate of 4.7%.
The following table presents the net carrying amount of the 2028 Notes:

March 31, 2023
Principal	$201,914
Unamortized debt discount and issuance costs	(5,093)
Net carrying amount	$196,821
Interest expense recognized related to the 2028 Notes was as follows:

Year Ended March 31, 2023

Contractual interest expense	$4,027
Amortization of debt discount and issuance costs	548
Total interest expense	$4,575
Repayment of 2024 Notes
In addition to the Exchange Transaction, the Company completed three repurchases of the 2024 Notes during fiscal 2023 for a total of approximately $32.9 million in aggregate principal amount.
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
On February 23, 2023, the Company repurchased an aggregate principal amount of $5.0 million of the 2024 Notes through a privately negotiated transaction with one of the remaining 2024 Notes holders for an aggregate purchase price of $4.7 million in cash. The repurchase consideration was accounted for as a debt extinguishment, resulting in a $0.3 million gain.
The following table presents the net carrying amount and fair value of the liability component of the 2024 Notes:

	March 31, 2023	March 31, 2022
Principal	$63,295	$500,000
Unamortized debt discount(1) and issuance costs	(363)	(52,548)
Net carrying amount	$62,932	$447,452
(1) The debt discount as of March 31, 2022 represents the discount resulting from the allocation of the equity component (conversion option) from the liability component of the 2024 Notes, net of issuance premium, prior to the adoption of ASU 2020-06 on April 1, 2022. Upon the adoption of ASU 2020-06, the equity component was reversed. As a result, the March 31, 2023 debt discount represents only the issuance premium.

The debt discount and debt issuance costs are amortized to interest expense over the term of the 2024 Notes at an effective interest rate of 1.2%.
Interest expense recognized related to the 2024 Notes was as follows:

	Years Ended March 31,
	2023	2022	2021
Contractual interest expense	$1,177	$2,271	$1,813
Amortization of debt discount and issuance costs	1,694	20,404	16,898
Total interest expense	$2,871	$22,675	$18,711
8. STOCK-BASED COMPENSATION AND STOCKHOLDERS' EQUITY

2012 Equity Incentive Plan
In June 2012, the Company's board of directors approved the 2012 Equity Incentive Plan (the "2012 Plan"). The Company's stockholders subsequently adopted the 2012 Plan in July 2012, which became effective in August 2012. The Company reserved 4.1 million shares of the Company's common stock for issuance under this plan. In August 2014, 2016, 2018 and 2019, the 2012 Plan was amended to allow for an additional 6.8 million shares, 4.5 million shares, 16.3 million shares, and 12.0 million shares reserved for issuance, respectively. The 2012 Plan provided for granting incentive stock options to employees and non-statutory stock options to employees, directors or consultants, and granting of stock appreciation rights, restricted stock, restricted stock units and performance units, qualified performance-based awards, and stock grants. The stock option price of incentive stock options granted was not permitted to be less than the fair market value on the effective date of the grant. Other types of options and awards under the 2012 Plan could be granted at any price approved by the administrator. Options, restricted stock, and restricted stock units generally vest over three or four years and expire ten years after grant. The 2012 Plan expired in June 2022. As of March 31, 2023, there were no shares available for future grants under the 2012 Plan.
2013 New Employee Inducement Incentive Plan
In September 2013, the Company's board of directors approved the 2013 New Employee Inducement Incentive Plan (the "2013 Plan"). The Company reserved 1.0 million shares of the Company's common stock for issuance under this plan. In November 2014, the 2013 Plan was amended to allow for an additional 1.2 million shares reserved for issuance. In July 2015, the 2013 Plan was amended to allow for an additional 1.2 million shares reserved for issuance. In connection with its approval of the August 2016 amendments to the 2012 Plan, the Company's board of directors has approved the suspension of future grants under the 2013 Plan, which became effective immediately upon stockholder approval of the proposed 2012 Plan amendments in August 2016. In addition, the 2013 Plan was amended to reduce the number of shares reserved for issuance under the 2013 Plan to the number of shares that were then subject to outstanding awards under the 2013 Plan, leaving no shares available for future grant. The 2013 Plan provided for granting non-statutory stock options, stock appreciation rights, restricted stock, restricted stock and performance units, and stock grants solely to newly hired employees as a material inducement to accepting employment with the Company. Options were granted at market value on the grant date under the 2013 Plan, unless determined otherwise at the time of grant by the administrator. Grants generally vested over four years and expire ten years after grant.
2017 New Employee Inducement Incentive Plan
In October 2017, the Company's board of directors approved the 2017 New Employee Inducement Incentive Plan (the "2017 Plan"). The Company reserved 1.0 million shares of the Company's common stock for issuance under this plan. In January 2018, the 2017 Plan was amended to allow for an additional 1.5 million shares to be reserved for issuance. In December 2020, the 2017 Plan was further amended to allow for an additional 1.4 million shares to be reserved for issuance. In February 2022, the 2017 Plan was further amended to allow for an additional 1.5 million shares to be reserved for issuance. The 2017 Plan provides for granting non-statutory stock options, stock appreciation rights, restricted stock, and performance units and stock grants solely to newly hired employees as a material inducement to accepting employment with the Company. Options are granted at market value on the grant date under the 2017 Plan, unless determined otherwise at the time of grant by the administrator, which generally will be the compensation committee of the board of directors. Grants generally vest over three years and expire ten years after grant. As of March 31, 2023, 1.5 million shares remained available for future grants under the 2017 plan.
2022 Equity Incentive Plan
On May 26, 2022, the Company's board of directors approved the 2022 Equity Incentive Plan (the "2022 Plan"). The Company's stockholders subsequently approved the 2022 Plan on July 12, 2022. The Company reserved 8.0 million shares of the Company's common stock for issuance under the 2022 Plan plus the number of shares subject to awards that were outstanding under the 2012 Plan (as defined below) as of 12:01 a.m. Pacific Time on June 22, 2022 (the “Prior Plan Expiration Time”), to the extent that, after the Prior Plan Expiration Time, such shares would have recycled back to the 2012 Plan in connection with the awards’ expiration, termination, cancellation, forfeiture, or repurchase, and in each case, subject to adjustment upon certain changes in the Company’s capitalization. The 2022 Plan provides for the granting of incentive stock options to employees and non-statutory stock options to employees, directors or consultants, and granting of stock appreciation rights, restricted stock, restricted stock units and performance units, and stock grants. The stock option price of incentive stock options granted cannot be less than the fair market value on the effective date of the grant. Options, restricted stock, and restricted stock units generally vest over three or four years and expire ten years after the grant. As of March 31, 2023, 4.1 million shares remained available for future grants under the 2022 Plan.

Stock-Based Compensation
The following table presents stock-based compensation expense:

	Years Ended March 31,
	2023	2022	2021
Cost of service revenue	$9,236	$8,815	$8,811
Cost of other revenue	3,531	4,717	4,384
Research and development	29,581	32,655	31,641
Sales and marketing	24,921	47,202	33,869
General and administrative	22,267	39,942	28,933
Total	$89,536	$133,331	$107,638
Stock Options
The total intrinsic value of options exercised in the years ended March 31, 2023, 2022, and 2021, was $40,000, $15.3 million and $8.0 million, respectively.
As of March 31, 2023, there was no unrecognized compensation cost related to stock options.
The Company did not grant any stock options during fiscal years 2023, 2022, or 2021.
Stock Purchase Rights
There were no activities related to stock purchase rights during the years ended March 31, 2023, 2022, and 2021.
As of March 31, 2023, there was no unrecognized compensation cost related to stock purchase rights.
Restricted Stock Units
The following table presents the RSU activity during the years ended March 31, 2023, 2022, and 2021 (shares in thousands):

	Number of Shares	Weighted Average Grant Date Fair Value	Weighted Average Remaining Contractual Term (in Years)
Balance at March 31, 2020	8,112	$19.43	1.96
Granted	6,256	18.73
Vested and released	(4,579)	18.90
Forfeited	(1,143)	18.96
Balance at March 31, 2021	8,646	19.27	1.85
Granted	8,333	21.37
Vested and released	(5,146)	19.82
Forfeited	(2,458)	20.85
Balance at March 31, 2022	9,375	20.41	2.11
Granted	13,297	5.71
Vested and released	(5,275)	19.18
Forfeited	(4,404)	12.46
Balance at March 31, 2023	12,993	$8.56	1.84
As of March 31, 2023, there was $69.8 million of total unrecognized compensation cost related to RSUs.

Performance Stock Units
PSUs are issued to a group of executives with vesting that is contingent on both market performance and continued service. The PSUs generally vest over periods ranging from one to three years based on Total Shareholder Return ("TSR"), as measured relative to specified market indices during the period from grant date through vesting date. A 2x multiplier will be applied for each percentage point of positive or negative relative TSR, such that the number of shares of common stock earned will increase or decrease by 2% of the target number of shares, subject to a maximum of 200% of the target number of shares. In the event that the Company’s relative TSR performance is less than negative 30%, relative to the specified index, no shares will be earned for the applicable performance period. All PSU awards vest at the end of the respective performance periods for those executives with continued service.
The following table presents the PSU activity during the years ended March 31, 2023, 2022, and 2021 (shares in thousands):

	Number of Shares	Weighted Average Grant Date Fair Value	Weighted Average Remaining Contractual Term (in Years)
Balance at March 31, 2020	1,079	$22.05	1.40
Granted	1,013	29.00
Granted for performance achievement[1]	43	29.00
Vested and released	(350)	19.05
Forfeited	(209)	22.38
Balance at March 31, 2021	1,576	27.33	1.24
Granted	497	30.41
Granted for performance achievement[1]	20	30.41
Vested and released	(250)	17.15
Forfeited	(817)	23.45
Balance at March 31, 2022	1,026	35.36	0.89
Granted	853	7.31
Granted for performance achievement[1]	24	7.31
Vested and released	(128)	25.65
Forfeited	(1,151)	28.11
Balance at March 31, 2023	624	11.30	1.45
1 Represents additional PSUs awarded as a result of the achievement of performance goals above the performance targets established at grant.
As of March 31, 2023, there was $9.0 million of total unrecognized compensation cost related to PSUs.
The PSUs granted were valued for compensation expense purposes at weighted average share price determined by the Monte Carlo simulations using volatility factors and risk-free rates as follows:

Year ended March 31,	Value per Weighted Average Share	Volatility Range			Risk Free Interest Rate Range
2023	$7.05	51.96%	—	69.30%	3.15%	—	4.42%
2022	$30.98	58.65%	—	59.67%	0.34%	—	0.40%
2021	$29.07	55.66%	—	60.68%	0.15%	—	0.18%
1996 Employee Stock Purchase Plan
The Company's Amended and Restated 1996 Employee Stock Purchase Plan (the "Employee Stock Purchase Plan") was adopted in June 1996 and became effective upon the closing of the Company's initial public offering in July 1997. In May 2006, the Company's board of directors approved a ten-year extension of the Employee Stock Purchase Plan. Stockholders approved the ten-year extension of the Employee Stock Purchase Plan at the 2006 Annual Meeting of Stockholders held September 2006. The Company's board of directors then approved the Second Amended and Restated 1996 Stock Purchase Plan in May 2017 which (i) eliminated the expiration date of the plan and (ii) approved a ten-year “evergreen provision” which would increase annually the number of shares available for issuance by up to 500,000 on the first day of each fiscal year. Stockholders approved these changes in August 2017. In May 2020, the Company’s board of directors approved the Amended and Restated 1996 Employee Stock Purchase Plan which (i) eliminated the “evergreen provision” and (ii) reserved for issuance 3,000,000 additional shares. At the 2020 Annual Meeting of Stockholders in August 2020, these changes were approved. As a result of these amendments, the Employee Stock Purchase Plan is effective until terminated by the Company's board of directors. In May 2022, the Company's board of directors approved amendments to the Employee Stock Purchase Plan, including an amendment that reserved for issuance of an additional 3,600,000 shares, which were approved by the stockholders in July 2022 at the 2022 Annual Meeting. During fiscal 2023, 2022 and 2021, approximately 1.1 million, 0.7 million, and 0.7 million shares, respectively, were issued under the Amended and Restated Employee Stock Purchase Plan.
The Employee Stock Purchase Plan permits eligible employees to purchase common stock through payroll deductions at a price equal to 85% of the fair market value of the common stock at the beginning of each one-year offering period or the end of each six-month purchase period, whichever is lower. When the Employee Stock Purchase Plan was reinstated in fiscal 2005, the offering period was reduced from two years to one year. Commencing with the purchase period beginning in August 2020, the contribution amount may not exceed 20% of an employee's base compensation, including commissions and standard incentive cash bonuses, but not including non-standard bonuses and overtime wages. Prior to the August 2020 purchase period, the contribution amount was limited to 10% of an employee's base compensation, including commissions, but not including bonuses and overtime wages. In the event of a merger of the Company with or into another corporation or the sale of all or substantially all of the assets of the Company, the Employee Stock Purchase Plan provides that a new exercise date will be set for each purchase right under the plan which exercise date will occur before the date of the merger or asset sale.
As of March 31, 2023, there was approximately $1.2 million of unrecognized compensation cost related to employee stock purchases. This cost is expected to be recognized over a weighted average period of 0.4 years.
The estimated fair value of stock purchase rights granted under the Employee Stock Purchase Plan was estimated using the Black-Scholes pricing model with the following weighted-average assumptions:

	Years Ended March 31,
	2023	2022	2021
Expected volatility	72%	45%	84%
Expected dividend yield	—	—	—
Risk-free interest rate	3.30%	0.57%	0.11%
Weighted average expected term (in years)	0.8 years	0.8 years	0.7 years
Weighted average fair value of rights granted	$2.09	$5.81	$8.00
Stock Repurchases
In May 2017, the Company's board of directors authorized the Company to purchase $25.0 million of its common stock from time to time under the 2017 Repurchase Plan (the "Repurchase Plan"). The Repurchase Plan expires when the maximum purchase amount is reached, or upon the earlier revocation or termination by the Company's board of directors. The remaining amount available under the Repurchase Plan as of March 31, 2023 was approximately $7.1 million.
In December 2021, in a private placement, the Company's board of directors authorized the Company to repurchase approximately $45.0 million of its common stock from certain qualified investors in connection with the issuance of $137.5 million in additional aggregate principal amount of the 2024 Notes.
In August 2022, the Company repurchased in privately negotiated transactions with a limited number of holders 10,695,000 shares of its common stock for approximately $60 million, in connection with the Exchange Transaction and negotiation of the Term Loan, as further described in Note 7, Convertible Senior Notes, Term Loan and Capped Calls.
9. INCOME TAXES
For the years ended March 31, 2023, 2022, and 2021, the Company recorded a provision (benefit) for income taxes of $2.8 million, $0.4 million, and $0.8 million, respectively. The components of the consolidated provision for income taxes for fiscal 2023, 2022, and 2021 consisted of the following:

	March 31,
Current:	2023	2022	2021
Federal	$423	$—	$—
State	1,331	145	31
Foreign	1,053	721	812
Total current tax provision	2,807	866	843
Deferred
Federal	—	(984)	—
State	—	(269)	—
Foreign	—	—	—
Total deferred tax provision	—	(1,253)	—
Income tax provision (benefit)	$2,807	$(387)	$843
The Company's loss from continuing operations before income taxes included $2.7 million, $12.9 million, and $15.3 million of foreign subsidiary income for the years ended March 31, 2023, 2022, and 2021, respectively. The Company is permanently reinvesting the earnings of its profitable foreign subsidiaries to facilitate expansion of overseas operations. If the Company were to remit these earnings, the tax impact would be immaterial.
For the year ended March 31, 2022, the Company recorded a deferred tax benefit of $1.2 million related to the release of an existing valuation allowance as a result of change in circumstances caused by the acquisition of Fuze.
Deferred tax assets and (liabilities) were comprised of the following:

	March 31,
	2023	2022
Deferred tax assets
Net operating loss carryforwards	$317,035	$350,242
Research and development and other credit carryforwards	29,237	26,127
Stock-based compensation	9,257	14,877
Reserves and allowances	16,050	23,880
Lease liability	18,236	20,614
Capitalized IRC 174 costs	31,207	—
Fixed assets and intangibles	5,728	836
Gross deferred tax assets	426,750	436,576
Valuation allowance	(360,274)	(349,093)
Total deferred tax assets	$66,476	$87,483
Deferred tax liabilities
Intangibles	(23,781)	(28,529)
Deferred sales commissions	(30,607)	(32,857)
Convertible debt	—	(12,066)
Lease asset	(12,202)	(14,145)
Net deferred taxes	$(114)	$(114)
The Company assesses the realizability of deferred tax assets based on the available evidence, including a history of taxable income and estimates of future taxable income. In assessing the realizability of deferred tax assets, the Company considers whether it is more likely than not that all or some portion of deferred tax assets will not be realized. For the year ended March 31, 2023, the Company continues to maintain a full valuation allowance against its deferred tax assets as it considered the cumulative losses in recent periods to be substantial negative evidence. At March 31, 2023, management determined that a valuation allowance of approximately $360.3 million was needed, compared with approximately $349.1 million as of March 31, 2022.
At March 31, 2023, the Company had federal net operating loss carryforwards of approximately $1,199.1 million, of which $361.0 million are related to years prior to fiscal 2019 and begin to expire in 2023. The remaining $838.1 million carry forward indefinitely but can only be used to apply to 80% of the Company’s taxable income for a given tax year. As of March 31, 2023, the Company has state net operating loss carry-forwards of $978.7 million, the majority of which expire at various dates between 2024 and 2043. In addition, at March 31, 2023, the Company had research and development credit carryforwards for federal and California tax reporting purposes of approximately $18.5 million and $21.8 million, respectively. The federal income tax credit carryforwards will expire at various dates between 2024 and 2043, while the California income tax credits will carry forward indefinitely. A reconciliation of the Company's provision (benefit) for income taxes to the amounts computed using the statutory United States federal income tax rate is as follows:

	Years Ended March 31,
	2023	2022	2021
Tax benefit at statutory rate	$(15,075)	$(36,909)	$(34,492)
State income taxes before valuation allowance, net of federal effect	(3,088)	(7,754)	(7,445)
Foreign tax rate differential	492	(2,056)	(2,206)
Research and development credits	(2,513)	(3,362)	(4,078)
Change in valuation allowance	(1,708)	49,620	47,225
Compensation/option differences	16,858	(6,788)	(5,045)
Non-deductible compensation	4,397	7,606	6,194
Other	3,444	(744)	690
Total income tax provision (benefit)	$2,807	$(387)	$843
For the years ended March 31, 2023, 2022, and 2021, the statutory federal rate was 21%.
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

	Years ended March 31,
	2023	2022	2021
Balance at beginning of year	$9,850	$7,053	$6,115
Gross increases - tax position in prior period	163	1,918	—
Gross increases - tax position related to the current year	158	951	1,140
Settlements	—	(63)	—
Lapse of statute of limitations	(34)	(19)	(202)
Currency	(24)	10	—
Balance at end of year	$10,113	$9,850	$7,053
At March 31, 2023, the Company had unrecognized tax benefits of $10.1 million, all of which, if recognized, would favorably affect the Company's effective tax rate. The Company does not expect its unrecognized tax benefits to change significantly over the next 12 months.
The Company's policy for recording interest and penalties associated with tax examinations is to record such items as a component of operating expense income before taxes. For the year ended March 31, 2023 and 2022, the Company recognized $0.1 million and $0.2 million, respectively, in penalty and interest related to unrecognized tax benefits. The Company did not recognize any interest or penalties related to unrecognized tax benefits for the year ended March 31, 2021.
Utilization of the Company's net operating loss and tax credit carryforwards can become subject to a substantial annual limitation due to the ownership change limitations provided by Section 382 of the Internal Revenue Code and similar state provisions. Such an annual limitation could result in the expiration or elimination of the net operating loss and tax credit carryforwards before utilization. The Company has performed an analysis of its changes in ownership under Section 382 of the Internal Revenue Code as well as with respect to the net operating loss and tax credit carryforwards inherited as part of the Fuze acquisition. The Company currently expects the Section 382 limitation to apply with respect to the Fuze carryforwards and limit the Company’s ability to fully utilize the Fuze net operating loss carryforwards, prior to their expiration.
The Company files United States federal and state income tax returns in jurisdictions with varying statutes of limitations. Due to the Company’s net operating loss and tax credit carryforwards, the fiscal years 2003 and forward generally remain subject to examination by federal and most state tax authorities.

10. NET LOSS PER SHARE
The following is a reconciliation of the weighted average number of common shares outstanding used in calculating basic and diluted net loss per share (dollars in thousands, except per share data):

	For the years ended March 31,
	2023	2022	2021
Net loss	$(73,143)	$(175,383)	$(165,585)
Weighted average common shares outstanding - basic and diluted (in thousands)	115,959	113,354	105,700

Net loss per share - basic and diluted	$(0.63)	$(1.55)	$(1.57)
The following potentially dilutive common shares were excluded from the calculation of diluted earnings per share because their inclusion would have been anti-dilutive since the Company is in a net loss position (shares in thousands):

	For the years ended March 31,
	2023	2022	2021
Stock options	685	867	1,813
Restricted stock units and Performance stock units	13,617	10,401	10,221
Potential shares attributable to the ESPP	1,261	761	555
Warrants to purchase common stock	3,100	—	—
Total anti-dilutive shares	18,663	12,029	12,589
11. GEOGRAPHICAL INFORMATION
The following tables set forth the geographic information for each period:

	Revenue for the Years Ended March 31,
	2023	2022	2021
United States	$536,678	$443,118	$390,758
International	207,260	195,012	141,586
Total revenue	$743,938	$638,130	$532,344

	Property and Equipment as of March 31,
	2023	2022
United States	$54,191	$73,967
International	3,680	5,049
Total property and equipment, net	$57,871	$79,016
12. ACQUISITIONS
Wavecell
On July 17, 2019, the Company acquired Wavecell, by acquiring all of the outstanding shares for a total purchase price of $117.1 million, comprised of $72.8 million in cash and $44.3 million in shares of the common stock of the Company. The acquisition was accounted for as a business combination under the acquisition method and, accordingly, the total purchase price was allocated to the tangible and intangible assets acquired and the liabilities assumed based on their estimated fair value on the acquisition date. The goodwill recognized was primarily attributed to increased synergies that are expected to be achieved from the integration of Wavecell and is not expected to be deductible for income tax purposes.
Fuze
On January 18, 2022, the Company acquired 100% of the outstanding shares of common stock of Fuze for a total consideration of $213.8 million, which consisted of $132.9 million in cash and $80.9 million in shares of common stock of the Company (based on $15.48 closing price of the Company's stock on January 18, 2022), of which approximately $1.3 million in cash and up to 1,153,523 shares were held back in accordance with the merger agreement, and 346,053 shares were held back (pursuant to indemnity obligations) and reserved for later issuance. Subsequently, in May 2022, approximately $1.3 million in cash that was held back, was released as part of the working capital adjustment, and in April 2023, approximately 1,038,171 shares that were held back as part of the transaction indemnity holdback were released. The results of Fuze's operations have been included in the Company's consolidated financial statements in fiscal 2023 and in fiscal 2022 since the acquisition.

13. SUPPLEMENTAL FINANCIAL INFORMATION
Property and equipment, net consisted of the following:

	March 31,
	2023	2022
Computer equipment	$56,106	$46,037
Software development costs	109,590	103,190
Software licenses	10,175	8,103
Leasehold improvements	33,269	29,064
Furniture and fixtures	11,994	5,013
Construction in progress	5,030	5,303
Total property and equipment	226,164	196,710
Less: accumulated depreciation and amortization	(168,293)	(117,694)
Total property and equipment, net	$57,871	$79,016
Depreciation and amortization expense was $36.8 million, $42.1 million, and $39.0 million for the years ended March 31, 2023, 2022, and 2021, respectively.
During the year ended March 31, 2023, the Company abandoned and wrote off certain internally-developed software with a net book value of $3.7 million.
Other current assets consisted of the following:

	March 31,
	2023	2022
Prepaid expense	$18,546	$24,220
Contract assets, current	11,581	10,514
Other current assets	4,503	3,265
Total other current assets	$34,630	$37,999

14. RELATED PARTY TRANSACTIONS
The Company has been doing business with an outside sales and marketing vendor since December 2017, which became a related party in July 2022 when a member of the Company's board of directors joined the vendor's board of directors. The Company has a two-year contract with this vendor valued at $1.4 million and paid $0.5 million during fiscal 2023.

15. SUBSEQUENT EVENTS
On May 9, 2023, the Company voluntarily prepaid $25.0 million of principal and $0.2 million interest on the Term Loan, reducing total principal outstanding to $225 million. This payment had no impact on the Company's compliance with the Term Loan covenants.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
None.
ITEM 9A. CONTROLS AND PROCEDURES
Changes in Internal Control Over Financial Reporting
There have not been any changes in the Company's internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act, during the most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting. We have not experienced any material impact to our internal control over financial reporting despite the fact that most of our employees are working remotely due to the ongoing COVID-19 pandemic. We are continually monitoring and assessing the COVID-19 situation on our internal controls to minimize the impact on their design and operating effectiveness.
Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, as of March 31, 2023. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of March 31, 2023, our disclosure controls and procedures were effective.
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
Based on our assessment, management has concluded that its internal control over financial reporting was effective as of March 31, 2023.
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
ITEM 9B. OTHER INFORMATION
None.
ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS
None.

PART III
Certain information required by Part III is omitted from this Annual Report on Form 10-K. The Registrant will file its definitive Proxy Statement for its Annual Meeting of Stockholders pursuant to Regulation 14A of the Exchange Act, not later than 120 days after the end of the fiscal year covered by this Annual Report, and certain information included in the 2023 Proxy Statement is incorporated herein by reference.
ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
Information regarding our directors and corporate governance will be presented in our definitive proxy statement for our 2023 Annual Meeting of Stockholders to be held on or about July 28, 2023, which information is incorporated into this Annual Report by reference. However, certain information regarding current executive officers found under the heading "Information About Our Executive Officers" in Item 1 of Part I hereof is also incorporated by reference in response to this Item 10.
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
ITEM 11. EXECUTIVE COMPENSATION
Information relating to executive compensation will be presented in our definitive proxy statement for our 2023 Annual Meeting of Stockholders to be held on or about July 28, 2023, which information is incorporated into this Annual Report by reference.
ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
Information relating to securities authorized for issuance under equity compensation plans and other information required to be provided in response to this item will be presented in our definitive proxy statement for our 2023 Annual Meeting of Stockholders to be held on or about July 28, 2023, which information is incorporated into this Annual Report by reference. In addition, descriptions of our equity compensation plans are set forth in Note 8, Stock-Based Compensation and Stockholders' Equity, in the Notes to Consolidated Financial Statements included in this Annual Report.
ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE
Information required to be provided in response to this item will be presented in our definitive proxy statement for our 2023 Annual Meeting of Stockholders to be held on or about July 28, 2023, which information is incorporated into this Annual Report by reference.
ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES
Information required to be provided in response to this item will be presented in our definitive proxy statement for our 2023 Annual Meeting of Stockholders to be held on or about July 28, 2023, which information is incorporated into this Annual Report by reference.

PART IV
ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES
(a)(1) Financial Statements. The information required by this item is included in Item 8.
SCHEDULE II
VALUATION AND QUALIFYING ACCOUNTS
(Dollars in Thousands)

Description	Balance at Beginning of Year	Additions Charged to Expenses	Deductions (a)	Balance at End of Year
Total Allowance for Credit Losses:
Year ended March 31, 2021 (b):	$3,106	$7,374	$(2,302)	$8,178
Year ended March 31, 2022:	$8,178	$1,997	$(3,658)	$6,517
Year ended March 31, 2023:	$6,517	$3,204	$(4,942)	$4,779
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

(a)(3) Exhibits. The following exhibits are included herein or incorporated herein by reference.

		Incorporated by Reference
Exhibit Number	Exhibit Description	Company Form	Filing Date	Exhibit Number	Filed Herewith
2.1	Agreement and Plan of Merger, dated as of November 30, 2021, by and among 8x8, Inc., Eagle Merger Sub, LLC, Fuze, Inc. and Shareholder Representative Services LLC, as the Seller Agent+	8-K	12/1/2021	2.1
3.1	Restated Certificate of Incorporation of Registrant, dated August 22, 2012	10-K	5/28/2013	3.1
3.2	Certificate of Amendment to the Restated Certificate of Incorporation of Registrant, dated as of July 12, 2022.	8-K	7/13/2022	3.1
3.3	Amended and Restated By-Laws of 8x8, Inc.	8-K	7/28/2015	3.2
4.1	Description of Capital Stock				X
4.2	Indenture, dated as of February 19, 2019, between 8x8, Inc. and Wilmington Trust, National Association, as trustee (including form of Note)	8-K	2/19/2019	4.1
4.3	Indenture, dated as of August 11, 2022, by and between 8x8 Inc. and Wilmington Trust, National Association, as trustee.	8-K	8/16/2022	4.1
4.4	Form of 4.00% Convertible Senior Notes due 2028 (included in Exhibit 4.1)	8-K	8/16/2022	4.2
10.1	Form of Indemnification Agreement for Directors and Certain Officers*	10-Q	7/31/2015	10.3
10.2	Amended and Restated 2017 Executive Change-In-Control and Severance Policy*	10-Q	8/5/2021	10.1
10.3	8x8, Inc. 2022 Equity Incentive Plan*	S-8	7/15/2022	10.1
10.4	Form of Stock Option Agreement under the 8x8, Inc. 2022 Equity Incentive Plan*	S-8	7/15/2022	10.2
10.5	Form of Notice of Grant of Restricted Stock Unit Award and Agreement under the 8x8, Inc. 2022 Equity Incentive Plan*	S-8	7/15/2022	10.3
10.6	8x8, Inc. Amended and Restated 2012 Equity Incentive Plan, effective July 27, 2020*	10-Q	10/29/2020	10.1
10.7	Form of Stock Option Agreement under the 8x8, Inc. Amended and Restated 2012 Equity Incentive Plan*	S-8	8/28/2012	10.20
10.8	Form of Notice of Grant of Restricted Stock Unit Award and Agreement under the 8x8, Inc. Amended and Restated 2012 Equity Incentive Plan*	10-Q	10/29/2020	10.21
10.9	8x8, Inc. Amended and Restated 1996 Employee Stock Purchase Plan, approved by stockholders on July 12, 2022*	S-8	7/15/2022	10.4
10.10	8x8, Inc. Amended and Restated 2017 New Employee Inducement Incentive Plan*	S-8	2/4/2022	10.1
10.11	Form of Stock Option Agreement under the 8x8, Inc. Amended and Restated 2017 New Employee Inducement Incentive Plan*	S-8	11/2/2017	10.24
10.12	Form of Notice of Grant of Restricted Stock Unit Award and Agreement under the 8x8, Inc. Amended and Restated 2017 New Employee Inducement Incentive Plan*	S-8	11/2/2017	10.25
10.13	8x8, Inc. 2006 Stock Plan, as amended*	10-K	5/26/2009	10.7
10.14	Form of Stock Option under the 8x8, Inc. 2006 Stock Plan, as amended*	10-Q	2/7/2007	10.1
10.15	8x8, Inc. Amended and Restated 2013 New Employee Inducement Incentive Plan*	10-Q	10/29/2020	10.34
10.16	Form of Stock Option Agreement under the 8x8, Inc. Amended and Restated 2013 New Employee Inducement Incentive Plan*	S-8	9/10/2013	10.24

		Incorporated by Reference
Exhibit Number	Exhibit Description	Company Form	Filing Date	Exhibit Number	Filed Herewith
10.17	Form of Notice of Grant of Restricted Stock Unit Award and Agreement under the 8x8, Inc. Amended and Restated 2013 New Employee Inducement Incentive Plan*	S-8	9/10/2013	10.25
10.18	Promotion Letter, dated November 30, 2022, between 8x8, Inc. and Samuel Wilson*	8-K	11/30/2022	10.1
10.19	Promotion Letter, dated November 30, 2022, between 8x8, Inc. and Kevin Kraus*	8-K	11/30/2022	10.2
10.20	Promotion Letter, dated December 8, 2022, between 8x8, Inc. and Laurence Denny*				X
10.21	Employment Agreement, dated April 6, 2022, between 8x8, Inc. and Suzy Seandel*				X
10.22	8x8, Inc. Equity Incentive Plan*	8-K	7/15/2022	10.1
10.23	Form of Stock Option Agreement under the 8x8 Inc. 2022 Equity Incentive Plan*	8-K	7/15/2022	10.2
10.24	Form of Notice of Grant of Restricted Stock Unit Award and Agreement under the 8x8, Inc. 2022 Equity Incentive Plan*	8-K	7/15/2022	10.3
10.25	Form of Exchange Agreement for the 4.00% Convertible Senior Notes due 2028	8-K	8/4/2022	10.1
10.26	Term Loan Credit Agreement , dated as of August 3, 2022, by and among 8x8, Inc., Wilmington Savings Fund Society, FSB	8-K	8/4/2022	10.2
10.27	Form of Warrants to Purchase Common Stock	8-K	8/4/2022	10.3
21.1	Subsidiaries of 8x8, Inc.				X
23.1	Consent of Independent Registered Public Accounting Firm				X
24.1	Power of Attorney (included in signature page)				X
31.1	Certification of Interim Chief Executive Officer of the Registrant pursuant to Rule 13a-14				X
31.2	Certification of Interim Chief Financial Officer of the Registrant pursuant to Rule 13a-14				X
32.1	Certification of Interim Chief Executive Officer of the Registrant pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002				X
32.2	Certification of Interim Chief Financial Officer of the Registrant pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002				X
101	The following financial statements from the Company's Annual Report on Form 10-K for the year ended March 31, 2023, formatted in Inline XBRL: (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Operations, (iii) Consolidated Statements of Comprehensive Loss, (iv) Consolidated Statements of Stockholders’ Equity, (v) Consolidated Statements of Cash Flows and (vi) Notes to Consolidated Financial Statements, tagged as blocks of text and including detailed tags XBRL Instance Document				X
104	The cover page from the Company's Annual Report on Form 10-K for the year ended March 31, 2023, formatted in Inline XBRL				X
+    Certain schedules and exhibits to this agreement have been omitted in accordance with Item 601(b)(2) of Regulation S-K. A copy of any omitted schedule and/or exhibit will be furnished to the Securities and Exchange Commission on request.
*    Indicates management contract or compensatory plan or arrangement.
ITEM 16. FORM 10-K SUMMARY

None.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant, 8x8, Inc., a Delaware corporation, has duly caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Campbell, State of California, on May 24, 2023.

8X8, INC.
By: /s/ Samuel Wilson Samuel Wilson Interim Chief Executive Officer
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
Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report on Form 10-K has been signed by the following persons in the capacities and on the date indicated:

Signature	Title	Date

/s/ Samuel Wilson Samuel Wilson	Interim Chief Executive Officer and Director (Principal Executive Officer)	May 24, 2023

/s/ Kevin Kraus Kevin Kraus	Interim Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)	May 24, 2023

/s/ Jaswinder Pal Singh Jaswinder Pal Singh	Chairman and Director	May 24, 2023

/s/ Monique Bonner Monique Bonner	Director	May 24, 2023

/s/Todd Ford Todd Ford	Director	May 24, 2023

/s/Alison Gleeson Alison Gleeson	Director	May 24, 2023

/s/ Eric Salzman Eric Salzman	Director	May 24, 2023

/s/ Elizabeth Theophille Elizabeth Theophille	Director	May 24, 2023