Form 10-Q
period 2023-06-30
8X8 INC /DE/
filed 2023-08-08
CIK 1023731

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM	10-Q
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2023
or
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ________to _________
Commission file number: 001-38312
_________________
8x8, INC.
(Exact name of Registrant as Specified in its Charter)
_________________

Delaware	77-0142404
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification Number)
675 Creekside Way
Campbell, CA 95008

(Address of principal executive offices)
(408) 727-1885

(Registrant's telephone number, including area code)
_________________
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol	Name of each exchange on which registered
COMMON STOCK, PAR VALUE $0.001 PER SHARE	EGHT	Nasdaq Global Select Market
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.    ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes    ☐    No    ☒
The number of shares of the Registrant's Common Stock outstanding as of July 25, 2023 was 119,945,713.

8X8, INC.
INDEX TO QUARTERLY REPORT ON FORM 10-Q
FOR THE QUARTER ENDED JUNE 30, 2023

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
•the impact of economic downturns on us and our customers;
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
Please refer to the "Risk Factors" section of our annual report on Form 10-K for the fiscal year ended March 31, 2023 (the "Form 10-K") and subsequent Securities and Exchange Commission ("SEC") filings for additional factors that could materially affect our financial performance. All forward-looking statements included in this Quarterly Report are based on information available to us on the date hereof, and we assume no obligation to update any such forward-looking statements. Readers are urged to carefully review and consider the various disclosures made in this Quarterly Report, which attempts to advise interested parties of the risks and factors that may affect our business, financial condition, results of operations and prospects.
Our fiscal year ends on March 31 of each calendar year. Each reference to a fiscal year in this Quarterly Report refers to the fiscal year ended March 31 of the calendar year indicated (for example, fiscal 2024 refers to the fiscal year ended March 31, 2024). Unless the context requires otherwise, references to "we," "us," "our," "8x8," and the "Company" refer to 8x8, Inc. and its consolidated subsidiaries.

PART I. FINANCIAL INFORMATION
ITEM 1. Financial Statements
8X8, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited, in thousands, except share and per share amounts)

	June 30, 2023	March 31, 2023

ASSETS
Current assets:
Cash and cash equivalents	$122,229	$111,400
Restricted cash, current	165	511
Short-term investments	15,946	26,228
Accounts receivable, net of allowance for expected credit losses of $3,768 and $3,644 as of June 30, 2023 and March 31, 2023, respectively	64,951	62,307
Deferred sales commission costs, current	38,247	38,048
Other current assets	32,930	34,630
Total current assets	274,468	273,124
Property and equipment, net	54,538	57,871
Operating lease, right-of-use assets	50,438	52,444
Intangible assets, net	102,013	107,112
Goodwill	266,386	266,863
Restricted cash, non-current	818	818
Deferred sales commission costs, non-current	64,699	67,644
Other assets, non-current	15,103	15,934
Total assets	$828,463	$841,810

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$42,537	$46,802
Accrued compensation	26,406	29,614
Accrued taxes	34,102	29,570
Operating lease liabilities, current	11,469	11,504
Deferred revenue, current	40,410	34,909
Convertible senior notes, current	63,039	62,932
Other accrued liabilities	18,354	14,556
Total current liabilities	236,317	229,887
Operating lease liabilities, non-current	62,850	65,623
Deferred revenue, non-current	10,618	10,615
Convertible senior notes	197,048	196,821
Term loan	209,534	231,993
Other liabilities, non-current	7,227	6,965
Total liabilities	723,594	741,904
Commitments and contingencies (Note 5)
Stockholders' equity:
Preferred stock: $0.001 par value, 5,000,000 shares authorized, none issued and outstanding as of June 30, 2023 and March 31, 2023	—	—
Common stock: $0.001 par value, 300,000,000 shares authorized, 119,231,643 shares and 114,659,255 shares issued and outstanding as of June 30, 2023 and March 31, 2023, respectively	119	115
Additional paid-in capital	924,190	905,635
Accumulated other comprehensive loss	(11,196)	(12,927)
Accumulated deficit	(808,244)	(792,917)
Total stockholders' equity	104,869	99,906
Total liabilities and stockholders' equity	$828,463	$841,810
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

8X8, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited, in thousands except per share amounts)

	Three Months Ended June 30,
	2023	2022
Service revenue	$175,238	$179,161
Other revenue	8,049	8,459
Total revenue	183,287	187,620
Operating expenses:
Cost of service revenue	46,276	53,547
Cost of other revenue	8,398	13,126
Research and development	35,292	34,955
Sales and marketing	68,505	83,527
General and administrative	26,226	29,219
Total operating expenses	184,697	214,374
Loss from operations	(1,410)	(26,754)
Other (expense) income, net	(12,473)	1,116
Loss before provision for income taxes	(13,883)	(25,638)
Provision for income taxes	1,444	405
Net loss	$(15,327)	$(26,043)

Net loss per share:
Basic and diluted	$(0.13)	$(0.22)
Weighted average number of shares:
Basic and diluted	116,777	119,721
OTHER (EXPENSE) INCOME, NET DETAILS
(Unaudited, in thousands)

	Three Months Ended June 30,
	2023	2022
Interest expense	$(8,970)	$(625)
Amortization of debt discount and issuance costs	(1,108)	(831)
Loss on warrants remeasurement	(250)	—
Loss on debt extinguishment	(1,766)	—
(Loss) gain on foreign exchange	(804)	2,475
Other income	425	97
Other (expense) income, net	$(12,473)	$1,116
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

8X8, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(Unaudited, in thousands)

	Three Months Ended June 30,
	2023	2022
Net loss	$(15,327)	$(26,043)
Other comprehensive income (loss), net of tax
Unrealized gain (loss) on investments in securities	290	(94)
Foreign currency translation adjustment	1,441	(8,384)
Comprehensive loss	$(13,596)	$(34,521)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

8X8, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(Unaudited, in thousands)

	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total
	Shares	Amount
Balance as of March 31, 2022	117,863	$118	$956,599	$(7,913)	$(766,438)	$182,366
Adjustment related to adoption of ASU 2020-06	—	—	(92,832)	—	46,672	(46,160)
Issuance of common stock under stock plans, less withholding	1,796	2	63	—	—	65
Stock-based compensation expense	—	—	31,807	—	—	31,807
Unrealized investment loss	—	—	—	(94)	—	(94)
Foreign currency translation adjustment	—	—	(35)	(8,384)	—	(8,419)
Net loss	—	—	—	—	(26,043)	(26,043)
Balance as of June 30, 2022	119,659	$120	$895,602	$(16,391)	$(745,809)	$133,522

	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total
	Shares	Amount
Balance as of March 31, 2023	114,659	$115	$905,635	$(12,927)	$(792,917)	$99,906
Issuance of common stock under stock plans, less withholding	3,535	3	(3)	—	—	—
Stock-based compensation expense	—	—	18,559	—	—	18,559
Issuance of common stock under stock plans, less withholding, related to Fuze acquisition	1,038	1	(1)	—	—	—
Unrealized investment loss	—	—	—	290	—	290
Foreign currency translation adjustment	—	—	—	1,441	—	1,441
Net loss	—	—	—	—	(15,327)	(15,327)
Balance as of June 30, 2023	119,232	$119	$924,190	$(11,196)	$(808,244)	$104,869

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

8X8, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited, in thousands)

	Three Months Ended June 30,
	2023	2022
Cash flows from operating activities:
Net loss	$(15,327)	$(26,043)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation	2,126	2,789
Amortization of intangible assets	5,099	5,476
Amortization of capitalized internal-use software costs	5,282	5,964
Amortization of debt discount and issuance costs	1,109	831
Amortization of deferred sales commission costs	10,019	9,166
Allowance for credit losses	490	695
Operating lease expense, net of accretion	2,507	3,121
Stock-based compensation expense	18,195	27,814
Loss on debt extinguishment	1,766	—
Loss on remeasurement of warrants	250	—
Other	(184)	456
Changes in assets and liabilities:
Accounts receivable	(3,397)	(99)
Deferred sales commission costs	(7,209)	(9,246)
Other current and non-current assets	2,327	(692)
Accounts payable and accruals	(2,084)	(13,786)
Deferred revenue	5,504	(605)
Net cash provided by operating activities	26,473	5,841

Cash flows from investing activities:
Purchases of property and equipment	(186)	(971)
Capitalized internal-use software costs	(3,488)	(2,309)
Purchases of investments	(3,093)	(18,838)
Sales of investments	—	1,937
Proceeds from maturities of investments	13,559	15,590
Acquisition of businesses, net of cash acquired	—	(1,250)
Net cash provided by (used in) investing activities	6,792	(5,841)

Cash flows from financing activities:
Proceeds from issuance of common stock under employee stock plans	—	65
Repayments of principal on term loan	(25,000)	—
Net cash provided by (used in) financing activities	(25,000)	65
Effect of exchange rate changes on cash	2,218	(6,685)
Net increase (decrease) in cash, cash equivalents and restricted cash	10,483	(6,620)
Cash, cash equivalents and restricted cash, beginning of year	112,729	100,714
Cash, cash equivalents and restricted cash, end of year	$123,212	$94,094

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

8X8, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)
(Unaudited, in thousands)
Supplemental disclosures of cash flow information:

	Three Months Ended June 30,
	2023	2022
Payables for fixed assets	$37	$—
Reconciliation of cash, cash equivalents and restricted cash to the condensed consolidated balance sheets:

	As of June 30,
	2023	2022
Cash and cash equivalents	$122,229	$92,686
Restricted cash, current	165	590
Restricted cash, non-current	818	818
Total cash, cash equivalents and restricted cash	$123,212	$94,094
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

8X8, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — UNAUDITED
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
BASIS OF PRESENTATION AND CONSOLIDATION
The accompanying condensed consolidated financial statements are unaudited and have been prepared in accordance with U.S. generally accepted accounting principles ("U.S. GAAP") and regulations of the Securities and Exchange Commission ("SEC") regarding interim financial reporting. Accordingly, certain information and disclosures normally included in the Company's annual consolidated financial statements prepared in accordance with U.S. GAAP have been condensed or omitted. These condensed consolidated financial statements should be read in conjunction with the Company's audited consolidated financial statements as of and for the fiscal year ended March 31, 2023 and notes thereto included in the Form 10-K. There were no material changes during the three months ended June 30, 2023 to the Company's significant accounting policies as described in the Form 10-K.
The unaudited condensed consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All intercompany accounts and transactions have been eliminated in consolidation. The Company conducts its operations through one reportable segment.
In the opinion of the Company's management, these condensed consolidated financial statements reflect all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair statement of the Company's financial position, results of operations and cash flows for the periods presented. The results of operations for the interim periods presented are not necessarily indicative of the results to be expected for any subsequent quarter or for the entire year ending March 31, 2024.
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
RECENTLY ADOPTED ACCOUNTING PRONOUNCEMENTS
There were no recent accounting pronouncements that were applicable to the Company adopted during the three months ended June 30, 2023.
RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS NOT YET ADOPTED
Recent accounting pronouncements that may be applicable to the Company are not expected to have a material impact on its present or future financial statements.

2. REVENUE RECOGNITION
Disaggregation of Revenue
The Company disaggregates its revenue by geographic region. See Note 10. Geographical Information.
Contract Balances
The following table provides amounts of receivables, contract assets, and deferred revenue from contracts with customers (dollars in thousands):

	June 30, 2023	March 31, 2023
Accounts receivable, net	$64,951	$62,307
Contract assets, current (component of Other current assets)	11,989	11,581
Contract assets, non-current (component of Other assets)	10,301	11,141
Deferred revenue, current	40,410	34,909
Deferred revenue, non-current	10,618	10,615
The change in contract assets was primarily driven by the recognition of revenue that has not yet been billed. The increase in deferred revenue was due to billings made in advance of performance obligations being satisfied. During the three months ended June 30, 2023, the Company recognized revenues of approximately $16.9 million that were included in deferred revenue at the beginning of the fiscal year.
Remaining Performance Obligations
The Company's subscription terms typically range from one to five years. Contract revenue from the remaining performance obligations that had not yet been recognized as of June 30, 2023 was approximately $790.0 million. This amount excludes contracts with an original expected length of less than one year. The Company expects to recognize revenue on approximately 85% of the remaining performance obligations over the next 24 months and approximately 15% over the remainder of the subscription period.
For purposes of this disclosure, the Company excludes contracts with an original expected length of less than one year. Since the new and renewal contracts entered into with customers are generally for terms of one year or longer, updating this disclosure to include contracts with a term of one year or more presents a more appropriate measure of the Company's remaining performance obligations.
Deferred Sales Commission Costs
Amortization of deferred sales commission costs for the three months ended June 30, 2023 and 2022 was approximately $10.0 million and $9.2 million, respectively. There were no material write-offs during the three months ended June 30, 2023 and 2022.
3. FAIR VALUE MEASUREMENTS
Cash, cash equivalents, and available-for-sale investments were as follows (dollars in thousands):

As of June 30, 2023	Amortized Costs	Gross Unrealized Gain	Gross Unrealized Loss	Estimated Fair Value	Cash and Cash Equivalents	Restricted Cash (Current & Non-current)	Short-Term Investments
Cash	$91,556	$—	$—	$91,556	$91,556	$—	$—
Level 1:
Money market funds	22,148	—	—	22,148	21,165	983	—
Treasury securities	3,590	—	(2)	3,588	—	—	3,588
Subtotal	117,294	—	(2)	117,292	112,721	983	3,588
Level 2:
Certificate of deposit	4,290	—	—	4,290	4,290	—	—
Commercial paper	15,357	—	(2)	15,355	5,218		10,137
Corporate debt	2,223		(2)	2,221	—		2,221
Subtotal	21,870	—	(4)	21,866	9,508	—	12,358
Total assets	$139,164	$—	$(6)	$139,158	$122,229	$983	$15,946

As of March 31, 2023	Amortized Costs	Gross Unrealized Gain	Gross Unrealized Loss	Estimated Fair Value	Cash and Cash Equivalents	Restricted Cash (Current & Non-current)	Short-Term Investments
Cash	$95,828	$—	$—	$95,828	$95,828	$—	$—
Level 1:
Money market funds	8,935	—	—	8,935	8,935	—	—
Treasury securities	1,599	4	(1)	1,602	—	—	1,602
Subtotal	$106,362	$4	$(1)	$106,365	$104,763	$—	$1,602
Level 2:
Certificate of deposit	1,329	—	$—	1,329	—	1,329	—
Commercial paper	8,610	—	(2)	8,608	6,637	—	1,971
Corporate debt	22,625	55	(25)	22,655	—	—	22,655
Subtotal	32,564	55	(27)	32,592	6,637	1,329	24,626
Total assets	$138,926	$59	$(28)	$138,957	$111,400	$1,329	$26,228
The restricted cash component of the money market funds is comprised of letters of credit securing leases for certain office facilities.
The Company considers its investments available to support its current operations and has classified investments in debt securities as available-for-sale securities. The Company does not intend to sell any of its investments that are in unrealized loss positions and, as of June 30, 2023, has determined that it is not more likely than not that it will be required to sell any of these investments before recovery of the entire amortized cost basis.
The Company regularly reviews the changes to the rating of its securities at the individual security level by rating agencies and reasonably monitors the surrounding economic conditions to assess the risk of expected credit losses. As of June 30, 2023, the Company did not record any allowance for credit losses on its investments.
The Company uses the Black-Scholes option-pricing valuation model to value its detachable warrants from inception and at each reporting period. Changes in the fair values of the detachable warrants liability are recorded as loss on warrants remeasurement within Other (expense) income, net in the condensed consolidated statements of operations.
The following table presents additional information about valuation techniques and inputs used for the detachable warrants (see Note 6, Convertible Senior Notes and Term Loan) that are measured at fair value and categorized within Level 3 as of June 30, 2023 and March 31, 2023 (dollars in thousands):

	June 30, 2023	March 31, 2023
Estimated fair value of detachable warrants	$5,748	$5,497
Unobservable inputs:
Stock volatility	70.0%	67.2%
Risk-free rate	4.2%	3.6%
Expected term	4.1 years	4.4 years
As of June 30, 2023 and March 31, 2023, the estimated fair value of the Company's convertible senior notes due in 2024 was $60.3 million and $57.3 million, respectively, and the estimated fair value of the Company’s convertible senior notes due in 2028 was $192.3 million and $183.0 million, respectively (refer to Note 6, Convertible Senior Notes and Term Loan). The fair value of the convertible senior notes was determined based on the closing price of each of the securities on the last trading day of the reporting period, and each is considered to be Level 2 in the fair value hierarchy due to limited trading activity of the debt instruments. As of June 30, 2023 and March 31, 2023, the carrying value of the Company’s Term Loan approximates its estimated fair value.

4. INTANGIBLE ASSETS AND GOODWILL
The carrying value of intangible assets consisted of the following (dollars in thousands):

	June 30, 2023			March 31, 2023
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Technology	$46,451	$(30,468)	$15,983	$46,461	$(28,361)	$18,100
Customer relationships	105,826	(19,796)	86,030	105,836	(16,824)	89,012
Trade names and domains	583	(583)	—	584	(584)	—
Total acquired identifiable intangible assets	$152,860	$(50,847)	$102,013	$152,881	$(45,769)	$107,112
As of June 30, 2023, the weighted average remaining useful lives for technology and customer relationships were 2.1 years and 7.4 years, respectively.
The annual amortization of the Company's intangible assets, based upon existing intangible assets and current useful lives, is estimated to be as follows (dollars in thousands):

Amount
Remainder of 2024	$15,297
2025	19,095
2026	13,896
2027	11,757
2028	11,044
Thereafter	30,924
Total	$102,013
The following table provides a summary of the changes in the carrying amounts of goodwill (dollars in thousands):

Amount
Balance as of March 31, 2023	$266,863
Foreign currency translation	(477)
Balance as of June 30, 2023	$266,386
5. COMMITMENTS AND CONTINGENCIES
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
Operating Leases
The Company's lease obligations consist of the Company's principal facility and various leased facilities under operating lease agreements. No material leases were executed during the three months ended June 30, 2023. See Note 5. Leases in the Company's Form 10-K for more information on the Company's leases and the future minimum lease payments.
Purchase Obligations
The Company's purchase obligations include contracts with third-party customer support vendors and third-party network service providers. These contracts include minimum monthly commitments and the requirements to maintain the service level for several months.
During the three months ended June 30, 2023, the Company entered into a $28.1 million noncancellable three-year hosting services contract. Under this agreement, $5.7 million remains due during fiscal 2024, $10.0 million will be due during fiscal 2025 and $10.5 million will be due during fiscal 2026. The total contractual minimum commitments were approximately $70.0 million as of June 30, 2023.
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
The Company believes it has recorded adequate provisions for any such lawsuits and claims and proceedings as of June 30, 2023. The Company believes that damage amounts claimed in these matters are not meaningful indicators of potential liability. Some of the matters pending against the Company involve potential compensatory, punitive, or treble damage claims or sanctions, that, if granted, could require the Company to pay damages or make other expenditures in amounts that could have a material adverse effect on its consolidated financial statements. Given the inherent uncertainties of litigation, the ultimate outcome of the ongoing matters described herein cannot be predicted, and the Company believes it has valid defenses with respect to the legal matters pending against it. Nevertheless, the consolidated financial statements could be materially adversely affected in a particular period by the resolution of one or more of these contingencies.
State and Local Taxes and Surcharges
From time to time, the Company has received inquiries from a number of state and local taxing agencies with respect to the remittance of sales, use, telecommunications, excise, and income taxes. Several jurisdictions currently are conducting tax audits of the Company's records. The Company collects or has accrued for taxes that it believes are required to be remitted. The amounts that have been remitted have historically been within the accruals established by the Company. The Company adjusts its accrual when facts relating to specific exposures warrant such adjustment. During the second quarter of fiscal 2019, the Company conducted a periodic review of the taxability of its services and determined that certain services may be subject to sales, use, telecommunications or other similar indirect taxes in certain jurisdictions. A similar review was performed on the taxability of services provided by Fuze, Inc., and it was determined that certain services may be subject to sales, use, telecommunications or other similar indirect taxes in certain jurisdictions. Accordingly, the Company recorded contingent indirect tax liabilities. As of June 30, 2023 and March 31, 2023, the Company had accrued contingent indirect tax liabilities of $13.8 million and $13.5 million, respectively.
6. CONVERTIBLE SENIOR NOTES AND TERM LOAN
2024 Notes
As of both June 30, 2023 and March 31, 2023, the Company had $63.3 million aggregate principal amount of 0.50% convertible senior notes due 2024 (the "2024 Notes") in a private placement, including the exercise in full of the initial purchasers' option to purchase additional notes. In August 2022, the Company used the proceeds from the issuance of the Term Loan (as defined below) to fund the cash portion of an exchange of the Company’s approximately $403.8 million aggregate principal amount of the 2024 Notes for cash plus approximately $201.9 million aggregate principal amount of the 2028 Notes (as defined below), and the concurrent repurchase of approximately $60.0 million of the Company’s common stock with the counterparties to such exchange.
The 2024 Notes are senior unsecured obligations of the Company, and interest is payable semiannually in arrears on February 1 and August 1 of each year. The Notes will mature on February 1, 2024, unless earlier repurchased, redeemed, or converted. During the three months ended June 30, 2023, the conditions allowing holders of the 2024 Notes to convert were not met. As of June 30, 2023, the Company was in compliance with all covenants set forth in the indenture governing the 2024 Notes.
The following table presents the net carrying amount and fair value of the liability component of the 2024 Notes (dollars in thousands):

	June 30, 2023	March 31, 2023
Principal	$63,295	$63,295
Unamortized debt discount and issuance costs	(256)	(363)
Net carrying amount	$63,039	$62,932
The debt discount and debt issuance costs are amortized to interest expense over the term of the 2024 Notes at an effective interest rate of 1.2%.

Interest expense recognized related to the 2024 Notes was as follows (dollars in thousands):

	Three Months Ended June 30,
	2023	2022
Contractual interest expense	$79	$625
Amortization of debt discount and issuance costs	107	831
Total interest expense	$186	$1,456
Term Loan and Warrants
As of June 30, 2023 and March 31, 2023, the Company had $225.0 million and $250.0 million, respectively, of principal amount outstanding in a senior secured term loan facility (the “Term Loan”) under a term loan credit agreement (the “Credit Agreement”) entered into on August 3, 2022 with Wilmington Savings Fund Society, FSB, as administrative agent, and certain affiliates of Francisco Partners (“FP”). The Term Loan matures on August 3, 2027 and bears interest at an annual rate equal to the term Standard Overnight Financing Rate ("Term SOFR") (subject to a floor of 1.00% and a credit spread adjustment of 0.10%), plus a margin of 6.50%. As of June 30, 2023, the effective interest rate for the Term Loan was 11.7%.
On May 9, 2023, the Company voluntarily prepaid $25.0 million of principal amount outstanding and $0.2 million of accrued interest on the Term Loan. This payment had no impact on the Company's compliance with the Term Loan covenants. As of June 30, 2023, the Company was in compliance with all covenants set forth in the credit agreement governing the Term Loan.
The obligations under the Credit Agreement will be guaranteed by the Company’s wholly-owned subsidiaries, subject to certain customary exceptions, and secured by a perfected security interest in substantially all of the Company’s tangible and intangible assets, as well as substantially all of the tangible and intangible assets of the guarantors.
In connection with the Credit Agreement, the Company issued detachable warrants (the “Warrants”) to affiliates of FP to purchase an aggregate of 3.1 million shares of the Company’s common stock with a five-year term and an exercise price of $7.15 per share (subject to adjustment) that represents a 27.5% premium over the closing price per share of the Company’s common stock on August 3, 2022. The Warrants are classified as liabilities measured at fair value during each reporting period as the Warrants contain certain terms that could result in cash settlement as a result of events outside of the Company’s control. As of June 30, 2023 and March 31, 2023, the fair value of the Warrants was $5.7 million and $5.5 million, respectively, and was recorded within other liabilities, non-current on the condensed consolidated balance sheets.
The following table presents the net carrying amount of the Term Loan (dollars in thousands):

	June 30, 2023	March 31, 2023
Principal	$225,000	$250,000
Unamortized debt discount and issuance costs	(15,466)	(18,007)
Net carrying amount	$209,534	$231,993
Interest expense recognized related to the Term Loans was as follows (dollars in thousands):

Three Months Ended
June 30, 2023
Contractual interest expense	$6,879
Amortization of debt discount and issuance costs	775
Total interest expense	$7,654
2028 Notes
As of June 30, 2023 and March 31, 2023, the Company had $201.9 million aggregate principal amount of 4.00% convertible senior notes due 2028 (the “2028 Notes”), with debt issuance costs of approximately $5.6 million, of which 50% was paid in the form of shares of the Company's common stock.
The 2028 Notes are senior obligations of the Company that accrue interest, payable semi-annually in arrears on February 1 and August 1 of each year. The 2028 Notes will mature on February 1, 2028, unless earlier converted, redeemed or repurchased. As of June 30, 2023, the Company was in compliance with all covenants set forth in the indenture governing the 2028 Notes.
The debt discount and debt issuance costs are amortized to interest expense over the term of the 2028 Notes at an effective interest rate of 4.7%.

The following table presents the net carrying amount of the 2028 Notes (dollars in thousands):

	June 30, 2023	March 31, 2023
Principal	$201,914	$201,914
Unamortized debt discount and issuance costs	(4,866)	(5,093)
Net carrying amount	$197,048	$196,821
Interest expense recognized related to the 2028 Notes was as follows (dollars in thousands):

Three Months Ended
June 30, 2023
Contractual interest expense	$2,014
Amortization of debt discount and issuance costs	227
Total interest expense	$2,241
7. STOCK-BASED COMPENSATION AND STOCKHOLDERS' EQUITY
The Company accounts for stock-based compensation through the measurement and recognition of compensation expense for share-based payment awards made to employees, directors or consultants over the related requisite service period, including stock appreciation rights, restricted stock, restricted stock units ("RSUs") and performance units ("PSUs"), qualified performance-based awards, and stock grants (all issuable under the Company's equity incentive plans).
In July 2022, the Company's board of directors and the majority of the Company's stockholders approved increasing the number of authorized shares of the Company’s common stock from 200,000,000 authorized shares to 300,000,000 authorized shares. The additional shares of common stock authorized have rights identical to the Company’s outstanding common stock.
On May 26, 2022, the Company's board of directors approved the 2022 Equity Incentive Plan (the "2022 Plan"), which was adopted by the Company's stockholders on July 12, 2022. The Company reserved 8.0 million shares of the Company's common stock for issuance under the 2022 Plan plus the number of shares subject to awards that were outstanding under the 2012 Plan as of 12:01 a.m. Pacific Time on June 22, 2022 (the “Prior Plan Expiration Time”), to the extent that, after the Prior Plan Expiration Time, such shares would have recycled back to the 2012 Plan (as defined below) in connection with the awards’ expiration, termination, cancellation, forfeiture, or repurchase, as described further below, and in each case, subject to adjustment upon certain changes in the Company’s capitalization. The 2022 Plan provides for the granting of incentive stock options to employees and non-statutory stock options to employees, directors or consultants, and granting of stock appreciation rights, restricted stock, restricted stock units and performance units, qualified performance-based awards, and stock grants. The stock option price of incentive stock options granted cannot be less than the fair market value on the effective date of the grant. Options, restricted stock, and restricted stock units generally vest over three or four years and expire ten years after the grant. As of June 30, 2023, 1,860,669 shares remained available for future grants under the 2022 Plan.
Stock-Based Compensation
The following table presents stock-based compensation expense (dollars in thousands):

	Three Months Ended June 30,
	2023	2022
Cost of service revenue	$1,686	$2,664
Cost of other revenue	394	1,111
Research and development	7,632	8,044
Sales and marketing	4,649	8,107
General and administrative	3,834	7,888
Total	$18,195	$27,814

Restricted Stock Units
The following table presents the RSU activity (shares in thousands):

	Number of Shares	Weighted Average Grant Date Fair Value	Weighted Average Remaining Contractual Term (in Years)
Balance as of March 31, 2023	12,993	$8.56	1.84
Granted	5,588	4.09
Vested and released	(3,534)	8.18
Forfeited	(387)	7.02
Balance as of June 30, 2023	14,660	$6.99	2.18
As of June 30, 2023, there was $69.6 million of total unrecognized compensation cost related to RSUs, which is expected to be recognized over a weighted average of 2.18 years.
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
The following table presents the PSU activity (shares in thousands):

	Number of Shares	Weighted Average Grant Date Fair Value	Weighted Average Remaining Contractual Term (in Years)
Balance as of March 31, 2023	624	$11.30	1.45
Granted	1,855	1.10
Forfeited	(98)	24.37
Balance as of June 30, 2023	2,381	$2.81	3.40
Total unrecognized compensation cost related to PSUs was $12.6 million as of June 30, 2023, which is expected to be recognized over a weighted average of 3.40 years.
Employee Stock Purchase Plan ("ESPP")
As of June 30, 2023, there was approximately $0.4 million of unrecognized compensation cost related to employee stock purchases. This cost is expected to be recognized over a weighted average period of 0.1 years. In July 2022, the Company added 3.6 million shares to the ESPP for future issuances, and, as of June 30, 2023, a total of 1.3 million shares were available for issuance under the ESPP.
8. INCOME TAXES
The Company's effective tax rate was 10.4% and 1.6% for the three months ended June 30, 2023 and 2022, respectively. The difference in the effective tax rate and the U.S. federal statutory rate was primarily due to the full valuation allowance the Company maintains against its deferred tax assets after adjusting for the impact of certain provisions enacted under the Tax Cuts and Jobs Act, current tax liabilities of profitable foreign subsidiaries subject to different local income tax rates, and state taxes in the United States. The effective tax rate is calculated by dividing the Provision for income taxes by the Loss before provision for income taxes.

9. NET LOSS PER SHARE
The following is a reconciliation of the weighted average number of common shares outstanding used in calculating basic and diluted net loss per share (in thousands, except per share data):

	Three Months Ended June 30,
	2023	2022
Net loss	$(15,327)	$(26,043)
Weighted average common shares outstanding - basic and diluted	116,777	119,721

Net loss per share - basic and diluted	$(0.13)	$(0.22)
The following potentially dilutive common shares were excluded from the calculation of diluted earnings per share because their inclusion would have been anti-dilutive (shares in thousands):

	Three Months Ended June 30,
	2023	2022
Stock options	628	854
Restricted stock units and Performance stock units	17,040	16,731
Potential shares attributable to the ESPP	1,261	1,047
Total anti-dilutive shares	18,929	18,632
10. GEOGRAPHICAL INFORMATION
The following tables set forth the geographic information for each period (dollars in thousands):

	Three Months Ended June 30,
	2023	2022
United States	$130,383	$136,120
International	52,904	51,500
Total revenue	$183,287	$187,620

	June 30, 2023	March 31, 2023
United States	$51,016	$54,191
International	3,522	3,680
Total property and equipment, net	$54,538	$57,871
11. RELATED PARTY TRANSACTIONS
The Company has been doing business with an outside sales and marketing vendor since December 2017, which became a related party in July 2022 when a member of the Company's board of directors joined the vendor's board of directors. The Company has a two-year contract with this vendor valued at $1.4 million and paid $0.7 million during fiscal 2024.

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
OVERVIEW
We are a leading provider of software-as-a-service ("SaaS") solutions for contact center, voice communications, video meetings, employee collaboration, and embeddable communication application program interfaces ("APIs"). Our solutions empower workforces worldwide by connecting individuals and teams so they can collaborate faster, work smarter, and better serve customers, from any location. The communications capabilities and advanced AI/ML (artificial intelligence/machine learning) technologies of our contact center, communication and collaboration solutions are integrated into a comprehensive cloud-based offering powered by our global communications platform, which together comprise our 8x8 XCaaS platform solution. The XCaaS platform delivers our unified communications ("UCaaS"), contact center ("CCaaS") and communication APIs ("CPaaS") services and includes AI-driven digital assistance, intuitive user interfaces, and real-time business analytics and intelligence, enabling organizations of all sizes to design, deploy and adapt tailored communications and workflows for differentiated employee and customer experiences.
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
Our customers range from small businesses to large enterprises across all vertical markets, with users in more than 180 countries. In recent years, we have increased our focus on mid-market, small and medium enterprise, and public sector customers because these organizations typically have more complex communication and contact center requirements compared to the needs of small business customers. Organizations in these sectors – typically with 500 to 10,000 employees – are more likely to adopt multiple services and realize greater value from our unified, global communications platform and portfolio of AI-enabled solutions.
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

SUMMARY AND OUTLOOK
In the first quarter of fiscal 2024, our total revenue decreased $4.3 million, or approximately 2% year-over-year, to $183.3 million primarily due to a $3.9 million decrease in our service revenue.
As part of our long-term strategy to expand our enterprise customer base, grow our revenue, achieve profitability and increase our cash flow, we have focused on reducing the cost of delivering our services and improving our sales efficiency while increasing our investment in research and development. To improve our sales efficiency, we have focused our sales and marketing resources on mid-market and enterprise customers, since these customers are likely to derive the greatest benefit from our unified XCaaS platform. We have also expanded our partner programs to extend our reach within this market, placing increased emphasis on developing a community of value-added resellers who provide implementation services and Tier 1 customer support in addition to sales. To support our customers and partners, we are expanding our customer success organization and investing in improvements to our back-office processes in order to increase our operational efficiency over time.
We believe that continued innovation is a critical factor in attracting and retaining mid-market and enterprise customers and is an important variable in achieving sustainable growth. We are committed to maintaining a high level of investment in engineering to deliver product innovation across our XCaaS platform, expand our ecosystem of integrations, and maintain the high availability our customers require. Approximately two-thirds of our investment in research and development is focused on extending the contact center capabilities of our XCaaS platform, including AI integrations, user experiences, and advanced data capture and analytics.
We use annualized recurring and usage revenue ("ARR") to measure the success of our strategy to attract and retain customers. Total ARR as of June 30, 2023 was $703.0 million and increased 2% from the end of the first quarter of fiscal 2023. ARR from mid-market and enterprise customers represented 76% of total ARR and increased 1% compared to the end of the first quarter of fiscal 2023. We define enterprise customers as customers generating more than $100,000 in ARR, mid-market as customers with ARR between $25,000 and $100,000, and small business as customers with up to $25,000 in ARR. Mid-market customers often become enterprise customers over time as they expand their deployments and adopt more solutions from our XCaaS portfolio.
ARR from enterprise customers has increased steadily as a percentage of total ARR, increasing from 35% of total ARR in fiscal 2019 to 58% of total ARR at the end of the first quarter of fiscal 2024. We have increased our focus on mid-market and enterprise customers because these organizations typically have more complex communication and contact center requirements compared to the needs of small business customers.
ARR associated with small business customers was 24% of total ARR for the first quarter of fiscal 2024. We remain committed to retaining our installed base of small business customers but have reduced promotional programs and digital marketing to attract new small business UCaaS-only customers. See "Key Business Metrics" below for further discussion on how we define ARR.
In August 2022, we refinanced approximately $403.8 million of the $500.0 million aggregate principal amount of 2024 Notes through an exchange for approximately $201.9 million in 2028 Notes plus approximately $181.8 million in cash. The cash payment was funded with the partial proceeds of a $250.0 million senior secured term loan due in 2027 entered into in August 2022. Concurrently with the issuance of the 2028 Notes, we repurchased 10,695,000 shares of our common stock for approximately $60.0 million in privately negotiated transactions with a limited number of holders. In September 2022, December 2022, and February 2023, we repurchased $6.0 million, $21.8 million, and $5.0 million in aggregate principal amount of the 2024 Notes, respectively, in separate privately negotiated transactions. Approximately $63.3 million of the 2024 Notes remained outstanding as of June 30, 2023. See Note 6, Convertible Senior Notes and Term Loan to our condensed consolidated financial statements for details. In May 2023, we voluntarily prepaid $25.0 million of principal amount outstanding on our senior secured term loan, reducing the total principal amount outstanding to $225.0 million.
To align our resources with our long-term strategy, we conducted two separate workforce reductions in fiscal 2023 involving approximately 300 employees, primarily in the sales and marketing and general and administration functions. We expect these workforce reductions and accompanying organizational restructurings to increase our operating income and cash flows from operations as we align our resources to our critical areas of focus, including streamlining sales and marketing, enhancing customer support, accelerating innovation, and strengthening our financial position. However, our net income may vary due to the adjustable nature of the interest rate on our senior secured term loan.
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
COMPONENTS OF RESULTS OF OPERATIONS
Service Revenue
Service revenue consists of communication services subscriptions, platform usage revenue, and related fees from our UCaaS, CCaaS, and CPaaS offerings. We plan to increase service revenue through a combination of new customer acquisition, cross-selling of additional products, including those resulting from our increased investment in innovation, to existing customers, geographic expansion of our customer base outside the United States, and innovation in product and technology, and through strategic acquisitions of technologies and businesses.
Other Revenue
Other revenue consists of revenue from professional services, primarily in support of deployment of our solutions and/or platform, and revenue from sales and rentals of IP telephones in conjunction with our cloud telephony service. Other revenue is dependent on the number of customers who choose to purchase or rent an IP telephone hardware in conjunction with our service instead of using the solution on their cell phones, computers, or other compatible devices, and/or choose to engage our professional services organization for implementation and deployment of our cloud services.
Cost of Service Revenue
Cost of service revenue consists primarily of costs associated with network operations and related personnel, technology licenses, amortization of capitalized internal-use software, other communication origination and termination services provided by third-party carriers, outsourced customer service call center operations, and other costs such as customer service, and technical support costs. We allocate overhead costs, such as information technology ("IT") and facilities, to cost of service revenue, as well as to each of the operating expense categories, generally based on relative headcount. Our IT costs include costs for IT infrastructure and personnel. Facilities costs primarily consist of office leases and related expenses.
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

RESULTS OF OPERATIONS
Three months ended June 30, 2023 Compared to Three Months Ended June 30, 2022
Revenue
Service revenue

	Three Months Ended June 30,
(In thousands, except percentages)	2023	2022	Change
Service revenue	$175,238	$179,161	$(3,923)	(2.2)%
Percentage of total revenue	95.6%	95.5%
Service revenue decreased for the three months ended June 30, 2023 compared to the three months ended June 30, 2022 primarily due to lower usage revenue in the Southeast Asia region, mainly from short messaging services ("SMS") customers. Additionally, new subscription revenue from new bookings offset increased customer churn and down-sell in our inorganic customer base.
We continue to monitor factors that could have an impact on customer buying behavior and demand, including macroeconomic conditions, contract duration, churn, upsell and down-sell, renewals, and payment terms, all of which could cause variability in our revenue.
Other revenue

	Three Months Ended June 30,
(In thousands, except percentages)	2023	2022	Change
Other revenue	$8,049	$8,459	$(410)	(4.8)%
Percentage of total revenue	4.4%	4.5%
Other revenue decreased for the three months ended June 30, 2023 compared to the three months ended June 30, 2022 due to lower professional service revenue.
Cost of Revenue
Cost of service revenue

	Three Months Ended June 30,
(In thousands, except percentages)	2023	2022	Change
Cost of service revenue	$46,276	$53,547	$(7,271)	(13.6)%
Percentage of service revenue	26.4%	29.9%
Cost of service revenue decreased in dollars and as a percentage of service revenue for the three months ended June 30, 2023 compared to the three months ended June 30, 2022 due to decreases of $3.9 million in the costs to deliver our services, $1.9 million of combined employee and consulting costs, stock-based compensation expense, and lease expenses, and $1.5 million related to the amortization of capitalized software.
We expect the total dollar amount of cost of service revenue and as a percentage of revenue to vary with the amount of service revenue and the mix of subscription and usage revenue within service revenue.
Cost of other revenue

	Three Months Ended June 30,
(In thousands, except percentages)	2023	2022	Change
Cost of other revenue	$8,398	$13,126	$(4,728)	(36.0)%
Percentage of other revenue	104.3%	155.2%
Cost of other revenue decreased both in dollars and as a percentage of other revenue for the three months ended June 30, 2023 compared to the three months ended June 30, 2022 primarily due to decreased personnel-related costs to deliver our professional services coupled with lower product costs.

Operating Expenses
Research and development

	Three Months Ended June 30,
(In thousands, except percentages)	2023	2022	Change
Research and development	$35,292	$34,955	$337	1.0%
Percentage of total revenue	19.3%	18.6%
Research and development expenses were relatively flat for the three months ended June 30, 2023 compared to the three months ended June 30, 2022.
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
Sales and marketing

	Three Months Ended June 30,
(In thousands, except percentages)	2023	2022	Change
Sales and marketing	$68,505	$83,527	$(15,022)	(18.0)%
Percentage of total revenue	37.4%	44.5%
Sales and marketing expenses decreased in dollars and as a percentage of revenue for the three months ended June 30, 2023 compared to the three months ended June 30, 2022 primarily due to decreases of $8.7 million in personnel-related and consulting costs, $3.2 million in stock-based compensation expense, $2.6 million in paid media and marketing services, and $0.5 million in channel commissions.
General and administrative

	Three Months Ended June 30,
(In thousands, except percentages)	2023	2022	Change
General and administrative	$26,226	$29,219	$(2,993)	(10.2)%
Percentage of total revenue	14.3%	15.6%
General and administrative expenses decreased both in dollars and as a percentage of other revenue for the three months ended June 30, 2023 compared to the three months ended June 30, 2022 primarily due to decreases of $3.9 million in stock-based compensation expense and $1.0 million in acquisition, integration, and contract termination costs, partially offset by higher legal and regulatory costs of $1.9 million.
Other (expense) income, net

	Three Months Ended June 30,
(In thousands, except percentages)	2023	2022	Change
Other (expense) income, net	$(12,473)	$1,116	$(13,589)	NM
Percentage of total revenue	(6.8)%	0.6%
NM = not meaningful
We recognized $12.5 million of other expense, net during the three months ended June 30, 2023 compared to $1.1 million of other income, net during the three months ended June 30, 2022 primarily due to a $8.5 million increase in interest expense on our variable-rate term loan entered into in the second quarter of fiscal 2023, $3.3 million in unrealized foreign exchange losses, and a $1.8 million loss on early debt extinguishment attributable to our $25.0 million prepayment of our term loan.
Provision for income taxes

	Three Months Ended June 30,
(In thousands, except percentages)	2023	2022	Change
Provision for income taxes	$1,444	$405	$1,039	NM
Percentage of total revenue	0.8%	0.2%
NM = not meaningful

Provision for income taxes increased for the three months ended June 30, 2023 compared to the three months ended June 30, 2022 primarily due to higher profit before taxes in our international operations coupled with the limitation of certain state net operating loss carryforwards that can be utilized to offset the additional taxable income.
Liquidity and Capital Resources
As of June 30, 2023 and March 31, 2023, we had $138.2 million and $137.6 million, respectively, of cash and cash equivalents and investments. In addition, we had $1.0 million and $1.3 million, respectively, in restricted cash in support of letters of credit securing leases for office facilities and certain equipment for the same periods.
Our primary requirements for liquidity and capital are working capital, research and development and marketing activities, principal and interest payments on our outstanding debt and other general corporate needs. Historically, these cash requirements have been met through cash provided by operating activities and cash and cash equivalents. Our current capital deployment strategy for the remainder of fiscal 2024 is to invest excess cash on hand to support our continued growth initiatives into select markets and planned software development activities, and pay down our debt. As of June 30, 2023, we are not party to any off-balance sheet arrangements that have had or are reasonably likely to have a current or future material effect on our financial condition, results of operations, liquidity, capital expenditures, or capital resources. Significant cash requirements for the remainder of the fiscal year include our operating lease obligations, interest payments related to our debt obligations, retirement of our 2024 Notes, and operating and capital purchase commitments. For information regarding our expected cash requirements and timing of payments related to leases and noncancellable purchase commitments, see Note 5, Leases, and Note 6, Commitments and Contingencies, respectively, to the consolidated financial statements in our Form 10-K. Additionally, refer to Note 7, Convertible Senior Notes, Term Loan and Capped Calls, to the consolidated financial statements in our Form 10-K for more information related to our debt obligations and applicable covenants.
We believe that our existing cash, cash equivalents and investment balances and our anticipated cash flows from operations will be sufficient to meet our working capital, expenditure, and contractual obligation requirements for the next 12 months and the foreseeable future. Although we believe we have adequate sources of liquidity for the next 12 months and the foreseeable future, the success of our operations, the global economic outlook, and the pace of sustainable growth in our markets could impact our business and liquidity.
Period-over-Period Changes
Net cash provided by operating activities for the three months ended June 30, 2023 was $26.5 million compared to $5.8 million for the three months ended June 30, 2022. Cash used in or provided by operating activities is primarily affected by:
•net income or loss;
•cash paid for interest expense associated with the outstanding Term Loan, 2024 Notes and 2028 Notes;
•non-cash expense items, such as depreciation, amortization, and impairments;
•non-cash loss associated with extinguishment of debt;
•non-cash expense associated with stock options and stock-based compensation and awards;
•gain or loss on sale of assets; and
•changes in working capital accounts, particularly related to the timing of collections from receivables and payments of obligations, such as commissions.
Operating Activities
For the three months ended June 30, 2023, net cash provided in operating activities reflected non-cash adjustments of $46.7 million to our net loss of $15.3 million, including stock-based compensation expense of $18.2 million, depreciation and amortization expenses of $12.5 million, operating lease expenses of $2.5 million, amortization of deferred sales commission costs of $10.0 million, $1.8 million loss from debt extinguishment, and $1.1 million of amortization of debt discount and issuance costs. Non-cash adjustments were partially offset by $4.9 million of working capital adjustments driven by $7.2 million in deferred sales commission costs, $3.4 million in accounts receivable, and $2.1 million in accounts payable and accruals, partially offset by $5.5 million in deferred revenue.
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
Investing Activities
Net cash provided in investing activities was $6.8 million for the three months ended June 30, 2023, as compared to $5.8 million of cash used in the three months ended June 30, 2022. The cash provided by investing activities during the three months ended June 30, 2023 primarily related to $10.5 million of net proceeds from sales and maturities of investments, which was partially offset by $3.5 million in capitalization of internally developed software.
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
Financing Activities
Net cash used in financing activities was $25.0 million for the three months ended June 30, 2023, as compared to $0.1 million of cash provided by financing activities for the three months ended June 30, 2022. The cash used in financing activities for the three months ended June 30, 2023 was primarily driven by $25.0 million of repayments on our term loan.
Net cash provided by financing activities was $0.1 million for the three months ended June 30, 2022, as compared to $3.4 million for the three months ended June 30, 2021. The cash provided by financing activities for the three months ended June 30, 2022 was due to the issuance of common stock of $0.1 million from employee stock purchase plans and employee option exercises.
Debt Obligations
See Note 6, Convertible Senior Notes and Term Loan in the unaudited condensed consolidated financial statements included elsewhere in this Quarterly Report for information regarding our debt obligations.
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
Our consolidated financial statements are prepared in accordance with U.S. generally accepted accounting principles ("U.S. GAAP"). Refer to Note 1, The Company and Significant Accounting Policies, in the notes to the unaudited condensed consolidated financial statements included in this Quarterly Report, which describes the significant accounting policies and methods used in the preparation of our consolidated financial statements. There have been no significant changes during the three months ended June 30, 2023 to our critical accounting policies and estimates previously disclosed in our Form 10-K.
ITEM 3. Quantitative and Qualitative Disclosures About Market Risk
There have been no material changes in our exposures to market risk since March 31, 2023. For details on the Company’s interest rate and foreign currency exchange risks, see Part I, Item 7A. “Quantitative and Qualitative Information About Market Risks” in our Form 10-K.
ITEM 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, as of June 30, 2023. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of June 30, 2023, our disclosure controls and procedures were effective at the reasonable assurance level.
Changes in Internal Control Over Financial Reporting
During the three months ended June 30, 2023, there was no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
Limitations on the Effectiveness of Controls
Our management, including the Chief Executive Officer and Chief Financial Officer, does not expect that our Disclosure Controls or internal control over financial reporting will prevent all errors and all fraud. A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the control system's objectives will be met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, have been detected.

PART II. OTHER INFORMATION
ITEM 1. Legal Proceedings
Information with respect to this item may be found in Note 5, Commitments and Contingencies under the heading “Legal Proceedings” in the Notes to Unaudited Condensed Consolidated Financial Statements included in this Quarterly Report is incorporated by reference in response to this item.
ITEM 1A. Risk Factors
There have been no material changes in the risk factors previously disclosed in Part I, Item 1A. “Risks Factors” of our Form 10-K.
ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds
(a) None.
(b) None.
(c) None.
ITEM 3. Defaults Upon Senior Securities
None.
ITEM 4. Mine Safety Disclosures
Not applicable.
ITEM 5. Other Information
None of our directors or officers (as defined in Rule 16a-1(f) under the Exchange Act) adopted or terminated a Rule 10b5-1 trading arrangement or a non-Rule 10b5-1 trading arrangement (as defined in Item 408(c) of Regulation S-K) during the quarterly period covered by this Quarterly Report.
ITEM 6. Exhibits

		Incorporated by Reference
Exhibit Number	Exhibit Description	Company Form	Filing Date	Exhibit Number	Filed Herewith
3.1	Certificate of Amendment to the Restated Certificate of Incorporation of Registrant, dated July 12, 2022	8-K	7/13/2022	3.1
3.2	Amended and Restated By-Laws of 8x8, Inc.	8-K	7/28/2015	3.2
10.1	CEO Promotion Letter, dated May 26, 2023, by and between 8x8, Inc. and Samuel Wilson	8-K	5/31/2023	10.1
10.2	CFO Promotion Letter, dated June 5, 2023, by and between 8x8, Inc. and Kevin Kraus	8-K	6/6/2023	10.1
31.1	Certification of Chief Executive Officer of the Registrant pursuant to Rule 13a-14				X
31.2	Certification of Chief Financial Officer of the Registrant pursuant to Rule 13a-14				X
32.1	Certification of Chief Executive Officer of the Registrant pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002				X
32.2	Certification of Chief Financial Officer of the Registrant pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002				X
101
The following materials from 8x8, Inc.'s Quarterly Report on Form 10-Q for the three months ended June 30, 2023, formatted in Inline XBRL: (i) Condensed Consolidated Balance Sheets as of June 30, 2023 and March 31, 2023, (ii) Condensed Consolidated Statements of Operations for the three months ended June 30, 2023 and 2022, (iii) Condensed Consolidated Statements of Comprehensive Loss for the three months ended June 30, 2023 and 2022, (iv) Condensed Consolidated Statements of Stockholders’ Equity as of June 30, 2023 and 2022, (v) Condensed Consolidated Statements of Cash Flows for the three months ended June 30, 2023 and 2022, and (vi) Notes to Consolidated Financial Statements, tagged as blocks of text and including detailed tags XBRL Instance Document
					X
* Indicates management contract or compensatory plan or arrangement.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant, 8x8, Inc., a Delaware corporation, has duly caused this Quarterly Report on Form 10-Q to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Campbell, State of California, on August 8, 2023.

8x8, Inc.

/s/ Suzy Seandel
Suzy Seandel
Chief Accounting Officer
(Principal Accounting Officer and Duly Authorized Officer)