Form 10-Q
period 2023-09-30
8X8 INC /DE/
filed 2023-11-03
CIK 1023731

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM	10-Q
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2023
or
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.    ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes    ☐    No    ☒
The number of shares of the Registrant's Common Stock outstanding as of October 23, 2023 was 122,163,547.

8X8, INC.
INDEX TO QUARTERLY REPORT ON FORM 10-Q
FOR THE QUARTER ENDED SEPTEMBER 30, 2023

Forward-Looking Statements and Risk Factors
Statements contained in this quarterly report on Form 10-Q, or this "Quarterly Report", regarding our expectations, beliefs, estimates, intentions or strategies are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 (the "Securities Act") and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). Any statements contained herein that are not statements of historical fact may be deemed to be forward-looking statements. For example, words such as "may," "will," "should," "estimates," "predicts," "potential," "continue," "strategy," "believes," "anticipates," "plans," "expects," "intends," and similar expressions are intended to identify forward-looking statements. These forward-looking statements include, but are not limited to, statements regarding: industry trends; our number of customers; service revenue; cost of service revenue; research and development expenses; reducing unit costs and improving gross profit margin, or driving sustainable growth and increasing profitability and cash flow; new debt and interest expense; hiring of employees; sales and marketing expenses; general and administrative expenses in future periods; and the impact of foreign currency exchange rate and interest rate fluctuations. You should not place undue reliance on these forward-looking statements. Actual results and trends may differ materially from historical results and those projected in any such forward-looking statements depending on a variety of factors. These factors include, but are not limited to:
•the impact of economic downturns on us and our customers;
•the impact of cost increases and general inflationary pressures, as well as supply chain shortages and disruptions, on our operating expenses;
•customer cancellations and rate of customer churn;
•ongoing volatility and conflict in the political and economic environment, including Russia’s invasion of Ukraine and any macro-economic impact that it may have;
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

PART I. FINANCIAL INFORMATION
ITEM 1. Financial Statements
8X8, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited, in thousands, except share and per share amounts)

	September 30, 2023	March 31, 2023
ASSETS
Current assets:
Cash and cash equivalents	$144,030	$111,400
Restricted cash, current	521	511
Short-term investments	4,744	26,228
Accounts receivable, net of allowance for expected credit losses of $3,036 and $3,644 as of September 30, 2023 and March 31, 2023, respectively	61,063	62,307
Deferred sales commission costs, current	37,610	38,048
Other current assets	33,967	34,630
Total current assets	281,935	273,124
Property and equipment, net	53,508	57,871
Operating lease, right-of-use assets	50,396	52,444
Intangible assets, net	96,914	107,112
Goodwill	265,732	266,863
Restricted cash, non-current	462	818
Deferred sales commission costs, non-current	60,440	67,644
Other assets, non-current	14,336	15,934
Total assets	$823,723	$841,810

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$49,391	$46,802
Accrued compensation	21,793	29,614
Accrued taxes	35,854	29,570
Operating lease liabilities, current	11,623	11,504
Deferred revenue, current	33,223	34,909
Convertible senior notes, current	63,153	62,932
Other accrued liabilities	14,053	14,556
Total current liabilities	229,090	229,887
Operating lease liabilities, non-current	61,926	65,623
Deferred revenue, non-current	10,231	10,615
Convertible senior notes	197,303	196,821
Term loan	210,303	231,993
Other liabilities, non-current	4,460	6,965
Total liabilities	713,313	741,904
Commitments and contingencies (Note 5)
Stockholders' equity:
Preferred stock: $0.001 par value, 5,000,000 shares authorized, none issued and outstanding as of September 30, 2023 and March 31, 2023	—	—
Common stock: $0.001 par value, 300,000,000 shares authorized, 121,858,602 shares and 114,659,255 shares issued and outstanding as of September 30, 2023 and March 31, 2023, respectively	122	115
Additional paid-in capital	941,493	905,635
Accumulated other comprehensive loss	(15,509)	(12,927)
Accumulated deficit	(815,696)	(792,917)
Total stockholders' equity	110,410	99,906
Total liabilities and stockholders' equity	$823,723	$841,810
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

8X8, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited, in thousands except per share amounts)

	Three Months Ended September 30,		Six Months Ended September 30,
	2023	2022	2023	2022
Service revenue	$177,782	$178,556	$353,020	$357,717
Other revenue	7,217	8,833	15,266	17,292
Total revenue	184,999	187,389	368,286	375,009
Operating expenses:
Cost of service revenue	49,144	51,038	95,420	104,585
Cost of other revenue	7,958	11,000	16,356	24,126
Research and development	34,207	36,019	69,499	70,974
Sales and marketing	68,687	80,487	137,191	164,014
General and administrative	27,586	33,835	53,812	63,054
Total operating expenses	187,582	212,379	372,278	426,753
Loss from operations	(2,583)	(24,990)	(3,992)	(51,744)
Other (expense) income, net	(5,258)	13,950	(17,732)	15,066
Loss before (benefit from) provision for income taxes	(7,841)	(11,040)	(21,724)	(36,678)
Provision (benefit) for income taxes	(389)	599	1,055	1,004
Net loss	$(7,452)	$(11,639)	$(22,779)	$(37,682)

Net loss per share:
Basic and diluted	$(0.06)	$(0.10)	$(0.19)	$(0.32)
Weighted average number of shares:
Basic and diluted	120,757	116,013	118,778	117,857
OTHER (EXPENSE) INCOME, NET DETAILS
(Unaudited, in thousands)

	Three Months Ended September 30,		Six Months Ended September 30,
	2023	2022	2023	2022
Interest expense	$(8,929)	$(4,883)	$(17,899)	$(5,508)
Amortization of debt discount and issuance costs	(1,132)	(1,169)	(2,240)	(2,000)
Gain on warrants remeasurement	2,781	1,293	2,531	1,293
Gain (loss) on debt extinguishment	—	16,106	(1,766)	16,106
Gain on foreign exchange	1,565	2,124	761	4,600
Other income	457	479	881	575
Other (expense) income, net	$(5,258)	$13,950	$(17,732)	$15,066
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

8X8, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(Unaudited, in thousands)

	Three Months Ended September 30,		Six Months Ended September 30,
	2023	2022	2023	2022
Net loss	$(7,452)	$(11,639)	$(22,779)	$(37,682)
Other comprehensive income (loss), net of tax
Unrealized gain (loss) on investments in securities	7	(5)	297	(99)
Foreign currency translation adjustment	(4,320)	(8,548)	(2,879)	(16,932)
Comprehensive loss	$(11,765)	$(20,192)	$(25,361)	$(54,713)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

8X8, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(Unaudited, in thousands)

	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total
	Shares	Amount
Balance as of March 31, 2023	114,659	$115	$905,635	$(12,927)	$(792,917)	$99,906
Issuance of common stock under stock plans, less withholding	3,535	3	(3)	—	—	—
Stock-based compensation expense	—	—	18,559	—	—	18,559
Issuance of common stock under stock plans, less withholding, related to Fuze acquisition	1,038	1	(1)	—	—	—
Unrealized investment loss	—	—	—	290	—	290
Foreign currency translation adjustment	—	—	—	1,441	—	1,441
Net loss	—	—	—	—	(15,327)	(15,327)
Balance as of June 30, 2023	119,232	$119	$924,190	$(11,196)	$(808,244)	$104,869
Issuance of common stock under stock plans, less withholding	1,784	2	(2)	—	—	—
ESPP share issuance	843	1	2,365			2,366
Stock-based compensation expense	—	—	14,940	—	—	14,940
Issuance of common stock under stock plans, less withholding, related to Fuze acquisition
Unrealized investment loss	—	—	—	7	—	7
Foreign currency translation adjustment	—	—	—	(4,320)	—	(4,320)
Net loss	—	—	—	—	(7,452)	(7,452)
Balance as of September 30, 2023	121,859	$122	$941,493	$(15,509)	$(815,696)	$110,410

	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total
	Shares	Amount
Balance as of March 31, 2022	117,863	$118	$956,599	$(7,913)	$(766,438)	$182,366
Adjustment related to adoption of ASU 2020-06	—	—	(92,832)	—	46,672	(46,160)
Issuance of common stock under stock plans, less withholding	1,796	2	63	—	—	65
Stock-based compensation expense	—	—	31,807	—	—	31,807
Unrealized investment loss	—	—	—	(94)	—	(94)
Foreign currency translation adjustment	—	—	(35)	(8,384)	—	(8,419)
Net loss	—	—	—	—	(26,043)	(26,043)
Balance as of June 30, 2022	119,659	$120	$895,602	$(16,391)	$(745,809)	$133,522
Issuance of common stock under stock plans, less withholding	1,047	1	(1)	—	—	—
ESPP share issuance	419		1,648			1,648
Stock-based compensation expense	—	—	24,936	—	—	24,936
Shares repurchase	(10,695)	(11)	(60,203)	—	—	(60,214)
Shares issued for debt issuance	1,015	1	5,081	—	—	5,082
Unrealized investment loss				(5)		(5)
Foreign currency translation adjustment	—	—	—	(8,548)	—	(8,548)
Net loss	—	—	—	—	(11,639)	(11,639)
Balance as of September 30, 2022	111,445	$111	$867,063	$(24,944)	$(757,448)	$84,782

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

8X8, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited, in thousands)

	Six Months Ended September 30,
	2023	2022
Cash flows from operating activities:
Net loss	$(22,779)	$(37,682)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation	4,090	5,624
Amortization of intangible assets	10,198	10,723
Amortization of capitalized internal-use software costs	10,061	11,494
Amortization of debt discount and issuance costs	2,240	2,000
Amortization of deferred sales commission costs	20,099	18,839
Allowance for credit losses	993	1,781
Operating lease expense, net of accretion	5,109	5,925
Impairment of right-of-use assets	—	2,424
Stock-based compensation expense	32,717	52,435
Loss (gain) on debt extinguishment	1,766	(16,106)
Gain on remeasurement of warrants	(2,531)	(1,293)
Other	52	(192)
Changes in assets and liabilities:
Accounts receivable	299	(4,579)
Deferred sales commission costs	(12,068)	(13,834)
Other current and non-current assets	(1,306)	1,223
Accounts payable and accruals	(2,934)	(14,733)
Deferred revenue	(2,070)	(4,367)
Net cash provided by operating activities	43,936	19,682

Cash flows from investing activities:
Purchases of property and equipment	(1,558)	(1,845)
Capitalized internal-use software costs	(7,442)	(4,328)
Purchases of investments	(6,174)	(27,669)
Sales of investments	—	8,296
Maturities of investments	27,909	36,641
Acquisition of businesses, net of cash acquired	—	(1,250)
Net cash provided by investing activities	12,735	9,845

Cash flows from financing activities:
Proceeds from issuance of common stock under employee stock plans	2,365	1,713
Repayment of principal on term loan	(25,000)	—
Net proceeds from term loan	—	232,861
Repayment and exchange of convertible senior notes	—	(190,553)
Repurchase of common stock	—	(60,214)
Net cash used in financing activities	(22,635)	(16,193)
Effect of exchange rate changes on cash	(1,752)	(12,207)
Net increase in cash, cash equivalents and restricted cash	32,284	1,127
Cash, cash equivalents and restricted cash, beginning of year	112,729	100,714
Cash, cash equivalents and restricted cash, end of year	$145,013	$101,841

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

8X8, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)
(Unaudited, in thousands)
Supplemental disclosures of cash flow information:

	Six Months Ended September 30,
	2023	2022
Interest paid	17,799	4,654
Income taxes paid	3,118	1,167
Warrants issued in connection with term loan	—	5,915
Shares issued in connection with term loan and convertible senior notes	—	5,082
Reconciliation of cash, cash equivalents and restricted cash to the condensed consolidated balance sheets:

	As of September 30,
	2023	2022
Cash and cash equivalents	$144,030	$100,512
Restricted cash, current	521	511
Restricted cash, non-current	462	818
Total cash, cash equivalents and restricted cash	$145,013	$101,841
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
The Company is a leading Software-as-a-Service ("SaaS") provider of contact center, voice, video, chat, and enterprise-class API solutions powered by one global cloud communications platform. 8x8 empowers workforces worldwide by connecting individuals and teams, so they can collaborate faster and work smarter from anywhere. 8x8 provides real-time business analytics and intelligence, giving its customers unique insights across all interactions and channels on its platform, so they can support a distributed and hybrid working model while delighting their end-customers and accelerating their business. A majority of all revenue is generated from communication services subscriptions and platform usage. The Company also generates revenue from sales of hardware and professional services, which are complementary to the delivery of its integrated technology platform.
BASIS OF PRESENTATION AND CONSOLIDATION
The accompanying condensed consolidated financial statements are unaudited and have been prepared in accordance with U.S. generally accepted accounting principles ("U.S. GAAP") and regulations of the Securities and Exchange Commission ("SEC") regarding interim financial reporting. Accordingly, certain information and disclosures normally included in the Company's annual consolidated financial statements prepared in accordance with U.S. GAAP have been condensed or omitted. These condensed consolidated financial statements should be read in conjunction with the Company's audited consolidated financial statements as of and for the fiscal year ended March 31, 2023 and notes thereto included in the Form 10-K. There were no material changes during the three and six months ended September 30, 2023 to the Company's significant accounting policies as described in the Form 10-K.
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
USE OF ESTIMATES
The preparation of the condensed consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities and equity, disclosure of contingent assets and liabilities at the date of the consolidated financial statements, and the reported amounts of revenues and expenses during the reporting period. On an ongoing basis, the Company evaluates its estimates, including, but not limited to, those related to current expected credit losses, returns reserve for expected cancellations, fair value of and/or potential impairment of goodwill and value and useful life of long-lived assets (including intangible assets and right-of-use assets), capitalized internal-use software costs, benefit period for deferred commissions, stock-based compensation, incremental borrowing rate used to calculate operating lease liabilities, income and sales tax liabilities, convertible senior notes fair value, litigation, and other contingencies. The Company bases its estimates on known facts and circumstances, historical experience, and various other assumptions. Actual results could differ from those estimates under different assumptions or conditions.
RECENTLY ADOPTED ACCOUNTING PRONOUNCEMENTS
There were no recent accounting pronouncements that were applicable to the Company adopted during the six months ended September 30, 2023.
RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS NOT YET ADOPTED
Recent accounting pronouncements that may be applicable to the Company are not expected to have a material impact on its present or future financial statements.

2. REVENUE RECOGNITION
Disaggregation of Revenue
The Company disaggregates its revenue by geographic region. See Note 10. Geographical Information.
Contract Balances
The following table provides amounts of receivables, contract assets, and deferred revenue from contracts with customers (in thousands):

	September 30, 2023	March 31, 2023
Accounts receivable, net	$61,063	$62,307
Contract assets, current (component of Other current assets)	11,317	11,581
Contract assets, non-current (component of Other assets)	9,639	11,141
Deferred revenue, current	33,223	34,909
Deferred revenue, non-current	10,231	10,615
The change in contract assets was primarily driven by billing customers for amounts that had previously been recognized in revenue but not yet billed. The decrease in deferred revenue was due to reduced billings done in advance of performance obligations being satisfied. During the six months ended September 30, 2023, the Company recognized revenues of approximately $28.6 million that were included in deferred revenue at the beginning of the fiscal year.
Remaining Performance Obligations
The Company's subscription terms typically range from one to five years. Contract revenue from the remaining performance obligations that had not yet been recognized as of September 30, 2023 was approximately $780.0 million. This amount excludes contracts with an original expected length of less than one year. The Company expects to recognize revenue on approximately 86% of the remaining performance obligations over the next 24 months and approximately 14% over the remainder of the subscription period.
For purposes of this disclosure, the Company excludes contracts with an original expected length of less than one year. Since the new and renewal contracts entered into with customers are generally for terms of one year or longer, updating this disclosure to include contracts with a term of one year or more presents a more appropriate measure of the Company's remaining performance obligations.
Deferred Sales Commission Costs
Amortization of deferred sales commission costs for the three months ended September 30, 2023 and 2022 was approximately $10.1 million and $9.6 million, respectively, and $20.1 million and $18.8 million during the six months ended September 30, 2023 and 2022, respectively. There were no material write-offs during the three and six months ended September 30, 2023 and 2022.
3. FAIR VALUE MEASUREMENTS
Cash, cash equivalents, and available-for-sale investments were as follows (in thousands):

As of September 30, 2023	Amortized Costs	Gross Unrealized Gain	Gross Unrealized Loss	Estimated Fair Value	Cash and Cash Equivalents	Restricted Cash (Current & Non-current)	Short-Term Investments
Cash	$70,729	$—	$—	$70,729	$70,729	$—	$—
Level 1:
Money market funds	64,070	—	—	64,070	63,087	983	—
Treasury securities	599	—	—	599	—	—	599
Subtotal	135,398	—	—	135,398	133,816	983	599
Level 2:
Term deposit	10,214	—	—	10,214	10,214	—	—
Commercial paper	4,146	—	(1)	4,145	—		4,145
Subtotal	14,360	—	(1)	14,359	10,214	—	4,145
Total assets	$149,758	$—	$(1)	$149,757	$144,030	$983	$4,744

As of March 31, 2023	Amortized Costs	Gross Unrealized Gain	Gross Unrealized Loss	Estimated Fair Value	Cash and Cash Equivalents	Restricted Cash (Current & Non-current)	Short-Term Investments
Cash	$95,828	$—	$—	$95,828	$95,828	$—	$—
Level 1:
Money market funds	8,935	—	—	8,935	8,935	—	—
Treasury securities	1,599	4	(1)	1,602	—	—	1,602
Subtotal	106,362	4	(1)	106,365	104,763	—	1,602
Level 2:
Certificate of deposit	1,329	—	—	1,329	—	1,329	—
Commercial paper	8,610	—	(2)	8,608	6,637	—	1,971
Corporate debt	22,625	55	(25)	22,655	—	—	22,655
Subtotal	32,564	55	(27)	32,592	6,637	1,329	24,626
Total assets	$138,926	$59	$(28)	$138,957	$111,400	$1,329	$26,228
The restricted cash component of the money market funds is comprised of letters of credit securing leases for certain office facilities.
The Company considers its investments available to support its current operations and has classified investments in debt securities as available-for-sale securities. The Company does not intend to sell any of its investments that are in unrealized loss positions and, as of September 30, 2023, has determined that it is not more likely than not that it will be required to sell any of these investments before recovery of the entire amortized cost basis.
The Company regularly reviews the changes to the rating of its securities at the individual security level by rating agencies and reasonably monitors the surrounding economic conditions to assess the risk of expected credit losses. As of September 30, 2023, the Company did not record any allowance for credit losses on its investments.
The Company uses the Black-Scholes option-pricing valuation model to value its detachable warrants from inception and at each reporting period. Changes in the fair values of the detachable warrants liability are recorded as loss on warrants remeasurement within Other (expense) income, net in the condensed consolidated statements of operations.
The following table presents additional information about valuation techniques and inputs used for the detachable warrants (see Note 6, Convertible Senior Notes and Term Loan) that are measured at fair value and categorized within Level 3 as of September 30, 2023 and March 31, 2023 (dollars in thousands):

	September 30, 2023	March 31, 2023
Estimated fair value of detachable warrants	$2,966	$5,497
Unobservable inputs:
Stock volatility	80.0%	67.2%
Risk-free rate	4.7%	3.6%
Expected term	3.9 years	4.4 years
As of September 30, 2023 and March 31, 2023, the estimated fair value of the Company's convertible senior notes due in 2024 was $60.2 million and $57.3 million, respectively, and the estimated fair value of the Company’s convertible senior notes due in 2028 was $192.0 million and $183.0 million, respectively (see Note 6, Convertible Senior Notes and Term Loan). The fair value of the convertible senior notes was determined based on the closing price of each of the securities on the last trading day of the reporting period, and each is considered to be Level 2 in the fair value hierarchy due to limited trading activity of the debt instruments. As of September 30, 2023 and March 31, 2023, the carrying value of the Company’s Term Loan approximates its estimated fair value.

4. INTANGIBLE ASSETS AND GOODWILL
The carrying value of intangible assets consisted of the following (in thousands):

	September 30, 2023			March 31, 2023
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Technology	$46,448	$(32,582)	$13,866	$46,461	$(28,361)	$18,100
Customer relationships	105,824	(22,776)	83,048	105,836	(16,824)	89,012
Trade names and domains	582	(582)	—	584	(584)	—
Total acquired identifiable intangible assets	$152,854	$(55,940)	$96,914	$152,881	$(45,769)	$107,112
As of September 30, 2023, the weighted average remaining useful lives for technology and customer relationships were 1.9 years and 7.2 years, respectively.
The annual amortization of the Company's intangible assets, based upon existing intangible assets and current useful lives, is estimated to be as follows (in thousands):

Amount
Remainder of 2024	$10,198
2025	19,095
2026	13,896
2027	11,757
2028	11,044
Thereafter	30,924
Total	$96,914
The following table provides a summary of the changes in the carrying amounts of goodwill (in thousands):

Amount
Balance as of March 31, 2023	$266,863
Foreign currency translation	(1,131)
Balance as of September 30, 2023	$265,732
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
Operating Leases
The Company's lease obligations consist of the Company's principal facility and various leased facilities under operating lease agreements. No material leases were executed during the three months ended September 30, 2023. See Note 5. Leases in the Company's Form 10-K for more information on the Company's leases and the future minimum lease payments.
Purchase Obligations
The Company's purchase obligations include contracts with third-party customer support vendors and third-party network service providers. These contracts include minimum monthly commitments and the requirements to maintain the service level for several months.
During the six months ended September 30, 2023, the Company entered into a $28.1 million noncancellable three-year hosting service contract. Under this agreement, $3.8 million remains due during fiscal year 2024, $10.0 million will be due during fiscal 2025, and $10.5 million will be due during fiscal 2026.

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
The Company believes it has recorded adequate provisions for any such lawsuits and claims and proceedings as of September 30, 2023. The Company believes that damage amounts claimed in these matters are not meaningful indicators of potential liability. Some of the matters pending against the Company involve potential compensatory, punitive, or treble damage claims or sanctions, that, if granted, could require the Company to pay damages or make other expenditures in amounts that could have a material adverse effect on its consolidated financial statements. Given the inherent uncertainties of litigation, the ultimate outcome of the ongoing matters described herein cannot be predicted, and the Company believes it has valid defenses with respect to the legal matters pending against it. Nevertheless, the consolidated financial statements could be materially adversely affected in a particular period by the resolution of one or more of these contingencies.
State and Local Taxes and Surcharges
From time to time, the Company has received inquiries from a number of state and local taxing agencies with respect to the remittance of sales, use, telecommunications, excise, and income taxes. Several jurisdictions currently are conducting tax audits of the Company's records. The Company collects or has accrued amounts for taxes that it believes are required to be remitted. The amounts that have been remitted have historically been within the accruals established by the Company. The Company adjusts its accrual when facts relating to specific exposures warrant such adjustment. During the second quarter of fiscal 2019, the Company conducted a periodic review of the taxability of its services and determined that certain services may be subject to sales, use, telecommunications or other similar indirect taxes in certain jurisdictions. A similar review was performed on the taxability of services provided by Fuze, Inc., and it was determined that certain services may be subject to sales, use, telecommunications or other similar indirect taxes in certain jurisdictions. Accordingly, the Company recorded contingent indirect tax liabilities. As of September 30, 2023 and March 31, 2023, the Company had accrued contingent indirect tax liabilities of $15.1 million and $13.5 million, respectively.
6. CONVERTIBLE SENIOR NOTES AND TERM LOAN
2024 Notes
As of both September 30, 2023 and March 31, 2023, the Company had $63.3 million aggregate principal amount of 0.50% convertible senior notes due 2024 (the "2024 Notes") in a private placement, including the exercise in full of the initial purchasers' option to purchase additional notes. In August 2022, the Company used the proceeds from the issuance of the Term Loan (as defined below) to fund the cash portion of an exchange of the Company’s approximately $403.8 million aggregate principal amount of the 2024 Notes for cash plus approximately $201.9 million aggregate principal amount of the 2028 Notes (as defined below), and the concurrent repurchase of approximately $60.0 million of the Company’s common stock with the counterparties to such exchange.
The 2024 Notes are senior unsecured obligations of the Company, and interest is payable semiannually in arrears on February 1 and August 1 of each year. The Notes will mature on February 1, 2024, unless earlier repurchased, redeemed, or converted. During the three months ended September 30, 2023, the conditions allowing holders of the 2024 Notes to convert were not met. As of September 30, 2023, the Company was in compliance with all covenants set forth in the indenture governing the 2024 Notes.
The following table presents the net carrying amount and fair value of the liability component of the 2024 Notes (in thousands):

	September 30, 2023	March 31, 2023
Principal	$63,295	$63,295
Unamortized debt discount and issuance costs	(142)	(363)
Net carrying amount	$63,153	$62,932
The debt discount and debt issuance costs are amortized to interest expense over the term of the 2024 Notes at an effective interest rate of 1.2%.

Interest expense recognized related to the 2024 Notes was as follows (in thousands):

	Three Months Ended September 30,		Six Months Ended September 30,
	2023	2022	2023	2022
Contractual interest expense	$80	$350	$159	$975
Amortization of debt discount and issuance costs	109	633	216	1,464
Total interest expense	$189	$983	$375	$2,439
Term Loan and Warrants
As of September 30, 2023 and March 31, 2023, the Company had $225.0 million and $250.0 million, respectively, of principal amount outstanding in a senior secured term loan facility (the “Term Loan”) under a term loan credit agreement (the “Credit Agreement”) entered into on August 3, 2022 with Wilmington Savings Fund Society, FSB, as administrative agent, and certain affiliates of Francisco Partners (“FP”). The Term Loan matures on August 3, 2027 and bears interest at an annual rate equal to the term Standard Overnight Financing Rate ("Term SOFR") (subject to a floor of 1.00% and a credit spread adjustment of 0.10%), plus a margin of 6.50%. As of September 30, 2023, the effective interest rate for the Term Loan was 11.9%.
On May 9, 2023, the Company voluntarily prepaid $25.0 million of principal amount outstanding and $0.2 million of accrued interest on the Term Loan. This payment had no impact on the Company's compliance with the Term Loan covenants. As of September 30, 2023, the Company was in compliance with all covenants set forth in the credit agreement governing the Term Loan.
The obligations under the Credit Agreement will be guaranteed by the Company’s wholly-owned subsidiaries, subject to certain customary exceptions, and secured by a perfected security interest in substantially all of the Company’s tangible and intangible assets, as well as substantially all of the tangible and intangible assets of the guarantors.
In connection with the Credit Agreement, the Company issued detachable warrants (the “Warrants”) to affiliates of FP to purchase an aggregate of 3.1 million shares of the Company’s common stock with a five-year term and an exercise price of $7.15 per share (subject to adjustment) that represents a 27.5% premium over the closing price per share of the Company’s common stock on August 3, 2022. The Warrants are classified as liabilities measured at fair value during each reporting period as the Warrants contain certain terms that could result in cash settlement as a result of events outside of the Company’s control. As of September 30, 2023 and March 31, 2023, the fair value of the Warrants was $3.0 million and $5.5 million, respectively, and was recorded within other liabilities, non-current on the condensed consolidated balance sheets.
The following table presents the net carrying amount of the Term Loan (in thousands):

	September 30, 2023	March 31, 2023
Principal	$225,000	$250,000
Unamortized debt discount and issuance costs	(14,697)	(18,007)
Net carrying amount	$210,303	$231,993
Interest expense recognized related to the Term Loans was as follows (in thousands):

	Three Months Ended September 30,		Six Months Ended September 30,
	2023	2022	2023	2022
Contractual interest expense	$6,592	$3,209	$13,471	$3,209
Amortization of debt discount and issuance costs	768	434	1,542	434
Total interest expense	$7,360	$3,643	$15,013	$3,643
2028 Notes
As of September 30, 2023 and March 31, 2023, the Company had $201.9 million aggregate principal amount of 4.00% convertible senior notes due 2028 (the “2028 Notes”), with debt issuance costs of approximately $5.6 million, of which 50% was paid in the form of shares of the Company's common stock.
The 2028 Notes are senior obligations of the Company that accrue interest, payable semi-annually in arrears on February 1 and August 1 of each year. The 2028 Notes will mature on February 1, 2028, unless earlier converted, redeemed or repurchased. As of September 30, 2023, the Company was in compliance with all covenants set forth in the indenture governing the 2028 Notes.
The debt discount and debt issuance costs are amortized to interest expense over the term of the 2028 Notes at an effective interest rate of 4.7%.

The following table presents the net carrying amount of the 2028 Notes (in thousands):

	September 30, 2023	March 31, 2023
Principal	$201,914	$201,914
Unamortized debt discount and issuance costs	(4,611)	(5,093)
Net carrying amount	$197,303	$196,821
Interest expense recognized related to the 2028 Notes was as follows (in thousands):

	Three Months Ended September 30,		Six Months Ended September 30,
	2023	2022	2023	2022
Contractual interest expense	$2,036	$1,106	$4,050	$1,106
Amortization of debt discount and issuance costs	255	102	482	102
Total interest expense	$2,291	$1,208	$4,532	$1,208
7. STOCK-BASED COMPENSATION AND STOCKHOLDERS' EQUITY
The Company accounts for stock-based compensation through the measurement and recognition of compensation expense for share-based payment awards made to employees, directors or consultants over the related requisite service period, including stock appreciation rights, restricted stock, restricted stock units ("RSUs") and performance stock units ("PSUs"), qualified performance-based awards, and stock grants (all issuable under the Company's equity incentive plans).
The Company reserved 8.0 million shares of the Company's common stock for issuance under the 2022 Equity Incentive Plan (the "2022 Plan") plus the number of shares subject to awards that were outstanding under the 2012 Equity Incentive Plan (the "2012 Plan") as of 12:01 a.m. Pacific Time on June 22, 2022 (the “Prior Plan Expiration Time”), to the extent that, after the Prior Plan Expiration Time, such shares would have recycled back to the 2012 Plan in connection with the awards’ expiration, termination, cancellation, forfeiture, or repurchase, as described further below, and in each case, subject to adjustment upon certain changes in the Company’s capitalization. The 2022 Plan provides for the granting of incentive stock options to employees and non-statutory stock options to employees, directors or consultants, and granting of stock appreciation rights, restricted stock, restricted stock units and performance units, qualified performance-based awards, and stock grants. The stock option price of incentive stock options granted cannot be less than the fair market value on the effective date of the grant. Options, restricted stock, and restricted stock units generally vest over three or four years and expire ten years after the grant. As of September 30, 2023, 1,952,177 shares remained available for future grants under the 2022 Plan.
Stock-Based Compensation
The following table presents stock-based compensation expense (in thousands):

	Three Months Ended September 30,		Six Months Ended September 30,
	2023	2022	2023	2022
Cost of service revenue	$1,137	$2,436	$2,823	$5,100
Cost of other revenue	459	925	854	2,036
Research and development	5,415	7,711	13,048	15,755
Sales and marketing	3,917	6,809	8,566	14,917
General and administrative	3,592	6,740	7,426	14,627
Total	$14,520	$24,621	$32,717	$52,435
Restricted Stock Units
The following table presents the RSU activity (shares in thousands):

	Number of Shares	Weighted Average Grant Date Fair Value	Weighted Average Remaining Contractual Term (in Years)
Balance as of March 31, 2023	12,993	$8.56	1.84
Granted	6,497	3.95
Vested and released	(5,318)	8.53
Forfeited	(1,204)	7.30
Balance as of September 30, 2023	12,968	$6.38	2.06
As of September 30, 2023, there was $56.1 million of total unrecognized compensation cost related to RSUs, which is expected to be recognized over a weighted average of 2.06 years.

Performance Stock Units
PSUs are issued to a group of executives and generally time vest over periods ranging from one to three years from the grant date; vesting is generally also contingent upon achievement of applicable performance metrics or strategic objectives. Vesting of performance-based stock units granted can be tied to our total shareholder return, as measured relative to specified market indices during the applicable performance periods and be contingent upon continued service. The related stock-based compensation expense is recognized over the requisite service period, taking into account the probability that we will satisfy the performance measures or strategic objectives.
The following table presents the PSU activity (shares in thousands):

	Number of Shares	Weighted Average Grant Date Fair Value	Weighted Average Remaining Contractual Term (in Years)
Balance as of March 31, 2023	624	$11.30	1.45
Granted	2,023	1.23
Forfeited	(116)	21.83
Balance as of September 30, 2023	2,531	2.77	3.12
Total unrecognized compensation cost related to PSUs was $11.5 million as of September 30, 2023, which is expected to be recognized over a weighted average of 3.12 years.
Employee Stock Purchase Plan ("ESPP")
As of September 30, 2023, there was approximately $2.5 million of unrecognized compensation cost related to employee stock purchases. This cost is expected to be recognized over a weighted average period of 0.6 years. In July 2022, the Company added 3.6 million shares to the ESPP for future issuances, and, as of September 30, 2023, a total of 2.4 million shares were available for issuance under the ESPP.
8. INCOME TAXES
The Company's effective tax rate was 5.0% and (5.4)% for the three months ended September 30, 2023 and 2022, respectively. The difference in the effective tax rate and the U.S. federal statutory rate was primarily due to the full valuation allowance the Company maintains against its deferred tax assets after adjusting for the impact of certain provisions enacted under the Tax Cuts and Jobs Act, current tax liabilities of profitable foreign subsidiaries subject to different local income tax rates, and state taxes in the United States. The effective tax rate is calculated by dividing the provision for income taxes by the loss before provision for income taxes.
9. NET LOSS PER SHARE
The following is a reconciliation of the weighted average number of common shares outstanding used in calculating basic and diluted net loss per share (in thousands, except per share data):

	Three Months Ended September 30,		Six Months Ended September 30,
	2023	2022	2023	2022
Net loss	$(7,452)	$(11,639)	$(22,779)	$(37,682)
Weighted average common shares outstanding - basic and diluted	120,757	116,013	118,778	117,857

Net loss per share - basic and diluted	$(0.06)	$(0.10)	$(0.19)	$(0.32)
As the Company was in a loss position for all periods presented, basic net loss per share is equivalent to diluted net loss per share for all periods, as the inclusion of all potential shares of common stock outstanding would have been anti-dilutive. The following potentially weighted-average common shares were excluded from the calculation of diluted earnings per share because their inclusion would have been anti-dilutive (shares in thousands):

	Three Months Ended September 30,		Six Months Ended September 30,
	2023	2022	2023	2022
Stock options	601	811	625	787
Restricted stock units and Performance stock units	10,855	15,895	9,878	8,804
Potential shares attributable to the ESPP	1,129	751	626	512
Total anti-dilutive shares	12,585	17,457	11,129	10,103

10. GEOGRAPHICAL INFORMATION
The following tables set forth the geographic information for each period (in thousands):

	Three Months Ended September 30,		Six Months Ended September 30,
	2023	2022	2023	2022
United States	$131,124	$136,532	$261,506	$272,652
International	53,875	50,857	106,780	102,357
Total revenue	$184,999	$187,389	$368,286	$375,009

	September 30, 2023	March 31, 2023
United States	$50,035	$54,191
International	3,473	3,680
Total property and equipment, net	$53,508	$57,871
11. RELATED PARTY TRANSACTIONS
The Company has been doing business with an outside sales and marketing vendor since December 2017, which became a related party in July 2022 when a member of the Company's board of directors joined the vendor's board of directors. The Company has a two-year contract with this vendor valued at $1.4 million and paid $0.7 million during the six months ended September 30, 2023.
12. SUBSEQUENT EVENT
On October 30, 2023, in support of the Company's office-home hybrid workforce model, the Company's board of directors authorized the cessation of use of approximately 42% of leased space at the Company’s headquarters at 675 Creekside Way, Campbell, CA. The Company plans to continue to hold this space available for sublease.
The Company intends to cease use of the space on November 1, 2023 and currently estimates it will incur total non-cash lease impairment charges of between $9.0 million to $10.0 million in the quarter ending December 31, 2023. The amounts will be recorded as an impairment of operating lease, right-of-use assets, and may vary in amount and timing due to a variety of factors.

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
We generate service revenue from subscriptions and usage of our communications services and platform. We generate other revenue from professional services and the sale of office phones and other hardware equipment. We define a “customer” as one or more legal entities to which we provide services pursuant to a single contractual arrangement. In some cases, we may have multiple billing relationships with a single customer (for example, where we establish separate billing accounts for a parent company and each of its subsidiaries).

SUMMARY AND OUTLOOK
In the second quarter of fiscal 2024, our total revenue decreased $2.4 million, or approximately 1% year-over-year, to $185.0 million primarily due to a $1.6 million and $0.8 million decrease in other revenue and service revenue, respectively.
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
We use annualized recurring and usage revenue ("ARR") to measure the success of our strategy to attract and retain customers. Total ARR as of September 30, 2023 was $707 million and increased 2% from the end of the second quarter of fiscal 2023. ARR from mid-market and enterprise customers represented 76% of total ARR and remained flat compared to the end of the second quarter of fiscal 2023. We define enterprise customers as customers generating more than $100,000 in ARR, mid-market as customers with ARR between $25,000 and $100,000, and small business as customers with up to $25,000 in ARR. Mid-market customers may become enterprise customers over time as they expand their deployments and adopt more solutions from our XCaaS portfolio.
ARR from enterprise customers has increased steadily as a percentage of total ARR, increasing from 35% of total ARR in fiscal 2019 to 58% of total ARR at the end of the second quarter of fiscal 2024.
ARR associated with small business customers was 24% of total ARR for the second quarter of fiscal 2024. We remain committed to retaining our installed base of small business customers but have reduced promotional programs and digital marketing to attract new small business UCaaS-only customers. See "Key Business Metrics" below for further discussion on how we define ARR.
In August 2022, we refinanced approximately $403.8 million of the $500.0 million aggregate principal amount of 2024 Notes through an exchange for approximately $201.9 million in 2028 Notes plus approximately $181.8 million in cash. The cash payment was funded with the partial proceeds of a $250.0 million senior secured term loan due in 2027 entered into in August 2022. Concurrently with the issuance of the 2028 Notes, we repurchased 10,695,000 shares of our common stock for approximately $60 million in privately negotiated transactions with a limited number of holders. In September 2022, December 2022, and February 2023, we repurchased $6.0 million, $21.8 million, and $5.0 million in aggregate principal amount of the 2024 Notes, respectively, in separate privately negotiated transactions. Approximately $63.3 million of the 2024 Notes remained outstanding as of September 30, 2023. See Note 6, Convertible Senior Notes and Term Loan to our condensed consolidated financial statements for details. In May 2023, we voluntarily prepaid $25.0 million of principal amount outstanding on our senior secured term loan, reducing the total principal amount outstanding to $225.0 million. Due to the adjustable nature of the interest rate on our senior secured term loan, our net income may vary.
In addition, to align our resources with our long-term strategy, we conducted two separate workforce reductions in fiscal 2023 involving approximately 300 employees, primarily in the sales and marketing and general and administration functions.
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
We are not aware of any uniform standards for calculating ARR and caution that our presentation may not be consistent with that of other companies. For example, to the extent our ARR is used to evaluate trends in future revenue, such an evaluation would assume a sustained level of usage from existing CPaaS customers which may fluctuate in future periods. Our presentation of

ARR has not been derived from financial measures that have been prepared in accordance with U.S. Generally Accepted Accounting Principles.
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
Provision for (benefit from) Income Taxes
Provision for (benefit from) income taxes consists of U.S. federal and state income taxes and income taxes in certain foreign jurisdictions. As we expand the scale of our international business activities, any changes in the United States and foreign taxation of such activities may increase our overall provision for income taxes in the future. We have a valuation allowance for our United States deferred tax assets, including federal and state non-operating loss carryforwards. We expect to maintain this valuation allowance until it becomes more likely than not that the benefit of our federal and state deferred tax assets will be realized by way of expected future taxable income in the United States.

RESULTS OF OPERATIONS
Revenue
Service revenue

	Three months ended September 30,				Six Months Ended September 30,
(In thousands, except percentages)	2023	2022	Change		2023	2022	Change
Service revenue	$177,782	$178,556	$(774)	(0.4)%	$353,020	$357,717	$(4,697)	(1.3)%
Percentage of total revenue	96.1%	95.3%			95.9%	95.4%
Three Months Ended
Service revenue decreased for the three months ended September 30, 2023 compared to the three months ended September 30, 2022 primarily due to increased customer churn and down-sell in our customer base partially offset by new subscription revenue and short messaging services ("SMS") usage.
Six Months Ended
Service revenue decreased for the six months ended September 30, 2023 compared to the six months ended September 30, 2022 primarily due to increased customer churn and down-sell in our inorganic customer base and lower usage revenue in the Southeast Asia region, mainly from SMS and voice customers, offset by new subscription revenue from new organic bookings.
We continue to monitor factors that could have an impact on customer buying behavior and demand, including macroeconomic conditions, contract duration, churn, upsell and down-sell, renewals, and payment terms, all of which could cause variability in our revenue.
Other revenue

	Three months ended September 30,				Six Months Ended September 30,
(In thousands, except percentages)	2023	2022	Change		2023	2022	Change
Other revenue	$7,217	$8,833	$(1,616)	(18.3)%	$15,266	$17,292	$(2,026)	(11.7)%
Percentage of total revenue	3.9%	4.7%			4.1%	4.6%
Three Months Ended and Six Months Ended
Other revenue decreased for the three and six months ended September 30, 2023 compared to the three and six months ended September 30, 2022 due to lower professional service and product revenue.
Cost of Revenue
Cost of service revenue

	Three months ended September 30,				Six Months Ended September 30,
(In thousands, except percentages)	2023	2022	Change		2023	2022	Change
Cost of service revenue	$49,144	$51,038	$(1,894)	(3.7)%	$95,420	$104,585	$(9,165)	(8.8)%
Percentage of service revenue	27.6%	28.6%			27.0%	29.2%
Three Months Ended
Cost of service revenue decreased in dollars and as a percentage of service revenue for the three months ended September 30, 2023 compared to the three months ended September 30, 2022 due to decreases of $1.5 million in combined employee, consulting costs and stock-based compensation expense, and $1.6 million related to the amortization of capitalized software and intangible assets. The decrease was partially offset by $1.2 million increased costs to deliver our services.

Six Months Ended
Cost of service revenue decreased in dollars and as a percentage of service revenue for the six months ended September 30, 2023 compared to the six months ended September 30, 2022 due to decreases of $2.3 million in the costs to deliver our services, $3.4 million of combined employee, consulting and stock-based compensation expense, and $3.5 million related to the amortization of capitalized software and intangible assets.
We expect the total dollar amount of cost of service revenue and as a percentage of revenue to vary with the amount of service revenue and the mix of subscription and usage revenue within service revenue.
Cost of other revenue

	Three months ended September 30,				Six Months Ended September 30,
(In thousands, except percentages)	2023	2022	Change		2023	2022	Change
Cost of other revenue	$7,958	$11,000	$(3,042)	(27.7)%	$16,356	$24,126	$(7,770)	(32.2)%
Percentage of other revenue	110.3%	124.5%			107.1%	139.5%

Three Months Ended and Six Months Ended
Cost of other revenue decreased both in dollars and as a percentage of other revenue for the three and six months ended September 30, 2023 compared to the three and six months ended September 30, 2022 primarily due to decreased personnel-related costs to deliver our professional services coupled with lower product costs.
Operating Expenses
Research and development

	Three months ended September 30,				Six Months Ended September 30,
(In thousands, except percentages)	2023	2022	Change		2023	2022	Change
Research and development	$34,207	$36,019	$(1,812)	(5.0)%	$69,499	$70,974	$(1,475)	(2.1)%
Percentage of total revenue	18.5%	19.2%			18.9%	18.9%

Three Months Ended
Research and development expenses decreased for the three months ended September 30, 2023 compared to the three months ended September 30, 2022 primarily due to decreases of $2.4 million in stock-based compensation, $0.6 million in amortization of capitalized software, and $0.5 million in internally-developed software. These decreases were partially offset by increases of $1.9 million in combined employee, consulting and other costs.
Six Months Ended
Research and development expenses decreased for the six months ended September 30, 2023 compared to the six months ended September 30, 2022, primarily due to decreases of $3.3 million in stock-based compensation, $1.2 million in amortization of capitalized software, and $0.3 million in internally-developed software. These decreases were partially offset by increases of $3.4 million in combined employee, consulting and other costs.

Sales and marketing

	Three months ended September 30,				Six Months Ended September 30,
(In thousands, except percentages)	2023	2022	Change		2023	2022	Change
Sales and marketing	$68,687	$80,487	$(11,800)	(14.7)%	$137,191	$164,014	$(26,823)	(16.4)%
Percentage of total revenue	37.1%	43.0%			37.3%	43.7%
Three Months Ended
Sales and marketing expenses decreased in dollars and as a percentage of revenue for the three months ended September 30, 2023 compared to the three months ended September 30, 2022 primarily due to decreases of $6.3 million in personnel-related and consulting costs, $3.9 million in paid media and marketing services and other costs, and $2.6 million in stock-based compensation expense. These decreases were partially offset by an increase of $1.1 million in channel commissions.
Six Months Ended
Sales and marketing expenses decreased in dollars and as a percentage of revenue for the six months ended September 30, 2023 compared to the six months ended September 30, 2022 primarily due to decreases of $13.0 million in personnel-related and consulting costs, $9.3 million of combined paid media, marketing services and other costs, and $5.6 million in stock-based compensation expense. These decreases were partially offset by an increase of $1.3 million in channel commissions.
General and administrative

	Three months ended September 30,				Six Months Ended September 30,
(In thousands, except percentages)	2023	2022	Change		2023	2022	Change
General and administrative	$27,586	$33,835	$(6,249)	(18.5)%	$53,812	$63,054	$(9,242)	(14.7)%
Percentage of total revenue	14.9%	18.1%			14.6%	16.8%
Three Months Ended
General and administrative expenses decreased both in dollars and as a percentage of other revenue for the three months ended September 30, 2023 compared to the three months ended September 30, 2022 primarily due to decreases of $3.8 million of combined acquisition, integration, contract termination and other costs, $3.1 million in stock-based compensation expense, and $2.6 million in personnel-related and consulting costs. These decreases were partially offset by higher legal and regulatory costs of $3.3 million primarily related to indirect tax contingencies.
Six Months Ended
General and administrative expenses decreased both in dollars and as a percentage of other revenue for the six months ended September 30, 2023 compared to the six months ended September 30, 2022 primarily due to decreases of $7.0 million in stock-based compensation, $4.7 million of combined acquisition, integration, contract termination and other costs, and $2.8 million in personnel-related, consulting and other costs. These decreases were partially offset by a $5.2 million increase in legal and regulatory costs primarily related to indirect tax contingencies.

Other (expense) income, net

	Three months ended September 30,				Six Months Ended September 30,
(In thousands, except percentages)	2023	2022	Change		2023	2022	Change
Other (expense) Income, net	$(5,258)	$13,950	$(19,208)	NM	$(17,732)	$15,066	$(32,798)	NM
Percentage of total revenue	(2.8)%	7.4%			(4.8)%	4.0%
NM = not meaningful

Three Months Ended
We recognized $5.3 million of other expense, net during the three months ended September 30, 2023 compared to $14.0 million of other income, net during the three months ended September 30, 2022 primarily due to a $16.1 million gain from debt extinguishment from the 2024 convertible notes recorded in the prior year comparable period, a $4.0 million increase in interest expense on our variable-rate term loan entered into in the second quarter of fiscal 2023, and $0.6 million in unrealized foreign exchange losses. These were partially offset by a $1.5 million gain on remeasurement of warrants issued in connection with the term loan.
Six Months Ended
We recognized $17.7 million of other expense, net during the six months ended September 30, 2023 compared to $15.1 million of other income, net during the six months ended September 30, 2022 primarily due to $16.1 million gain from debt extinguishment from the 2024 convertible notes recorded in the prior year comparable period, $1.8 million loss from debt extinguishment from the 2024 convertible notes recorded in the current period, a $12.4 million increase in interest expense on our variable-rate term loan entered into in the second quarter of fiscal 2023, and $3.8 million in unrealized foreign exchange losses. These were partially offset by a $1.2 million gain on remeasurement of warrants issued in connection with the term loan.
Provision (benefit) for income taxes

	Three months ended September 30,				Six Months Ended September 30,
(In thousands, except percentages)	2023	2022	Change		2023	2022	Change
Provision (benefit) for income taxes	$(389)	$599	$(988)	NM	$1,055	$1,004	$51	NM
Percentage of total revenue	(0.2)%	0.3%			0.3%	0.3%
NM = not meaningful
Three Months Ended
Provision (benefit) for income taxes decreased for the three months ended September 30, 2023 compared to the three months ended September 30, 2022 primarily due to the change in profit before taxes in our international operations coupled with an income tax benefit realized due to the release of a contingent liability related to our international operations.
Six Months Ended
Provision for income taxes increased for the six months ended September 30, 2023 compared to the six months ended September 30, 2022 primarily due to higher profit before taxes in our international operations coupled with the limitation of certain state net operating loss carryforwards that can be utilized to offset the additional taxable income.

Liquidity and Capital Resources
As of September 30, 2023 and March 31, 2023, we had $148.8 million and $137.6 million, respectively, of cash and cash equivalents and investments. In addition, we had $1.0 million and $1.3 million, respectively, in restricted cash in support of letters of credit securing leases for office facilities and certain equipment for the same periods.
Our primary requirements for liquidity and capital are working capital, research and development and marketing activities, principal and interest payments on our outstanding debt and other general corporate needs. Historically, these cash requirements have been met through cash provided by operating activities and cash and cash equivalents. Our current capital deployment strategy for the remainder of fiscal 2024 is to invest excess cash on hand to support our continued growth initiatives into select markets and planned software development activities and pay down our debt. As of September 30, 2023, we are not party to any off-balance sheet arrangements that have had or are reasonably likely to have a current or future material effect on our financial condition, results of operations, liquidity, capital expenditures, or capital resources. Significant cash requirements for the remainder of the fiscal year include our operating lease obligations, interest payments related to our debt obligations, retirement of our 2024 Notes, and operating and capital purchase commitments. For information regarding our expected cash requirements and timing of payments related to leases and noncancellable purchase commitments, see Note 5, Leases, and Note 6, Commitments and Contingencies, respectively, to the consolidated financial statements in our Form 10-K. Additionally, see Note 7, Convertible Senior Notes, Term Loan and Capped Calls, to the consolidated financial statements in our Form 10-K for more information related to our debt obligations and applicable covenants.
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

Period-over-Period Changes
Net cash provided by operating activities for the six months ended September 30, 2023 was $43.9 million compared to $19.7 million for the six months ended September 30, 2022. Cash used in or provided by operating activities is primarily affected by:
•net loss;
•cash paid for interest expense associated with the outstanding Term Loan, 2024 Notes and 2028 Notes;
•non-cash expense items, such as depreciation, amortization, accretion, allowance for credit losses and impairments;
•non-cash loss associated with extinguishment of debt;
•non-cash expense associated with stock options and stock-based compensation and awards;
•gain on remeasurement of warrants.
•changes in working capital accounts, particularly related to the timing of collections from receivables and payments of obligations, such as commissions.
Operating Activities
For the six months ended September 30, 2023, net cash provided in operating activities reflected non-cash adjustments of $84.8 million to our net loss of $22.8 million, including stock-based compensation expense of $32.7 million, depreciation and amortization expenses of $24.3 million, operating lease expenses, net of accretion, of $5.1 million, amortization of deferred sales commission costs of $20.1 million, and $2.5 million gain on warrant valuation, $1.8 million loss from debt extinguishment, and $2.2 million of amortization of debt discount and issuance costs. Non-cash adjustments were partially offset by $18.1 million of working capital adjustments driven by $12.1 million in deferred sales commission costs, $0.3 million in accounts receivable, $2.9 million in accounts payable and accruals and $2.1 million in deferred revenue.
For the six months ended September 30, 2022, net cash provided in operating activities was a result of an adjustment to net loss of $93.7 million in non-cash charges, such as stock-based compensation expense of $52.4 million, depreciation and amortization expenses of $27.8 million, amortization of deferred sales commission costs of $18.8 million, $16.1 million gain from debt extinguishment, operating lease expenses of $5.9 million, and $1.3 million gain from remeasurement of warrants. These adjustments for non-cash charges were partially offset by $36.3 million of working capital adjustments driven by $14.7 million in accounts payable and accruals and $13.8 million in deferred sales commission costs.
Investing Activities
Net cash provided in investing activities was $12.7 million for the six months ended September 30, 2023, as compared to $9.8 million of cash used in the six months ended September 30, 2022. The cash provided by investing activities during the six months ended September 30, 2023 primarily related to $21.7 million of net proceeds from maturities and purchases of investments, which was partially offset by $7.4 million in capitalization of internally developed software.
Net cash used in investing activities was $9.8 million for the six months ended September 30, 2022. The cash used in investing activities primarily related to $17.3 million of net proceeds from sales and maturities of investments, partially offset by $4.3 million of internally developed software capitalization, $1.8 million purchase of property and equipment, and $1.3 million payout of the cash holdback related to the Fuze, Inc. acquisition.
Financing Activities
Net cash used in financing activities was $22.6 million for the six months ended September 30, 2023, as compared to $16.2 million of cash provided by financing activities for the six months ended September 30, 2022. The cash used in financing activities for the six months ended September 30, 2023 was primarily driven by $25.0 million of repayments on our term loan.
Net cash provided by financing activities was $16.2 million for the six months ended September 30, 2022. The cash used in financing activities for the six months ended September 30, 2022 was primarily driven by $190.6 million of net repayment and refinancing of senior convertible notes, and $60.2 million of shares repurchased (net of $5.9 million of warrants issued), which were substantially offset by $232.9 million of net proceeds from the term loan.
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
Our consolidated financial statements are prepared in accordance with U.S. generally accepted accounting principles ("U.S. GAAP"). See Note 1, The Company and Significant Accounting Policies, in the notes to the unaudited condensed consolidated financial statements included in this Quarterly Report, which describes the significant accounting policies and methods used in the preparation of our consolidated financial statements. There have been no significant changes during the six months ended September 30, 2023 to our critical accounting policies and estimates previously disclosed in our Form 10-K.
ITEM 3. Quantitative and Qualitative Disclosures About Market Risk
There have been no material changes in our exposures to market risk since March 31, 2023. For details on the Company’s interest rate and foreign currency exchange risks, see Part I, Item 7A. “Quantitative and Qualitative Information About Market Risks” in our Form 10-K.
ITEM 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, as of September 30, 2023. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of September 30, 2023, our disclosure controls and procedures were effective at a reasonable assurance level.
Changes in Internal Control Over Financial Reporting
During the six months ended September 30, 2023, there was no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
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
(b) None.
(c) None.
ITEM 3. Defaults Upon Senior Securities
None.
ITEM 4. Mine Safety Disclosures
Not applicable.
ITEM 5. Other Information
None of our directors or officers (as defined in Rule 16a-1(f) under the Exchange Act) adopted or terminated a Rule 10b5-1 trading arrangement or a non-Rule 10b5-1 trading arrangement (as defined in Item 408(c) of Regulation S-K) during the quarterly period covered by this Quarterly Report except as described below:
Kevin Kraus, Chief Financial Officer, adopted an amended Rule 10b5-1 Trading Plan on September 12, 2023 that is intended to satisfy the affirmative defense of Rule 10b5-1(c) under the Exchange Act. Mr. Kraus's Rule 10b5-1 Trading Plan provides for the potential sale of up to 12,000 shares of the Company's common stock between December 12, 2023 and November 30, 2024.
Laurence Denny, Chief Legal Officer, adopted a Rule 10b5-1 Trading Plan on September 6, 2023 that is intended to satisfy the affirmative defense of Rule 10b5-1(c) under the Exchange Act. Mr. Denny's Rule 10b5-1 Trading Plan provides for the potential sale of up to 13,303 shares of the Company's common stock between December 6, 2023 and May 31, 2024.

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
101
The following materials from 8x8, Inc.'s Quarterly Report on Form 10-Q for the three and six months ended September 30, 2023, formatted in Inline XBRL: (i) Condensed Consolidated Balance Sheets as of September 30, 2023 and March 31, 2023, (ii) Condensed Consolidated Statements of Operations for the three and six months ended September 30, 2023 and 2022, (iii) Condensed Consolidated Statements of Comprehensive Loss for the three and six months ended September 30, 2023 and 2022, (iv) Condensed Consolidated Statements of Stockholders’ Equity as of September 30, 2023 and 2022, (v) Condensed Consolidated Statements of Cash Flows for the six months ended September 30, 2023 and 2022, and (vi) Notes to Consolidated Financial Statements, tagged as blocks of text and including detailed tags XBRL Instance Document
X
* Indicates management contract or compensatory plan or arrangement.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant, 8x8, Inc., a Delaware corporation, has duly caused this Quarterly Report on Form 10-Q to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Campbell, State of California, on November 3, 2023.

8x8, Inc.

/s/ Suzy Seandel
Suzy Seandel
Chief Accounting Officer
(Principal Accounting Officer and Duly Authorized Officer)