Form 10-Q
period 2023-12-31
8X8 INC /DE/
filed 2024-02-01
CIK 1023731

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM	10-Q
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended December 31, 2023
or
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.    ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes    ☐    No    ☒
The number of shares of the Registrant's Common Stock outstanding as of January 24, 2024 was 123,421,417.

8X8, INC.
INDEX TO QUARTERLY REPORT ON FORM 10-Q
FOR THE QUARTER ENDED DECEMBER 31, 2023

Forward-Looking Statements and Risk Factors
Statements contained in this quarterly report on Form 10-Q, or this "Quarterly Report," regarding our expectations, beliefs, estimates, intentions or strategies are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 (the "Securities Act") and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). Any statements contained herein that are not statements of historical fact may be deemed to be forward-looking statements. For example, words such as "may," "will," "should," "estimates," "predicts," "potential," "continue," "strategy," "believes," "anticipates," "plans," "expects," "intends," and similar expressions are intended to identify forward-looking statements. These forward-looking statements include, but are not limited to, statements regarding: industry trends; our number of customers; service revenue; cost of service revenue; research and development expenses; reducing unit costs and improving gross profit margin, or driving sustainable growth and increasing profitability and cash flow; new debt and interest expense; hiring of employees; sales and marketing expenses; general and administrative expenses in future periods; and the impact of foreign currency exchange rate and interest rate fluctuations. You should not place undue reliance on these forward-looking statements. Actual results and trends may differ materially from historical results and those projected in any such forward-looking statements depending on a variety of factors. These factors include, but are not limited to:
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

PART I. FINANCIAL INFORMATION
ITEM 1. Financial Statements
8X8, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited, in thousands, except share and per share amounts)

	December 31, 2023	March 31, 2023
ASSETS
Current assets:
Cash and cash equivalents	$168,513	$111,400
Restricted cash, current	356	511
Short-term investments	1,035	26,228
Accounts receivable, net of allowance for expected credit losses of $2,723 and $3,644 as of December 31, 2023 and March 31, 2023, respectively	63,042	62,307
Deferred sales commission costs, current	36,996	38,048
Other current assets	32,528	34,630
Total current assets	302,470	273,124
Property and equipment, net	55,661	57,871
Operating lease, right-of-use assets	38,546	52,444
Intangible assets, net	91,816	107,112
Goodwill	267,453	266,863
Restricted cash, non-current	462	818
Deferred sales commission costs, non-current	56,317	67,644
Other assets, non-current	13,993	15,934
Total assets	$826,718	$841,810

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$49,493	$46,802
Accrued compensation	20,573	29,614
Accrued taxes	37,781	29,570
Operating lease liabilities, current	11,763	11,504
Deferred revenue, current	32,778	34,909
Convertible senior notes, current	63,260	62,932
Other accrued liabilities	14,878	14,556
Total current liabilities	230,526	229,887
Operating lease liabilities, non-current	59,417	65,623
Deferred revenue, non-current	10,128	10,615
Convertible senior notes	197,561	196,821
Term loan	211,092	231,993
Other liabilities, non-current	8,322	6,965
Total liabilities	717,046	741,904
Commitments and contingencies (Note 5)
Stockholders' equity:
Preferred stock: $0.001 par value, 5,000,000 shares authorized, none issued and outstanding as of December 31, 2023 and March 31, 2023	—	—
Common stock: $0.001 par value, 300,000,000 shares authorized, 123,219,383 shares and 114,659,255 shares issued and outstanding as of December 31, 2023 and March 31, 2023, respectively	123	115
Additional paid-in capital	956,005	905,635
Accumulated other comprehensive loss	(9,538)	(12,927)
Accumulated deficit	(836,918)	(792,917)
Total stockholders' equity	109,672	99,906
Total liabilities and stockholders' equity	$826,718	$841,810
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

8X8, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited, in thousands except per share amounts)

	Three Months Ended December 31,		Nine Months Ended December 31,
	2023	2022	2023	2022
Service revenue	$175,069	$175,765	$528,089	$533,482
Other revenue	5,937	8,635	21,203	25,927
Total revenue	181,006	184,400	549,292	559,409
Operating expenses:
Cost of service revenue	48,983	47,335	144,403	151,920
Cost of other revenue	7,177	10,176	23,533	34,302
Research and development	32,787	35,062	102,286	106,036
Sales and marketing	66,997	79,021	204,189	243,035
General and administrative	23,419	27,158	77,231	87,788
Impairment of long-lived assets	11,034	3,729	11,034	6,153
Total operating expenses	190,397	202,481	562,676	629,234
Loss from operations	(9,391)	(18,081)	(13,384)	(69,825)
Other (expense) income, net	(11,310)	(7,912)	(29,041)	7,154
Loss before provision for income taxes	(20,701)	(25,993)	(42,425)	(62,671)
Provision for income taxes	521	37	1,576	1,041
Net loss	$(21,222)	$(26,030)	$(44,001)	$(63,712)

Net loss per share:
Basic and diluted	$(0.17)	$(0.23)	$(0.37)	$(0.55)
Weighted average number of shares:
Basic and diluted	122,556	113,201	120,042	116,298
OTHER (EXPENSE) INCOME, NET DETAILS
(Unaudited, in thousands)

	Three Months Ended December 31,		Nine Months Ended December 31,
	2023	2022	2023	2022
Interest expense	$(8,878)	$(7,607)	$(26,777)	$(13,115)
Amortization of debt discount and issuance costs	(1,157)	(1,136)	(3,397)	(3,136)
Gain (loss) on warrants remeasurement	(1,297)	(771)	1,234	522
Gain (loss) on debt extinguishment	—	2,144	(1,766)	18,250
Gain on sale of assets	—	1,757	—	1,826
Gain (loss) on foreign exchange	(1,841)	(2,616)	(1,080)	1,984
Other income	1,863	317	2,745	823
Other (expense) income, net	$(11,310)	$(7,912)	$(29,041)	$7,154
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

8X8, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(Unaudited, in thousands)

	Three Months Ended December 31,		Nine Months Ended December 31,
	2023	2022	2023	2022
Net loss	$(21,222)	$(26,030)	$(44,001)	$(63,712)
Other comprehensive income (loss), net of tax
Unrealized gain (loss) on investments in securities	(16)	(31)	281	(130)
Foreign currency translation adjustment	5,987	10,244	3,108	(6,688)
Comprehensive loss	$(15,251)	$(15,817)	$(40,612)	$(70,530)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

8X8, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(Unaudited, in thousands)

	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total
	Shares	Amount
Balance as of March 31, 2023	114,659	$115	$905,635	$(12,927)	$(792,917)	$99,906
Issuance of common stock under stock plans, less withholding	3,535	3	(3)	—	—	—
Stock-based compensation expense	—	—	18,559	—	—	18,559
Issuance of common stock under stock plans, less withholding, related to Fuze acquisition	1,038	1	(1)	—	—	—
Unrealized investment gain	—	—	—	290	—	290
Foreign currency translation adjustment	—	—	—	1,441	—	1,441
Net loss	—	—	—	—	(15,327)	(15,327)
Balance as of June 30, 2023	119,232	$119	$924,190	$(11,196)	$(808,244)	$104,869
Issuance of common stock under stock plans, less withholding	1,784	2	(2)	—	—	—
ESPP share issuance	843	1	2,365			2,366
Stock-based compensation expense	—	—	14,940	—	—	14,940
Unrealized investment gain	—	—	—	7	—	7
Foreign currency translation adjustment	—	—	—	(4,320)	—	(4,320)
Net loss	—	—	—	—	(7,452)	(7,452)
Balance as of September 30, 2023	121,859	$122	$941,493	$(15,509)	$(815,696)	$110,410
Issuance of common stock under stock plans, less withholding	1,361	1	(1)	—	—	—
Stock-based compensation expense			14,513	—	—	14,513
Unrealized investment loss	—	—	—	(16)	—	(16)
Foreign currency translation adjustment	—	—	—	5,987	—	5,987
Net loss	—	—	—	—	(21,222)	(21,222)
Balance as of December 31, 2023	123,220	$123	$956,005	$(9,538)	$(836,918)	$109,672
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total
	Shares	Amount
Balance as of March 31, 2022	117,863	$118	$956,599	$(7,913)	$(766,438)	$182,366
Adjustment related to adoption of ASU 2020-06	—	—	(92,832)	—	46,672	(46,160)
Issuance of common stock under stock plans, less withholding	1,796	2	63	—	—	65
Stock-based compensation expense	—	—	31,807	—	—	31,807
Unrealized investment loss	—	—	—	(94)	—	(94)
Foreign currency translation adjustment	—	—	(35)	(8,384)	—	(8,419)
Net loss	—	—	—	—	(26,043)	(26,043)
Balance as of June 30, 2022	119,659	$120	$895,602	$(16,391)	$(745,809)	$133,522
Issuance of common stock under stock plans, less withholding	1,047	1	(1)	—	—	—
ESPP share issuance	419		1,648			1,648
Stock-based compensation expense	—	—	24,936	—	—	24,936
Shares repurchase	(10,695)	(11)	(60,203)	—	—	(60,214)
Shares issued for debt issuance	1,015	1	5,081	—	—	5,082
Unrealized investment loss				(5)		(5)
Foreign currency translation adjustment	—	—	—	(8,548)	—	(8,548)
Net loss	—	—	—	—	(11,639)	(11,639)
Balance as of September 30, 2022	111,445	$111	$867,063	$(24,944)	$(757,448)	$84,782
Issuance of common stock under stock plans, less withholding	1,390	2	(1)	—	—	1
Stock-based compensation	—	—	21,061	—	—	21,061
Unrealized investment loss	—	—	—	(31)	—	(31)
Foreign currency translation adjustment	—	—	—	10,244	—	10,244
Net loss	—	—	—	—	(26,030)	(26,030)
Balance as of December 31, 2022	112,835	$113	$888,123	$(14,731)	$(783,478)	$90,027

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

8X8, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited, in thousands)

	Nine Months Ended December 31,
	2023	2022
Cash flows from operating activities:
Net loss	$(44,001)	$(63,712)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation	6,133	8,056
Amortization of intangible assets	15,296	15,954
Amortization of capitalized internal-use software costs	14,418	16,397
Impairment of capitalized software	—	3,729
Amortization of debt discount and issuance costs	3,397	3,136
Amortization of deferred sales commission costs	30,150	28,533
Allowance for credit losses	1,663	1,984
Operating lease expense, net of accretion	8,057	8,667
Impairment of right-of-use assets	11,034	2,424
Stock-based compensation expense	46,835	73,516
Loss (gain) on debt extinguishment	1,766	(18,250)
Gain on remeasurement of warrants	(1,234)	(522)
Gain on sale of assets	—	(1,826)
Other	(570)	(65)
Changes in assets and liabilities:
Accounts receivable	(2,188)	(236)
Deferred sales commission costs	(17,095)	(23,473)
Other current and non-current assets	(586)	4,715
Accounts payable and accruals	(4,471)	(22,858)
Deferred revenue	(2,272)	(1,005)
Net cash provided by operating activities	66,332	35,164

Cash flows from investing activities:
Purchases of property and equipment	(2,341)	(2,685)
Proceeds from sale of intangible assets	—	1,000
Capitalized internal-use software costs	(10,913)	(6,768)
Purchases of investments	(6,174)	(42,899)
Sales of investments	—	8,296
Maturities of investments	31,659	44,739
Acquisition of businesses, net of cash acquired	—	(1,250)
Net cash provided by investing activities	12,231	433

Cash flows from financing activities:
Proceeds from issuance of common stock under employee stock plans	2,365	1,710
Repayment of principal on term loan	(25,000)	—
Net proceeds from term loan	—	234,015
Repayment and exchange of convertible senior notes	—	(211,786)
Repurchase of common stock	—	(60,214)
Net cash used in financing activities	(22,635)	(36,275)
Effect of exchange rate changes on cash	674	(5,747)
Net increase in cash, cash equivalents and restricted cash	56,602	(6,425)
Cash, cash equivalents and restricted cash, beginning of year	112,729	100,714
Cash, cash equivalents and restricted cash, end of year	$169,331	$94,289

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

8X8, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)
(Unaudited, in thousands)
Supplemental and non-cash disclosures:

	Nine Months Ended December 31,
	2023	2022
Interest paid	$24,663	$9,063
Income taxes paid	5,444	1,518
Payables for property and equipment	3,861	—
Warrants issued in connection with term loan	—	5,915
Shares issued in connection with term loan and convertible senior notes	—	5,082
Reconciliation of cash, cash equivalents and restricted cash to the condensed consolidated balance sheets:

	As of December 31,
	2023	2022
Cash and cash equivalents	$168,513	$92,960
Restricted cash, current	356	511
Restricted cash, non-current	462	818
Total cash, cash equivalents and restricted cash	$169,331	$94,289
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
BASIS OF PRESENTATION AND CONSOLIDATION
The accompanying condensed consolidated financial statements are unaudited and have been prepared in accordance with U.S. generally accepted accounting principles ("U.S. GAAP") and regulations of the Securities and Exchange Commission ("SEC") regarding interim financial reporting. Accordingly, certain information and disclosures normally included in the Company's annual consolidated financial statements prepared in accordance with U.S. GAAP have been condensed or omitted. These condensed consolidated financial statements should be read in conjunction with the Company's audited consolidated financial statements as of and for the fiscal year ended March 31, 2023 and notes thereto included in the Form 10-K. There were no material changes during the three and nine months ended December 31, 2023 to the Company's significant accounting policies as described in the Form 10-K.
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
The results of operations for the three and nine months ended December 31, 2022 have been reclassified to conform to the Company's current period presentation. During the three months ended December 31, 2022, the Company reclassified $3.7 million impairment of capitalized software from research and development expenses to impairment of long-lived assets. During the nine months ended December 31, 2022, the company reclassified $3.7 million impairment of capitalized software from research and development expenses and $2.4 million impairment of right-of-use assets from general and administrative expenses to impairment of long-lived assets. The prior period reclassifications had no impact on our condensed consolidated balance sheets, statements of comprehensive loss, statements of stockholders' equity and cash flows.
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
Impairment of Long-Lived Assets
During the third quarter of fiscal year 2024, in support of the Company's office-home hybrid workforce model, the Company's board of directors authorized the cessation of use of approximately 42% of leased space at the Company’s headquarters at 675 Creekside Way, Campbell, CA (the “Company’s Headquarters”). The Company ceased use of the space on November 2, 2023, and plans to continue to hold this space available for sublease. Additionally, the Company partially ceased use of office space for a certain international lease and does not plan to hold this available for sublease.
The Company reviewed the recoverability of the related right-of-use asset and determined the changes in the intended use of these locations represented an impairment indicator, as these events indicated the carrying value of the right-of-use asset may not be recoverable. In connection with partially ceasing use of the Company’s Headquarters and an international office space, the Company recorded impairment charges of $9.9 million and $1.1 million, respectively, as the carrying amount of the right-of-use assets related to the leases exceeded its fair value based on the Company’s estimate of future discounted cash flows under the income approach. The fair value represented a Level 3 measurement and utilized certain unobservable inputs which required significant judgment and estimates, including estimated sublease income, temporary idling periods, discount rates and future cash flows based on the Company’s experience and assessment of existing market conditions. During the three and nine months ended December 31, 2023, the non-cash charge of $11.0 million was recorded as an impairment of long-lived assets on the condensed consolidated statements of operations and consisted of an $11.0 million impairment of operating lease right-of-use assets.
RECENTLY ADOPTED ACCOUNTING PRONOUNCEMENTS
There were no recent accounting pronouncements that were applicable to the Company adopted during the nine months ended December 31, 2023.
RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS NOT YET ADOPTED
In November 2023, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") No. 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures, which requires disclosure of incremental segment information on an annual and interim basis. This ASU is effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024, and requires retrospective application to all prior periods presented in the financial statements. The Company is currently evaluating the impact that this guidance will have on the presentation of its condensed consolidated financial statements and accompanying notes.
In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures, which expands disclosures in an entity’s income tax rate reconciliation table and disclosures regarding cash taxes paid both in the U.S. and foreign jurisdictions. The update will be effective for annual periods beginning after December 15, 2024. The Company is currently evaluating the impact that this guidance will have on the presentation of its condensed consolidated financial statements and accompanying notes.
2. REVENUE RECOGNITION
Disaggregation of Revenue
The Company disaggregates its revenue by geographic region. See Note 10, Geographical Information.
Contract Balances
The following table provides amounts of receivables, contract assets, and deferred revenue from contracts with customers (in thousands):

	December 31, 2023	March 31, 2023
Accounts receivable, net	$63,042	$62,307
Contract assets, current (component of Other current assets)	9,186	11,023
Contract assets, non-current (component of Other assets)	8,918	10,570
Deferred revenue, current	32,778	34,909
Deferred revenue, non-current	10,128	10,615
Contract assets are recorded for contract consideration not yet invoiced but for which the performance obligations are completed. Contract assets, net of allowances for credit losses, are included in other current assets or other assets in the Company's consolidated balance sheets, depending on if their reduction will be recognized during the succeeding twelve-month period or beyond. As of March 31, 2023, the contract assets disclosed in the table have been updated to reflect the net balance, which accounts for allowances made for credit losses.
The change in contract assets was primarily driven by billing customers for amounts that had previously been recognized in revenue but not yet billed. During the nine months ended December 31, 2023, the Company recognized revenues of approximately $35.1 million that were included in deferred revenue at the beginning of the fiscal year.
Remaining Performance Obligations
The Company's subscription terms typically range from one to five years. Contract revenue from the remaining performance obligations that had not yet been recognized as of December 31, 2023 was approximately $765.0 million. This amount excludes contracts with an original expected length of less than one year. The Company expects to recognize revenue on approximately 86% of the remaining performance obligations over the next 24 months and approximately 14% over the remainder of the subscription period.
For purposes of this disclosure, the Company excludes contracts with an original expected length of less than one year. Since the new and renewal contracts entered into with customers are generally for terms of one year or longer, updating this disclosure to include contracts with a term of one year or more presents a more appropriate measure of the Company's remaining performance obligations.

Deferred Sales Commission Costs
Amortization of deferred sales commission costs for the three months ended December 31, 2023 and 2022 was approximately $10.1 million and $9.7 million, respectively, and $30.2 million and $28.5 million during the nine months ended December 31, 2023 and 2022, respectively. There were no material write-offs during the three and nine months ended December 31, 2023 and 2022.
3. FAIR VALUE MEASUREMENTS
Cash, cash equivalents, and available-for-sale investments were as follows (in thousands):

As of December 31, 2023	Amortized Costs	Gross Unrealized Gain	Gross Unrealized Loss	Estimated Fair Value	Cash and Cash Equivalents	Restricted Cash (Current & Non-current)	Short-Term Investments
Cash	$59,185	$—	$—	$59,185	$59,185	$—	$—
Level 1:
Money market funds	88,583	—	—	88,583	87,765	818	—
Subtotal	147,768	—	—	147,768	146,950	818	—
Level 2:
Term deposit	21,563	—	—	21,563	21,563	—	—
Commercial paper	1,035	—	—	1,035	—	—	1,035
Subtotal	22,598	—	—	22,598	21,563	—	1,035
Total assets	$170,366	$—	$—	$170,366	$168,513	$818	$1,035

As of March 31, 2023	Amortized Costs	Gross Unrealized Gain	Gross Unrealized Loss	Estimated Fair Value	Cash and Cash Equivalents	Restricted Cash (Current & Non-current)	Short-Term Investments
Cash	$95,828	$—	$—	$95,828	$95,828	$—	$—
Level 1:
Money market funds	8,935	—	—	8,935	8,935	—	—
Treasury securities	1,599	4	(1)	1,602	—	—	1,602
Subtotal	106,362	4	(1)	106,365	104,763	—	1,602
Level 2:
Certificate of deposit	1,329	—	—	1,329	—	1,329	—
Commercial paper	8,610	—	(2)	8,608	6,637	—	1,971
Corporate debt	22,625	55	(25)	22,655	—	—	22,655
Subtotal	32,564	55	(27)	32,592	6,637	1,329	24,626
Total assets	$138,926	$59	$(28)	$138,957	$111,400	$1,329	$26,228
The restricted cash component of the money market funds is comprised of letters of credit securing leases for certain office facilities.
The Company considers its investments available to support its current operations and has classified investments in debt securities as available-for-sale securities. The Company does not intend to sell any of its investments that are in unrealized loss positions and, as of December 31, 2023, has determined that it is not more likely than not that it will be required to sell any of these investments before recovery of the entire amortized cost basis.
The Company regularly reviews the changes to the rating of its securities at the individual security level by rating agencies and reasonably monitors the surrounding economic conditions to assess the risk of expected credit losses. As of December 31, 2023, the Company did not record any allowance for credit losses on its investments.
The Company uses the Black-Scholes option-pricing valuation model to value its detachable warrants from inception and at each reporting period. Changes in the fair values of the detachable warrants liability are recorded as loss on warrants remeasurement within Other (expense) income, net in the condensed consolidated statements of operations.

The following table presents additional information about valuation techniques and inputs used for the detachable warrants (see Note 6, Convertible Senior Notes and Term Loan) that are measured at fair value and categorized within Level 3 as of December 31, 2023 and March 31, 2023 (dollars in thousands):

	December 31, 2023	March 31, 2023
Estimated fair value of detachable warrants	$4,263	$5,497
Unobservable inputs:
Stock volatility	69.0%	67.2%
Risk-free rate	4.0%	3.6%
Expected term	3.6 years	4.4 years
As of December 31, 2023 and March 31, 2023, the estimated fair value of the Company's convertible senior notes due in 2024 was $62.2 million and $57.3 million, respectively, and the estimated fair value of the Company’s convertible senior notes due in 2028 was $198.5 million and $183.0 million, respectively (see Note 6, Convertible Senior Notes and Term Loan). The fair value of the convertible senior notes was determined based on the closing price of each of the securities on the last trading day of the reporting period, and each is Level 2 in the fair value hierarchy due to limited trading activity of the debt instruments. As of December 31, 2023 and March 31, 2023, the carrying value of the Company’s Term Loan approximates its estimated fair value.
4. INTANGIBLE ASSETS AND GOODWILL
The carrying value of intangible assets consisted of the following (in thousands):

	December 31, 2023			March 31, 2023
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Technology	$46,465	$(34,716)	$11,749	$46,461	$(28,361)	$18,100
Customer relationships	105,832	(25,765)	80,067	105,836	(16,824)	89,012
Trade names and domains	585	(585)	—	584	(584)	—
Total acquired identifiable intangible assets	$152,882	$(61,066)	$91,816	$152,881	$(45,769)	$107,112
As of December 31, 2023, the weighted average remaining useful lives for technology and customer relationships were 1.7 years and 7.0 years, respectively.
The annual amortization of the Company's intangible assets, based upon existing intangible assets and current useful lives, is estimated to be as follows (in thousands):

Amount
Remainder of 2024	$5,099
2025	19,095
2026	13,896
2027	11,757
2028	11,044
Thereafter	30,925
Total	$91,816
The following table provides a summary of the changes in the carrying amounts of goodwill (in thousands):

Amount
Balance as of March 31, 2023	$266,863
Foreign currency translation	590
Balance as of December 31, 2023	$267,453

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
It is not possible to determine the maximum potential amount of the Company's exposure under these indemnification agreements due to the limited history of prior indemnification claims and the unique facts and circumstances involved in each agreement. Historically, payments made by the Company under these agreements have not had a material impact on the Company's operating results, financial position, or cash flows. Under some of these agreements, however, the Company's potential indemnification liability may not have a contractual limit.
Operating Leases
The Company's lease obligations consist of the Company's principal facility and various leased facilities under operating lease agreements. During the three months ended December 31, 2023, no material leases were executed. See Note 5, Leases, in the Company's Form 10-K for more information on the Company's leases and the future minimum lease payments.
Purchase Obligations
The Company's purchase obligations include contracts with third-party customer support vendors and third-party network service providers. These contracts include minimum monthly commitments and the requirements to maintain the service level for several months.
During the six months ended September 30, 2023, the Company entered into a $28.1 million noncancellable three-year hosting service contract. During the three months ended December 31, 2023, the Company placed an additional $1.0 million order to the existing noncancellable three-year hosting service contract. The updated commitment of $1.9 million remains due during fiscal year 2024, $10.0 million will be due during fiscal 2025, and $11.5 million will be due during fiscal 2026.
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
The Company believes it has recorded adequate provisions for any such lawsuits and claims and proceedings as of December 31, 2023. The Company believes that damage amounts claimed in these matters are not meaningful indicators of potential liability. Some of the matters pending against the Company involve potential compensatory, punitive, or treble damage claims or sanctions, that, if granted, could require the Company to pay damages or make other expenditures in amounts that could have a material adverse effect on its consolidated financial statements. Given the inherent uncertainties of litigation, the ultimate outcome of the ongoing matters described herein cannot be predicted, and the Company believes it has valid defenses with respect to the legal matters pending against it. Nevertheless, the consolidated financial statements could be materially adversely affected in a particular period by the resolution of one or more of these contingencies.
State and Local Taxes and Surcharges
From time to time, the Company has received inquiries from a number of state and local taxing agencies with respect to the remittance of sales, use, telecommunications, excise, and income taxes. Several jurisdictions currently are conducting tax audits of the Company's records. The Company collects or has accrued amounts for taxes that it believes are required to be remitted. The amounts that have been remitted have historically been within the accruals established by the Company. The Company adjusts its accrual when facts relating to specific exposures warrant such adjustment. The Company periodically reviews the taxability of its services and determined that certain services may be subject to sales, use, telecommunications or other similar indirect taxes in certain jurisdictions. A similar review was performed on the taxability of services provided by Fuze, Inc., and it was determined that certain services may be subject to sales, use, telecommunications or other similar indirect taxes in certain jurisdictions. Accordingly, the Company recorded contingent indirect tax liabilities. As of December 31, 2023 and March 31, 2023, the Company had accrued contingent indirect tax liabilities of $14.8 million and $13.5 million, respectively.
FCC Investigation of 8x8, Inc. and Fuze, Inc.
On November 17, 2023, the Company received a letter of inquiry from the Enforcement Bureau of the Federal Communications Commission (the “FCC”) requesting certain information and supporting documents related to an investigation of potential violations by 8x8 and Fuze in connection with certain prior period regulatory filings and payments. The Company has cooperated with the FCC in this matter and is responding to the letter of inquiry. If the FCC were to pursue separate action against the

Company, the FCC could seek to fine or impose regulatory penalties or civil liability on the Company. As of December 31, 2023, the Company has assessed that there is no probable or reasonably estimable loss.
6. CONVERTIBLE SENIOR NOTES AND TERM LOAN
2024 Notes
As of both December 31, 2023 and March 31, 2023, the Company had $63.3 million aggregate principal amount of 0.50% convertible senior notes due 2024 (the "2024 Notes") in a private placement, including the exercise in full of the initial purchasers' option to purchase additional notes. In August 2022, the Company used the proceeds from the issuance of the Term Loan (as defined below) to fund the cash portion of an exchange of the Company’s approximately $403.8 million aggregate principal amount of the 2024 Notes for cash plus approximately $201.9 million aggregate principal amount of the 2028 Notes (as defined below), and the concurrent repurchase of approximately $60.0 million of the Company’s common stock with the counterparties to such exchange.
The 2024 Notes are senior unsecured obligations of the Company, and interest is payable semiannually in arrears on February 1 and August 1 of each year. The Notes will mature on February 1, 2024, unless repurchased, redeemed, or converted earlier. During the three months ended December 31, 2023, the conditions allowing holders of the 2024 Notes to convert were not met. As of December 31, 2023, the Company was in compliance with all covenants set forth in the indenture governing the 2024 Notes.
The following table presents the net carrying amount and fair value of the liability component of the 2024 Notes (in thousands):

	December 31, 2023	March 31, 2023
Principal	$63,295	$63,295
Unamortized debt discount and issuance costs	(35)	(363)
Net carrying amount	$63,260	$62,932
The debt discount and debt issuance costs are amortized to interest expense over the term of the 2024 Notes at an effective interest rate of 1.2%.
Interest expense recognized related to the 2024 Notes was as follows (in thousands):

	Three Months Ended December 31,		Nine Months Ended December 31,
	2023	2022	2023	2022
Contractual interest expense	$80	$139	$238	$1,099
Amortization of debt discount and issuance costs	110	101	326	1,565
Total interest expense	$190	$240	$564	$2,664
Term Loan and Warrants
As of December 31, 2023 and March 31, 2023, the Company had $225.0 million and $250.0 million, respectively, of principal amount outstanding in a senior secured term loan facility (the “Term Loan”) under a term loan credit agreement (the “Credit Agreement”) entered into on August 3, 2022 with Wilmington Savings Fund Society, FSB, as administrative agent, and certain affiliates of Francisco Partners (“FP”). The Term Loan matures on August 3, 2027 and bears interest at an annual rate equal to the term Standard Overnight Financing Rate ("Term SOFR") (subject to a floor of 1.00% and a credit spread adjustment of 0.10%), plus a margin of 6.50%. As of December 31, 2023, the effective interest rate for the Term Loan was 12.0%.
On May 9, 2023, the Company voluntarily prepaid $25.0 million of principal amount outstanding and $0.2 million of accrued interest on the Term Loan. This payment had no impact on the Company's compliance with the Term Loan covenants. As of December 31, 2023, the Company was in compliance with all covenants set forth in the credit agreement governing the Term Loan.
The obligations under the Credit Agreement will be guaranteed by the Company’s wholly-owned subsidiaries, subject to certain customary exceptions, and secured by a perfected security interest in substantially all of the Company’s tangible and intangible assets, as well as substantially all of the tangible and intangible assets of the guarantors.
In connection with the Credit Agreement, the Company issued detachable warrants (the “Warrants”) to affiliates of FP to purchase an aggregate of 3.1 million shares of the Company’s common stock with a five-year term and an exercise price of $7.15 per share (subject to adjustment) that represents a 27.5% premium over the closing price per share of the Company’s common stock on August 3, 2022. The Warrants are classified as liabilities measured at fair value during each reporting period as the Warrants contain certain terms that could result in cash settlement as a result of events outside of the Company’s control. As of December 31, 2023 and March 31, 2023, the fair value of the Warrants was $4.3 million and $5.5 million, respectively, and was recorded within other liabilities, non-current on the condensed consolidated balance sheets.

The following table presents the net carrying amount of the Term Loan (in thousands):

	December 31, 2023	March 31, 2023
Principal	$225,000	$250,000
Unamortized debt discount and issuance costs	(13,908)	(18,007)
Net carrying amount	$211,092	$231,993
Interest expense recognized related to the Term Loans was as follows (in thousands):

	Three Months Ended December 31,		Nine Months Ended December 31,
	2023	2022	2023	2022
Contractual interest expense	$6,762	$5,432	$20,233	$8,835
Amortization of debt discount and issuance costs	790	788	2,333	1,221
Total interest expense	$7,552	$6,220	$22,566	$10,056
2028 Notes
As of December 31, 2023 and March 31, 2023, the Company had $201.9 million aggregate principal amount of 4.00% convertible senior notes due 2028 (the “2028 Notes”), with debt issuance costs of approximately $5.6 million, of which 50% was paid in the form of shares of the Company's common stock.
The 2028 Notes are senior obligations of the Company that accrue interest, payable semi-annually in arrears on February 1 and August 1 of each year. The 2028 Notes will mature on February 1, 2028, unless earlier converted, redeemed or repurchased. As of December 31, 2023, the Company was in compliance with all covenants set forth in the indenture governing the 2028 Notes.
The debt discount and debt issuance costs are amortized to interest expense over the term of the 2028 Notes at an effective interest rate of 4.70%.
The following table presents the net carrying amount of the 2028 Notes (in thousands):

	December 31, 2023	March 31, 2023
Principal	$201,914	$201,914
Unamortized debt discount and issuance costs	(4,353)	(5,093)
Net carrying amount	$197,561	$196,821
Interest expense recognized related to the 2028 Notes was as follows (in thousands):

	Three Months Ended December 31,		Nine Months Ended December 31,
	2023	2022	2023	2022
Contractual interest expense	$2,036	$2,037	$6,085	$3,181
Amortization of debt discount and issuance costs	258	247	739	350
Total interest expense	$2,294	$2,284	$6,824	$3,531
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
The Company reserved 8.0 million shares of the Company's common stock for issuance under the 2022 Equity Incentive Plan (the "2022 Plan") plus the number of shares subject to awards that were outstanding under the 2012 Equity Incentive Plan (the "2012 Plan") as of 12:01 a.m. Pacific Time on June 22, 2022 (the “Prior Plan Expiration Time”), to the extent that, after the Prior Plan Expiration Time, such shares would have recycled back to the 2012 Plan in connection with the awards’ expiration, termination, cancellation, forfeiture, or repurchase, as described further below, and in each case, subject to adjustment upon certain changes in the Company’s capitalization. The 2022 Plan provides for the granting of incentive stock options to employees and non-statutory stock options to employees, directors or consultants, and granting of stock appreciation rights, restricted stock, restricted stock units and performance units, qualified performance-based awards, and stock grants. The stock option price of incentive stock options granted cannot be less than the fair market value on the effective date of the grant. Options, restricted stock, and restricted stock units generally vest over three or four years and expire ten years after the grant. As of December 31, 2023, 2,177,892 shares remained available for future grants under the 2022 Plan.

Stock-Based Compensation
The following table presents stock-based compensation expense (in thousands):

	Three Months Ended December 31,		Nine Months Ended December 31,
	2023	2022	2023	2022
Cost of service revenue	$1,114	$2,137	$3,937	$7,237
Cost of other revenue	454	893	1,308	2,929
Research and development	5,406	7,139	18,454	22,894
Sales and marketing	3,611	6,582	12,177	21,498
General and administrative	3,533	4,330	10,959	18,958
Total	$14,118	$21,081	$46,835	$73,516
Restricted Stock Units
The following table presents the RSU activity (shares in thousands):

	Number of Shares	Weighted Average Grant Date Fair Value	Weighted Average Remaining Contractual Term (in Years)
Balance as of March 31, 2023	12,993	$8.56	1.84
Granted	6,497	3.95
Vested and released	(6,679)	8.63
Forfeited	(1,530)	7.24
Balance as of December 31, 2023	11,281	$6.05	1.86
As of December 31, 2023, there was $51.2 million of total unrecognized compensation cost related to RSUs, which is expected to be recognized over a weighted average of 1.86 years.
Performance Stock Units
PSUs are issued to a group of executives and generally time vest over periods ranging from one to three years from the grant date; vesting is generally also contingent upon achievement of applicable performance metrics or strategic objectives. Vesting of performance-based stock units granted can be tied to our total shareholder return, as measured relative to specified market indices during the applicable performance periods and be contingent upon continued service. The related stock-based compensation expense is recognized over the requisite service period and accounts for the probability that we will satisfy the performance measures or strategic objectives.
The following table presents the PSU activity (shares in thousands):

	Number of Shares	Weighted Average Grant Date Fair Value	Weighted Average Remaining Contractual Term (in Years)
Balance as of March 31, 2023	624	$11.30	1.45
Granted	2,023	1.23
Forfeited	(116)	21.83
Balance as of December 31, 2023	2,531	2.77	2.86
Total unrecognized compensation cost related to PSUs was $3.1 million as of December 31, 2023, which is expected to be recognized over a weighted average of 2.86 years.
Employee Stock Purchase Plan ("ESPP")
As of December 31, 2023, there was approximately $1.7 million of unrecognized compensation cost related to employee stock purchases. This cost is expected to be recognized over a weighted average period of 0.4 years. As of December 31, 2023, a total of 3.7 million shares were available for issuance under the ESPP.
8. INCOME TAXES
The Company's effective tax rate was (2.5)% and (0.1)% for the three months ended December 31, 2023 and 2022, respectively. The difference in the effective tax rate and the U.S. federal statutory rate was primarily due to the full valuation allowance the Company maintains against its deferred tax assets after adjusting for the impact of certain provisions enacted under the Tax Cuts and Jobs Act, current tax liabilities of profitable foreign subsidiaries subject to different local income tax rates, and state taxes in the United States. The effective tax rate is calculated by dividing the provision for income taxes by the loss before provision for income taxes.

9. NET LOSS PER SHARE
The following is a reconciliation of the weighted average number of common shares outstanding used in calculating basic and diluted net loss per share (in thousands, except per share data):

	Three Months Ended December 31,		Nine Months Ended December 31,
	2023	2022	2023	2022
Net loss	$(21,222)	$(26,030)	$(44,001)	$(63,712)
Weighted average common shares outstanding - basic and diluted	122,556	113,201	120,042	116,298

Net loss per share - basic and diluted	$(0.17)	$(0.23)	$(0.37)	$(0.55)
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

	Three Months Ended December 31,		Nine Months Ended December 31,
	2023	2022	2023	2022
Stock options	381	758	543	809
Restricted stock units and Performance stock units	10,451	14,025	9,809	8,289
Potential shares attributable to the ESPP	1,882	1,121	1,046	716
Total anti-dilutive shares	12,714	15,904	11,398	9,814
10. GEOGRAPHICAL INFORMATION
The following tables set forth the geographic information for each period (in thousands):

	Three Months Ended December 31,		Nine Months Ended December 31,
	2023	2022	2023	2022
United States	$124,858	$133,891	$384,344	$406,543
United Kingdom	30,592	26,648	91,919	78,420
Other International	25,556	23,861	73,029	74,446
Total revenue	$181,006	$184,400	$549,292	$559,409

	December 31, 2023	March 31, 2023
United States	$52,227	$54,191
International	3,434	3,680
Total property and equipment, net	$55,661	$57,871
11. RELATED PARTY TRANSACTIONS
The Company has been doing business with an outside sales and marketing vendor since December 2017, which became a related party in July 2022 when a member of the Company's board of directors joined the vendor's board of directors. The Company has a two-year contract with this vendor valued at $1.4 million and paid $0.7 million during the nine months ended December 31, 2023.
12. SUBSEQUENT EVENT
On February 1, 2024, the Company paid the remaining aggregate principal of $63.3 million, and accrued interest of $0.2 million, related to the 2024 Notes, which mature on February 1, 2024.

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
OVERVIEW
We are a leading provider of software-as-a-service ("SaaS") solutions for contact centers, voice communications, video meetings, employee collaboration, and embeddable communication application program interfaces ("APIs"). Our solutions empower workforces worldwide by connecting individuals and teams so they can collaborate faster, work smarter, and better serve customers, from any location. The communications capabilities and advanced AI/ML (artificial intelligence/machine learning) technologies of our contact center, communication and collaboration solutions are integrated into a comprehensive cloud-based offering powered by our global communications platform, which together comprise our 8x8 XCaaS platform solution. The XCaaS platform delivers our unified communications ("UCaaS"), contact center ("CCaaS") and communication APIs ("CPaaS") services and includes AI-driven digital assistance, intuitive user interfaces, and real-time business analytics and intelligence, enabling organizations of all sizes to design, deploy and adapt tailored communications and workflows for differentiated employee and customer experiences.
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

SUMMARY AND OUTLOOK
In the third quarter of fiscal 2024, our total revenue decreased $3.4 million, or approximately 2% year-over-year, to $181.0 million primarily due to a $2.7 million and $0.7 million decrease in other revenue and service revenue, respectively.
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
We use annualized recurring and usage revenue ("ARR") to measure the success of our strategy to attract and retain customers. We define enterprise customers as customers generating more than $100,000 in ARR, mid-market as customers with ARR between $25,000 and $100,000, and small business as customers with up to $25,000 in ARR. Customers can change categories over time based on individual ARR. The Company continues to review ARR growth, as well as changes in the mix, within the Enterprise, Mid-Market and Small Business categories and relies on the growth percentage as one of the measures of potential future performance within the specific ARR by customer size categories.
Total ARR increased 1% to $707.0 million during the three months ended December 31, 2023 from $698.0 million during the three months ended December 31, 2022. Enterprise ARR increased 2% to $409.0 million during the three months ended December 31, 2023 from $400.0 million during the three months ended December 31, 2022. Mid-Market ARR decreased 1% to $129.0 million during the three months ended December 31, 2023 from $130.0 million during the three months ended December 31, 2022. Small Business ARR remained flat at $168.0 million during the three months ended December 31, 2023, and December 31, 2022, respectively.

We remain committed to retaining our installed base of small business customers but have reduced promotional programs and digital marketing to attract new small business UCaaS-only customers. See "Key Business Metrics" below for further discussion on how we define ARR.
In August 2022, we refinanced approximately $403.8 million of the $500.0 million aggregate principal amount of 2024 Notes through an exchange for approximately $201.9 million in 2028 Notes plus approximately $181.8 million in cash. The cash payment was funded with the partial proceeds of a $250.0 million senior secured term loan due in 2027 entered into in August 2022. Concurrently with the issuance of the 2028 Notes, we repurchased 10,695,000 shares of our common stock for approximately $60 million in privately negotiated transactions with a limited number of holders. In September 2022, December 2022, and February 2023, we repurchased $6.0 million, $21.8 million, and $5.0 million in aggregate principal amount of the 2024 Notes, respectively, in separate privately negotiated transactions. Approximately $63.3 million of the 2024 Notes remained outstanding as of December 31, 2023. On February 1, 2024, we paid the remaining aggregate principal of $63.3 million, and accrued interest of $0.2 million, related to the 2024 Notes, which mature on February 1, 2024. See Note 6, Convertible Senior Notes and Term Loan and Note 12, Subsequent Event to our condensed consolidated financial statements for details. In May 2023, we voluntarily prepaid $25.0 million of principal amount outstanding on our senior secured term loan, reducing the total principal amount outstanding to $225.0 million. Due to the adjustable nature of the interest rate on our senior secured term loan, our net income may vary.
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
Annualized Recurring Subscriptions and Usage Revenue
Our management measures the success of our strategy to attract and retain customers, in part, by analyzing trends in ARR and believes ARR may be useful to investors in evaluating our performance. Our management believes ARR is a useful indicator for measuring the overall performance of the business because it includes new customer additions, add-on sales, renewals and customer churn within a single metric. Our management uses trends in ARR to assess our ongoing operations, allocate resources, and drive the performance of the business. We define ARR as (A) equal to the sum of the most recent month of (i) recurring subscription amounts and (ii) platform usage charges for all CPaaS customers that demonstrate consistent monthly usage above a minimum threshold over the prior six-month period, multiplied by 12, and (B) excluding any non-bundled or overage usage fees associated with UCaaS subscriptions.

ARR is a performance metric and should be viewed independently of revenue and deferred revenue, and ARR is not intended to be a substitute for, or combined with, any of these items. We caution that our presentation may not be consistent with that of other companies.
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
Impairment of Long-Lived Assets
Impairment of long-lived assets consists of non-cash impairment charges for right-of-use assets and capitalized software. During the third quarter of fiscal year 2024, we partially ceased use of the Company's Headquarters and an international office space. We reviewed the recoverability of the related right-of-use assets and determined an impairment indicator was identified as these events indicated the carrying value of the right-of-use assets may not be recoverable. In connection with partially ceasing use of the Company’s Headquarters and an international office space, the Company recorded impairment charges of $9.9 million and $1.1 million, respectively, as the carrying amount of the right-of-use assets related to the leases exceeded its fair value based on the Company’s estimate of future discounted cash flows related to the leased facility. During the three and nine months ended December 31, 2023, the non-cash charge of $11.0 million was recorded as an impairment of long-lived assets on the condensed consolidated statements of operations and consisted of an $11.0 million impairment of operating lease right-of-use assets. See Note 1, The Company and Significant Accounting Policies, for further details.
During the three months ended December 31, 2022, the Company recorded an impairment charge for capitalized software of $3.7 million. During the nine months ended December 31, 2022, the impairment charge of $6.2 million was due to capitalized software and right-of-use assets of $3.7 million and $2.4 million, respectively.

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
RESULTS OF OPERATIONS
Revenue
Service revenue

	Three months ended December 31,				Nine Months Ended December 31,
(In thousands, except percentages)	2023	2022	Change		2023	2022	Change
Service revenue	$175,069	$175,765	$(696)	(0.4)%	$528,089	$533,482	$(5,393)	(1.0)%
Percentage of total revenue	96.7%	95.3%			96.1%	95.4%
Three Months Ended
Service revenue decreased by $0.7 million, or 0.4%, for the three months ended December 31, 2023 compared to the three months ended December 31, 2022, and this change was driven by subscription revenue decrease of $3.1 million related to increased customer churn and down-sell partially offset by increases of $2.4 million in platform usage revenue.
Nine Months Ended
Service revenue decreased by $5.4 million, or 1.0%, for the nine months ended December 31, 2023 compared to the nine months ended December 31, 2022, and this change was driven by subscription revenue decrease of $5.4 million related to increased customer churn and down-sell.
We continue to monitor factors that could have an impact on customer buying behavior and demand, including macroeconomic conditions, contract duration, churn, upsell and down-sell, renewals, and payment terms, all of which could cause variability in our revenue.
Other revenue

	Three months ended December 31,				Nine Months Ended December 31,
(In thousands, except percentages)	2023	2022	Change		2023	2022	Change
Other revenue	$5,937	$8,635	$(2,698)	(31.2)%	$21,203	$25,927	$(4,724)	(18.2)%
Percentage of total revenue	3.3%	4.7%			3.9%	4.6%
Three Months Ended
Other revenue decreased $2.7 million, or 31.2%, for the three months ended December 31, 2023 compared to the three months ended December 31, 2022, due to lower professional service and product revenue of $1.3 million and $1.4 million, respectively.

Nine Months Ended

Other revenue decreased $4.7 million, or 18.2%, for the nine months ended December 31, 2023 compared to the nine months ended December 31, 2022, due to lower professional service and product revenue of $2.5 million and $2.2 million, respectively.

Cost of Revenue
Cost of service revenue

	Three months ended December 31,				Nine Months Ended December 31,
(In thousands, except percentages)	2023	2022	Change		2023	2022	Change
Cost of service revenue	$48,983	$47,335	$1,648	3.5%	$144,403	$151,920	$(7,517)	(4.9)%
Percentage of service revenue	28.0%	26.9%			27.3%	28.5%
Three Months Ended
Cost of service revenue increased $1.6 million, or 3.5%, for the three months ended December 31, 2023 compared to the three months ended December 31, 2022, due to $4.4 million increased costs to deliver our services. This increase was partially offset by decreases of $1.5 million related to the amortization of capitalized software, $0.7 million of software costs and $0.6 million in combined employee, consulting costs and stock-based compensation expense.
Nine Months Ended
Cost of service revenue decreased $7.5 million, or 4.9%, for the nine months ended December 31, 2023 compared to the nine months ended December 31, 2022, due to decreases of $4.9 million related to the amortization of capitalized software and intangible assets and $3.6 million of combined employee, consulting and stock-based compensation expense. These decreases were partially offset by an increase of $1.1 million in costs to deliver our services.
We expect the total dollar amount of cost of service revenue and as a percentage of revenue to vary with the amount of service revenue and the mix of subscription and usage revenue within service revenue.
Cost of other revenue

	Three months ended December 31,				Nine Months Ended December 31,
(In thousands, except percentages)	2023	2022	Change		2023	2022	Change
Cost of other revenue	$7,177	$10,176	$(2,999)	(29.5)%	$23,533	$34,302	$(10,769)	(31.4)%
Percentage of other revenue	120.9%	117.8%			111.0%	132.3%
Three Months Ended
Cost of other revenue decreased $3.0 million, or 29.5%, for the three months ended December 31, 2023 compared to the three months ended December 31, 2022 primarily due to $1.8 million decreased personnel-related costs to deliver our professional services coupled with $1.1 million lower product costs.
Nine Months Ended
Cost of other revenue decreased $10.8 million, or 31.4%, for the nine months ended December 31, 2023 compared to the nine months ended December 31, 2022 primarily due to $7.4 million decreased personnel-related costs to deliver our professional services coupled with $3.4 million lower product costs.

Operating Expenses
Research and development

	Three months ended December 31,				Nine Months Ended December 31,
(In thousands, except percentages)	2023	2022	Change		2023	2022	Change
Research and development	$32,787	$35,062	$(2,275)	(6.5)%	$102,286	$106,036	$(3,750)	(3.5)%
Percentage of total revenue	18.1%	19.0%			18.6%	19.0%
Three Months Ended
Research and development expenses decreased $2.3 million, or 6.5%, for the three months ended December 31, 2023 compared to the three months ended December 31, 2022 primarily due to decreases of $2.0 million in stock-based compensation, $0.9 million in combined amortization of capitalized software, public cloud and other costs. These decreases were partially offset by increases of $0.2 million in internally-developed software and $0.2 million in combined employee, consulting and other costs.
Nine Months Ended
Research and development expenses decreased $3.8 million, or 3.5%, for the nine months ended December 31, 2023 compared to the nine months ended December 31, 2022, primarily due to decreases of $5.2 million in stock-based compensation, $1.7 million in amortization of capitalized software, $0.4 million in software licenses and $0.4 million in internally-developed software and other costs. These decreases were partially offset by increases of $3.8 million in combined employee, consulting and other costs.
Sales and marketing

	Three months ended December 31,				Nine Months Ended December 31,
(In thousands, except percentages)	2023	2022	Change		2023	2022	Change
Sales and marketing	$66,997	$79,021	$(12,024)	(15.2)%	$204,189	$243,035	$(38,846)	(16.0)%
Percentage of total revenue	37.0%	42.9%			37.2%	43.4%
Three Months Ended
Sales and marketing expenses decreased $12.0 million, or 15.2%, for the three months ended December 31, 2023 compared to the three months ended December 31, 2022 primarily due to decreases of $5.0 million in personnel-related and consulting costs, $5.5 million in paid media and marketing services and other costs, and $2.6 million in stock-based compensation expense. These decreases were partially offset by an increase of $1.5 million in channel commissions and amortization of deferred commissions.
Nine Months Ended
Sales and marketing expenses decreased $38.8 million, or 16.0%, for the nine months ended December 31, 2023 compared to the nine months ended December 31, 2022 primarily due to decreases of $18.0 million in personnel-related and consulting costs, $16.8 million of combined paid media, marketing services and other costs, and $8.2 million in stock-based compensation expense. These decreases were partially offset by an increase of $4.3 million in channel commissions and amortization of deferred commission.

General and administrative

	Three months ended December 31,				Nine Months Ended December 31,
(In thousands, except percentages)	2023	2022	Change		2023	2022	Change
General and administrative	$23,419	$27,158	$(3,739)	(13.8)%	$77,231	$87,788	$(10,557)	(12.0)%
Percentage of total revenue	12.9%	14.7%			14.1%	15.7%
Three Months Ended
General and administrative expenses decreased $3.7 million, or 13.8%, for the three months ended December 31, 2023 compared to the three months ended December 31, 2022 primarily due to decreases of $2.7 million in personnel-related and consulting costs and $0.7 million in stock-based compensation expense.
Nine Months Ended
General and administrative expenses decreased $10.6 million, 12.0%, for the nine months ended December 31, 2023 compared to the nine months ended December 31, 2022 primarily due to decreases of $7.7 million in stock-based compensation, $5.0 million in personnel-related, consulting and other costs and $2.7 million of combined acquisition, integration, contract termination and other costs. These decreases were partially offset by a $5.0 million increase in legal and regulatory costs primarily related to indirect tax contingencies.
Impairment of Long-Lived Assets

	Three months ended December 31,				Nine Months Ended December 31,
(In thousands, except percentages)	2023	2022	Change		2023	2022	Change
Impairment of long-lived assets	$11,034	$3,729	$7,305	NM	$11,034	$6,153	$4,881	79.3%
Percentage of total revenue	6.1%	2.0%			2.0%	1.1%
Three Months Ended and Nine Months Ended
Impairment of long-lived assets increased $7.3 million and $4.9 million for the three and nine months ended December 31, 2023, respectively, compared to the three and nine months ended December 31, 2022. During the third quarter of fiscal year 2024, we partially ceased use of the Company's Headquarters and an international office space. We reviewed the recoverability of the related right-of-use assets and determined an impairment indicator was identified as these events indicated the carrying value of the right-of-use assets may not be recoverable. In connection with partially ceasing use of the Company’s Headquarters and an international office space, the Company recorded impairment charges of $9.9 million and $1.1 million, respectively, as the carrying amount of the right-of-use assets related to the leases exceeded its fair value based on the Company’s estimate of future discounted cash flows related to the leased facility. During the three and nine months ended December 31, 2023, the non-cash charge of $11.0 million was recorded as an impairment of long-lived assets on the condensed consolidated statements of operations and consisted of an $11.0 million impairment of operating lease right-of-use assets. See Note 1, The Company and Significant Accounting Policies, for further details.
During the three months ended December 31, 2022, the Company recorded an impairment charge for capitalized software of $3.7 million. During the nine months ended December 31, 2022, the impairment charge of $6.2 million was due to capitalized software and right-of-use assets of $3.7 million and $2.4 million, respectively.

Other (expense) income, net

	Three months ended December 31,				Nine Months Ended December 31,
(In thousands, except percentages)	2023	2022	Change		2023	2022	Change
Other (expense) Income, net	$(11,310)	$(7,912)	$(3,398)	42.9%	$(29,041)	$7,154	$(36,195)	NM
Percentage of total revenue	(6.2)%	(4.3)%			(5.3)%	1.3%
NM = not meaningful
Three Months Ended
We recognized $11.3 million of other expense, net during the three months ended December 31, 2023 compared to $7.9 million of other expense, net during the three months ended December 31, 2022 primarily due to a $2.1 million gain from debt extinguishment from the 2024 convertible notes recorded in the prior year comparable period, a $1.3 million increase in interest expense on our variable-rate term loan entered into in the second quarter of fiscal 2023. These were partially offset by a $1.5 million of other income driven by interest income earned on available-for-sale investments, $0.8 million in unrealized foreign exchange gain and $0.5 million gain on remeasurement of warrants issued in connection with the term loan.
Nine Months Ended
We recognized $29.0 million of other expense, net during the nine months ended December 31, 2023 compared to $7.2 million of other income, net during the nine months ended December 31, 2022 primarily due to $20.0 million gain from debt extinguishment from the 2024 convertible notes recorded in the prior year comparable period, $13.7 million increase in interest expense on our variable-rate term loan entered into in the second quarter of fiscal 2023 and $3.1 million in unrealized foreign exchange losses. These were partially offset by $1.9 million of other income driven by interest income earned on available-for-sale investments.
Provision (benefit) for income taxes

	Three months ended December 31,				Nine Months Ended December 31,
(In thousands, except percentages)	2023	2022	Change		2023	2022	Change
Provision (benefit) for income taxes	$521	$37	$484	NM	$1,576	$1,041	$535	NM
Percentage of total revenue	0.3%	—%			0.3%	0.2%
NM = not meaningful

Three Months Ended
The provision (benefit) for income taxes increased by $0.5 million for the three months ended December 31, 2023 compared to the three months ended December 31, 2022. This increase can be attributed to changes in our projected U.S. federal, state, and foreign income tax expenses, which were influenced by changes to the forecasted year-to-date profits before tax in our U.S. and international operations.
Nine Months Ended
The provision (benefit) for income taxes increased $0.5 million for the nine months ended December 31, 2023 compared to the three months ended December 31, 2022 driven by an increase to forecasted U.S. federal and state income taxes of $1.2 million and partially offset by a $0.3 million decrease in forecasted foreign tax expense as well as a $0.4 million decrease to our ASC 740-10 contingent tax liability.

Liquidity and Capital Resources
As of December 31, 2023 and March 31, 2023, we had $169.5 million and $137.6 million, respectively, of cash and cash equivalents and investments. In addition, we had $0.8 million and $1.3 million, respectively, in restricted cash in support of letters of credit securing leases for office facilities and certain equipment for the same periods.
Our primary requirements for liquidity and capital are working capital, research and development and marketing activities, principal and interest payments on our outstanding debt and other general corporate needs. Historically, these cash requirements have been met through cash provided by operating activities and cash and cash equivalents. Our current capital deployment strategy for the remainder of fiscal 2024 is to invest excess cash on hand to support our continued growth initiatives into select markets and planned software development activities and pay down our debt. As of December 31, 2023, we are not party to any off-balance sheet arrangements that have had or are reasonably likely to have a current or future material effect on our financial condition, results of operations, liquidity, capital expenditures, or capital resources. Significant cash requirements for the remainder of the fiscal year include our operating lease obligations, interest payments related to our debt obligations, retirement of our 2024 Notes, and operating and capital purchase commitments. For information regarding our expected cash requirements and timing of payments related to leases and noncancellable purchase commitments, see Note 5, Leases, and Note 6, Commitments and Contingencies, respectively, to the consolidated financial statements in our Form 10-K. Additionally, see Note 7, Convertible Senior Notes, Term Loan and Capped Calls, to the consolidated financial statements in our Form 10-K for more information related to our debt obligations and applicable covenants.
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
Period-over-Period Changes
Net cash provided by operating activities for the nine months ended December 31, 2023 was $66.3 million compared to $35.2 million for the nine months ended December 31, 2022. Cash used in or provided by operating activities is primarily affected by:
•net loss;
•cash paid for interest expense associated with the outstanding Term Loan, 2024 Notes and 2028 Notes;
•non-cash expense items, such as depreciation, amortization, accretion, allowance for credit losses and impairments;
•non-cash loss associated with extinguishment of debt;
•non-cash expense associated with stock options and stock-based compensation and awards;
•gain on remeasurement of warrants; and
•changes in working capital accounts, particularly related to the timing of collections from receivables and payments of obligations, such as commissions.
Operating Activities
For the nine months ended December 31, 2023, net cash provided by operating activities reflected non-cash adjustments of $136.9 million to our net loss of $44.0 million, including stock-based compensation expense of $46.8 million, depreciation and amortization expenses of $35.8 million, $11.0 million impairment of right-of-use assets, operating lease expenses, net of accretion, of $8.1 million, amortization of deferred sales commission costs of $30.2 million, and $1.2 million gain on warrant valuation, $1.8 million loss from debt extinguishment, and $3.4 million of amortization of debt discount and issuance costs. Non-cash adjustments were partially offset by $26.6 million of working capital adjustments driven by $17.1 million in deferred sales commission costs, $2.2 million in accounts receivable, $4.5 million in accounts payable and accruals and $2.3 million in deferred revenue.
For the nine months ended December 31, 2022, net cash provided in operating activities was a result of an adjustment to net loss of $141.7 million in non-cash charges, such as stock-based compensation expense of $73.5 million, depreciation and amortization expenses of $40.4 million, amortization of deferred sales commission costs of $28.5 million, $18.3 million gain from debt extinguishment, operating lease expenses of $8.7 million, $2.4 million impairment of right-of-use assets and $0.5 million gain from remeasurement of warrants. These adjustments for non-cash charges were partially offset by $42.9 million of working capital adjustments driven by $22.9 million in accounts payable and accruals and $23.5 million in deferred sales commission costs.

Investing Activities
Net cash provided by investing activities was $12.2 million for the nine months ended December 31, 2023. The cash provided by investing activities during the nine months ended December 31, 2023 primarily related to $25.5 million of net proceeds from maturities and purchases of investments, which was partially offset by $10.9 million in capitalization of internally developed software and purchases of property and equipment of $2.3 million.
Net cash provided by investing activities was $0.4 million for the nine months ended December 31, 2022. The cash used in investing activities primarily related to $10.1 million of net proceeds from sales and maturities of investments, partially offset by $6.8 million of internally developed software capitalization, $2.7 million purchase of property and equipment, and $1.3 million payout of the cash holdback related to the Fuze, Inc. acquisition.
Financing Activities
Net cash used in financing activities was $22.6 million for the nine months ended December 31, 2023, as compared to $36.3 million for the nine months ended December 31, 2022. The cash used in financing activities for the nine months ended December 31, 2023 was primarily driven by $25.0 million of repayments on our term loan.
Net cash provided by financing activities was $36.3 million for the nine months ended December 31, 2022. The cash used in financing activities for the nine months ended December 31, 2022 was primarily driven by $211.8 million of net repayment and refinancing of senior convertible notes, and $60.2 million of shares repurchased (net of $5.9 million of warrants issued), which were substantially offset by $234.0 million of net proceeds from the term loan.
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
Our consolidated financial statements are prepared in accordance with U.S. generally accepted accounting principles ("U.S. GAAP"). See Note 1, The Company and Significant Accounting Policies, in the notes to the unaudited condensed consolidated financial statements included in this Quarterly Report, which describes the significant accounting policies and methods used in the preparation of our consolidated financial statements. There have been no significant changes during the nine months ended December 31, 2023 to our critical accounting policies and estimates previously disclosed in our Form 10-K.
ITEM 3. Quantitative and Qualitative Disclosures About Market Risk
There have been no material changes in our exposures to market risk since March 31, 2023. For details on the Company’s interest rate and foreign currency exchange risks, see Part I, Item 7A. “Quantitative and Qualitative Information About Market Risks” in our Form 10-K.

ITEM 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, as of December 31, 2023. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of December 31, 2023, our disclosure controls and procedures were effective at a reasonable assurance level.
Changes in Internal Control Over Financial Reporting
During the three months ended December 31, 2023, there was no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
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
Monique Bonner, Director, adopted a Rule 10b5-1 Trading Plan on December 15, 2023 that is intended to satisfy the affirmative defense of Rule 10b5-1(c) under the Exchange Act. Ms. Bonner's Rule 10b5-1 Trading Plan provides for the potential sale of up to 19,221 shares of the Company's common stock between July 29, 2024 and December 31, 2024.
ITEM 6. Exhibits

Incorporated by Reference
Exhibit Number	Exhibit Description	Company Form	Filing Date	Exhibit Number	Filed Herewith
3.1	Certificate of Amendment to the Restated Certificate of Incorporation of Registrant, dated July 12, 2022	8-K	7/13/2022	3.1
3.2	Amended and Restated By-Laws of 8x8, Inc.	8-K	7/28/2015	3.2
10.1	First Amendment to Term Loan Credit Agreement, dated May 9, 2023, by and among 8x8, Inc. Wilmington Savings Fund Society, FSB, as administrative agent, and the lenders party hereto				X
31.1	Certification of Chief Executive Officer of the Registrant pursuant to Rule 13a-14				X
31.2	Certification of Chief Financial Officer of the Registrant pursuant to Rule 13a-14				X
32.1	Certification of Chief Executive Officer of the Registrant pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002				X
32.2	Certification of Chief Financial Officer of the Registrant pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002				X
101
The following materials from 8x8, Inc.'s Quarterly Report on Form 10-Q for the three and nine months ended December 31, 2023, formatted in Inline XBRL: (i) Condensed Consolidated Balance Sheets as of December 31, 2023 and March 31, 2023, (ii) Condensed Consolidated Statements of Operations for the three and nine months ended December 31, 2023 and 2022, (iii) Condensed Consolidated Statements of Comprehensive Loss for the three and nine months ended December 31, 2023 and 2022, (iv) Condensed Consolidated Statements of Stockholders’ Equity as of December 31, 2023 and 2022, (v) Condensed Consolidated Statements of Cash Flows for the nine months ended December 31, 2023 and 2022, and (vi) Notes to Consolidated Financial Statements, tagged as blocks of text and including detailed tags XBRL Instance Document
X
* Indicates management contract or compensatory plan or arrangement.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant, 8x8, Inc., a Delaware corporation, has duly caused this Quarterly Report on Form 10-Q to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Campbell, State of California, on February 1, 2024.

8x8, Inc.

/s/ Suzy Seandel
Suzy Seandel
Chief Accounting Officer
(Principal Accounting Officer and Duly Authorized Officer)