Form 10-K
period 2024-03-31
8X8 INC /DE/
filed 2024-05-21
CIK 1023731

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended March 31, 2024
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

Large accelerated filer	☐	Accelerated filer	☒
Non-accelerated filer	☐	Smaller reporting company	☒
		Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.   ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report.  ☒
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes  ☐ No  ☒
The aggregate market value of voting stock held by non-affiliates of the Registrant on September 30, 2023, based on the closing price of $2.52 for shares of the Registrant’s common stock as reported by the Nasdaq Global Select Market, was approximately $181.1 million. Shares of common stock held by each executive officer, director, and their affiliated holders have been excluded in that such persons may be deemed to be affiliates. The determination of affiliate status for this purpose is not necessarily a conclusive determination for any other purpose.
The number of shares of the Registrant's common stock outstanding as of May 8, 2024 was 125,376,171.
DOCUMENTS INCORPORATED BY REFERENCE
Items 10, 11, 12, 13 and 14 of Part III incorporate information by reference from the Proxy Statement to be filed within 120 days of March 31, 2024 for the 2024 Annual Meeting of Stockholders.

8X8, INC.
INDEX TO ANNUAL REPORT ON FORM 10-K
FOR THE YEAR ENDED MARCH 31, 2024

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
•risks related to our secured term loan facility due 2027 and convertible senior notes due 2028, including the impact of increased interest expense and timing of any future repayments or refinancing on our stock price;
•customer cancellations and rate of customer churn;
•ongoing volatility and conflict in the political and economic environment, including the impact of Russia’s invasion of Ukraine and conflicts in the Middle East, and any related macro-economic impacts;
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
•potential future intellectual property infringement claims and other litigation that could adversely impact our business and operating results; and
•the instability in the banking system in recent years, which could adversely impact our operations and operating results.
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

ITEM 1. BUSINESS
Overview
8x8 is a leading global provider of contact center as-a-service, or CCaaS, and unified communications as-a-service, or UCaaS, software, powered by our secure cloud-native communications platform. We also provide embeddable communications platform as-a-service, or CPaaS, allowing customers to seamlessly integrate video and messaging to deliver tailored omni-channel customer experiences that increase customer engagement, loyalty and retention. Together, these solutions comprise the 8x8 XCaaS platform.
Our XCaaS platform has been deployed by a broad range of customers, ranging from small businesses to very large enterprises. At the end of fiscal 2024, more than 43% of our annualized recurring and usage revenue, or ARR (see the section entitled “Key Business Metrics” in Part II, Item 7 "MD&A" for how we define and use annualized recurring and usage revenue) was generated by customers deploying both contact center as-a-service and unified communications as-a-service solutions, compared to 40% from the end of fiscal 2023. We had more than 3.0 million paid licensed users at more than 57,000 customers worldwide at the end of the fiscal year.
Since mid-fiscal 2023, we have focused a significant portion of our investment in innovation on enhancing our contact center as-a-service solution and expanding our product portfolio to address the requirements of small- and mid-sized enterprises, which we define as enterprise customers with 100 to 10,000 employees. These customers want fully integrated solutions that deliver business outcomes, rather than point products from multiple vendors that they must integrate themselves and that create data silos and analytics gaps.
Our routes to market include indirect sales through a variety of channels, including value-added resellers, or VARs, system integrators and technology partners, as well as direct sales to new and existing customers. We have also invested in expanding our customer success organization to drive increased customer satisfaction and retention.
Our Strategy
We believe there is a large market opportunity to provide solutions for small- and mid-sized enterprises that bridge the gaps in communications and customer experience that result from siloed communications and contact center environments. Our solutions are intentionally engineered to enable information technology, or IT, teams and customer experience leaders to improve customer satisfaction, increase efficiency and drive better business outcomes for our customers.
We have prioritized investments in:
•High Levels of Customer Satisfaction. Our customer success organization is dedicated to driving positive business outcomes through a lifetime engagement model, leading to consistently high customer satisfaction levels. Our approach is built on three foundational pillars: unified product experiences across all channels, rapid value realization via a modular approach and smooth onboarding, and proactive engagement strategies to foster long-term customer value. These initiatives have led to high customer satisfaction scores among enterprise customers and recognition for our leadership and support.
•Continuous Innovation of our Advanced Cloud-Native XCaaS Platform. Utilizing a micro-services architecture, our software-as-a-service, or SaaS, platform ensures high availability and supports the rapid deployment of new features and functionalities, including artificial intelligence-based features and applications. Our innovation efforts are centered around key customer experience differentiators, including artificial intelligence-powered shared services, comprehensive capture and synchronization of customer interaction data, artificial intelligence-powered analytics, user experience/user interface, and enhanced contact center functionalities accessible to all customer-facing employees.
•Enabling a Solution Approach to Artificial Intelligence. We implement artificial intelligence natively at the platform layer for shared services and integrate purpose-built applied artificial intelligence products from our technology partner ecosystem at the data layer and in our user interface for a native-like user experience. Our approach allows customers to implement best-of-breed solutions tailored to specific use cases without the burden of integrating products from multiple vendors.
•Driving Multi-Product Adoption. Multi-product adoption significantly enhances customer revenue, satisfaction, and retention. As we broaden our product offerings through internal development and strategic technology partnerships, we are able to deliver complete solutions that deliver rapid time to value while reducing total cost of ownership. Our business development teams work with our customer success managers to identify and actively pursue cross-sell opportunities within our existing customer base.
•Acquiring New Customers. There is a substantial opportunity to transition small and mid-sized enterprises from on-premise to our cloud-based communications and contact center solutions. We are refining our lead-generation tactics and market strategies across various channels, including direct sales, e-commerce, resellers, and strategic partners, to enhance solution awareness and grow our customer base.
•Expanding our Technology Partner Ecosystem. We have developed a robust ecosystem of carefully curated technology, integration and reseller partners with solutions that complement our core platform. This ecosystem supports the integration of purpose-built applications that are tightly aligned with our platform, offering specific solutions for distinct use cases or industries. This strategy includes deep integration at the data layer and in the user interface to minimize integration challenges for customers and increase their agility to meet evolving business demands.

Our XCaaS Platform
Our XCaaS platform, built on a cutting-edge microservices architecture, utilizes our extensive global network of data centers, carrier partners, and cloud deployments to ensure high availability, scalability, and adherence to data sovereignty laws. Historically, our platform has scaled from basic communication services (local dial-tone services) to a full suite of cloud communications software including contact center, voice, team chat, video meetings, and artificial intelligence-driven analytics. Further, we provide an extensive library of application program interfaces, or APIs, and tools to integrate video, short messaging service, or SMS, messaging and other capabilities.
Our platform enables a broad range of solutions that improve employee and customer experiences, including artificial intelligence-powered self-service, intelligent routing, secure payments, and workforce management, for customer-facing employees. With our platform’s comprehensive data layer, customer interaction data can be coordinated across our unified communications as-a-service, contact center as-a-service and communications platform as-a-service solutions, as well as third-party solutions from our technology partner ecosystem, to provide contextual awareness across all customer touchpoints.
The key attributes of the 8x8 XCaaS platform include:
•A unified, cloud-native platform for contact center, communications, and collaboration, fostering efficient engagements across geographies and departmental lines, as well as improved user productivity and data security.
•Flexible service plans and deployment options to match product features to users' customer engagement profiles.
•Artificial Intelligence-enabled workflow automation and self-service, enhancing customer experience with features like rapid escalation, intelligent routing and contextual awareness.
•Comprehensive data capture on customer interactions with real-time analytics, orchestrated across multiple channels and devices, enabling actionable business insights.
•Intuitive, composable user interfaces, allowing users to quickly customize their workspaces for easy access to the tools and data needed.
•Seamless user experience across multiple devices.
•Microsoft Teams integration for enhanced internal and external communication capabilities for Microsoft Teams users.
•Extensive third-party integrations, supported by a broad ecosystem of artificial intelligence technology partners, systems integrators, and resellers.
•Strong focus on security and compliance that meets or exceeds industry standards, ensuring data protection.
•Patented Global Reach technology ensuring superior service quality and data compliance for international operations.
These features position our platform as a leader in cloud communications, empowering businesses to deliver exceptional customer experiences and achieve significant efficiencies.
Our Solutions
Through our integrated technology platform, we offer our customers a portfolio of solutions for contact center, customer engagement, voice, video, chat, short messaging service and team collaboration, unified through a set of shared services, including a common data platform, advanced analytics, reporting, and automated workflows. Our solutions are often tailored to specific use cases and vertical markets with embeddable communication application program interfaces that integrate capabilities from our technology partner ecosystem.
Our portfolio of solutions includes:
•8x8 Work: a self-contained, feature-rich, end-to-end unified communications as a service solution that delivers enterprise-grade voice services, secure video meetings, and unified messaging including direct messages, public and private team messaging rooms, and peer-to-peer short and multimedia messaging, or SMS/MMS. Through our Global Reach technology, 8x8 Work enables full public switched telephone network, or PSTN, connectivity in approximately 60 countries. Our global footprint simplifies administration and relieves customers from the burden of maintaining separate relationships with regional and national carriers and navigating complex regulatory environments across multiple geographies.
•8x8 Contact Center: a cloud-based contact center as-a-service solution that includes omnichannel customer engagement, advanced analytics, artificial intelligence-enabled self-service automation, payment card industry-compliant secure payments, workforce management and employee collaboration. Our composable user workspaces provide rich customer data for contextual awareness and allow users to manage multiple views and productivity tools from a “single pane of glass.”
•8x8 Engage: an artificial intelligence-powered, tailored solution that equips customer-facing employees outside the contact center with the tools and capabilities to deliver consistent, successful customer engagements. Combining platform capabilities traditionally available either only in unified communications as-a-service or contact center as-a-service solutions, 8x8 Engage leverages the common customer interaction data platform to provide rich data insights that are contextual and pervasive to help users outside the contact center deliver an exceptional level of service.
•8x8 Communications Platform as-a-Service: a comprehensive set of global communications platform-as-a-service capabilities that enable businesses to directly integrate our platform services within their websites, mobile apps and business systems for personalized customer engagement at a high scale. Our short messaging service, Chat App, Video Interaction, 8x8 Jitsi-as-a-Service, and Voice application program interfaces enable companies to reach their customers anywhere with a proven, reliable global network. Our communications platform as-a-service portfolio also includes Proactive Outreach, an application-to-person outbound customer engagement solution powered by 8x8’s programmable short messaging service and WhatsApp capabilities that enables personalized outbound messaging campaigns, organization-wide alerts and two-way bulk messaging. Campaign management features include scheduling, advanced routing, reporting and analytics and more.
•Solutions for Microsoft Teams: integrations with Microsoft Teams that provide reliable, integrated global telephony and customer engagement capabilities to Microsoft Teams users, including value added services such as integrated business messaging, conversational artificial intelligence, and advanced analytics. 8x8 offers one of the broadest set of enterprise voice integrations with Microsoft Teams. Our Teams integrations portfolio also include 8x8 Operator Connect and 8x8 Voice for Microsoft Teams, a purpose-built solution offering native public switched telephone network calling in Microsoft Teams through 8x8 Operator Connect for Microsoft Teams. 8x8 Contact Center for Microsoft Teams is a Microsoft-certified solution that leverages the 8x8 Operator Connect model to provide omnichannel contact center functionality.
The capabilities of our communications and contact center solutions are packaged into comprehensive service offerings called the 8x8 “X Series." Generally, X1 through X4 Series service plans provide enterprise-grade voice, unified communications, video meetings, and team collaboration functionality, as well as contact center-like features for users with direct customer engagement. and X5 through X8 Series service plans include provide the features of X1 through X4, plus contact center functionality. These service plans deliver tailored employee and customer experiences through integrated cloud communication, contact center software, and video meetings solutions. The advanced features and analytics of the 8x8 contact center service plans allow organizations to deliver personalized customer experiences, while scaling their contact center capacity though artificial intelligence-based self-service bots, and intelligent call routing.
Our detailed service plans allow our customers to match features and functionality to each user's customer engagement profile, paying for only those capabilities the business needs, while providing businesses with an upgrade path over time as their needs evolve and grow.
Technology Partner Ecosystem
Our technology partner ecosystem is a carefully curated selection of independent software vendors, or ISVs, value-added resellers, or VARs, and systems integrators that have been selected to deliver high value solutions purpose-built for specific use cases or vertical markets. These solutions are integrated at both the platform and user interface layers to simplify implementation and provide native-like experiences to users. The ecosystem includes leading providers of solutions for conversational artificial intelligence, information technology operations, customer relationship management, employee experience (including artificial intelligence-powered agent assist), workforce engagement and management, and implementation services.
Routes to Market
We sell directly to customers or through indirect sales channels. Our indirect sales channel consists of partners with multiple operating models, including global and regional networks of value-added resellers and carriers, as well as a partner network consisting of master agents and the sub-agent community, independent software vendors, system integrators, and service providers selling 8x8 solutions to small, mid-market, and enterprise businesses. Our Elevate channel program supports multiple routes to market for partners, including both resale (wholesale) and agency models, and also offers 8x8 sales and technical certifications. In addition to direct and indirect sales motions, we jointly go-to-market with some of our technology partner ecosystem partners through a 3-tiered program based on the degree of platform integration.
Our Customers
We have a diverse customer base of more than 57,000 customers, with more than 3.0 million paid business licenses, with users in over 160 countries, including small business, mid-market and enterprise customers, and across a wide range of industries and use cases. No single customer represented 10% or more of our revenue in fiscal 2024, 2023, or 2022.
Marketing and Promotional Activities
We market our services directly to end users through a variety of means, including industry conferences, trade shows, webinars, local and digital advertising channels targeting mid-market and enterprise customers. We conduct detailed analyses of the quantity and quality of leads generated by our programs and events and adjust our program mix to emphasize marketing opportunities with the highest demonstrated return on investment.
As we transform our go-to-market to align with the buying patterns of small and mid-sized enterprises and customer experience leaders, we reduced our investment in digital advertising compared to prior periods in favor of in-person small groups, targeted user groups, customer experience associations and one-on-one meetings with customers and prospects in fiscal year 2024. We also shifted from a capacity-led sales model to a performance-based model, with incremental investment in discretionary sales and marketing programs predicated on demonstrated sales productivity. These changes are designed to improve sales efficiency and increase awareness of our expanded solution portfolio and our commitment to our customers’ business success. To support these initiatives, we also expanded our reference-based peer-to-peer marketing programs.

To ensure customer feedback continues to be heard and incorporated in our development plans, we established 8x8 Customer Labs and created our Customer Advisory Board. Our Customer Labs manages our new product beta programs and other research projects providing direct customer feedback on the features and usability of our products. Our Customer Advisory Board meets several times a year to advise us as we evolve our long-term strategy and product roadmap.
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
Intellectual Property
As of March 31, 2024, we hold at least 372 patents, with another 97 United States and foreign patent applications pending. Our portfolio of patents, with expiration dates through 2042, and patent applications cover diverse aspects of our unified communications, video, application program interface and integrations, collaboration, contact center services, infrastructure, and user experience design and functionality.
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
Competition
The cloud communications industry is competitive and rapidly evolving. We expect the industry to be increasingly competitive in the future due to a number of factors including, but not limited to, the entry of new competitors into the market or the consolidation of existing competitors. Because we offer multiple services from a single platform, we compete with businesses in several overlapping industries, including voice, video meetings, chat, team messaging, contact center and enterprise-class application program interface solutions.
In connection with our voice, video meetings, chat, team messaging, contact center, and enterprise-class application program interface solutions, we face competition from other cloud service providers such as RingCentral, Inc., Genesys Telecommunications Laboratories, Inc., Zoom Video Communications, Inc., Vonage Holdings Corp.(acquired by Ericsson), Five9, Inc., NICE inContact, Inc., Talkdesk, Inc., and Twilio Inc., among others, as well as from legacy on-premises communications equipment providers, such as Avaya, Inc., Cisco Systems, Inc., and Mitel Networks Corp.
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

Operations
Our operations infrastructure consists of data management, security, quality monitoring and control, and billing systems that support the portfolio of communication and contact center services plans provided by our XCaaS platform. We invest substantial resources to further develop and manage our service monitoring real-time call management information system.
Key elements of our operations infrastructure include customer quoting and ordering capabilities, customer provisioning, customer access control, fraud control, network security, video, voice and short messaging service message routing, quality monitoring, media processing and normalization, call reliability, detailed call record and message storage, transactional metering for usage-based services, product interfaces and billing and integration with third-party applications. Our software platform manages the admission, control, rating, and routing of calls and short messaging service messages to their appropriate destinations. The platform and its assets have been built to offer connectivity, redundancy, security, and scalability. Our tools and processes aim at maximizing communications range, quality, and reliability.
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
Customer and Technical Support: 8x8 maintains a global customer support organization with operations in the United States, United Kingdom, Philippines, Singapore, Australia, India, and Romania. Customers can access 8x8 customer support services directly from the company website, or receive multi-channel technical support via phone, chat, web, and short messaging service. Emergency support is available on a 24/7 basis.
We take a lifecycle approach to customer support, supporting customers from on-boarding to deployment, and through the renewal process, to drive greater user adoption of 8x8 solutions. For our larger enterprise customers, our implementation methodology utilizes a deployment management team and provides active support through the "go-live" date at each customer site. We also have a premium success program, and for certain customers, a dedicated customer success manager as a focal point of contact for every aspect of the post-sale relationship. Finally, we offer a variety of training classes through 8x8 University, either through instructor-led classes or self-paced online learning.
Interconnection Agreements: We have agreements with short messaging service, voice, and mobile network operators worldwide. Pursuant to these agreements, we can provide inbound and outbound telephone and short messaging services to traditional telecommunication systems and mobile networks worldwide through our platform via these carriers.
Regulatory Matters
In the United States, at the federal level, we are subject to regulation by the Federal Communications Commission (the "FCC") as a provider of Voice over Internet Protocol, or VoIP, as well as state and local regulations applicable to Voice over Internet Protocol providers. For example, regulations we are subject to include E-911 services, porting of phone numbers under specific conditions, protection of customer data generated by the use of our services, and obligations to contribute to federal programs, including Universal Service Fund and other regulatory funds, as well as state and local 911 and universal service funds.
In addition to regulations at the federal and state levels, many states are also enacting privacy legislation that apply to companies like us, which collect, store, and process many types of data, including personal data. California has enacted the California Consumer Privacy Act (the "CCPA") and adopted the California Privacy Rights Act (the “CPRA"). The CCPA and the CPRA impose new obligations on qualifying for-profit companies, like us, doing business in California and substantially increases potential liability for such companies for failure to comply with data protection rules applicable to California residents. In addition, Virginia, Colorado, Connecticut and Utah enacted new comprehensive privacy laws. Texas, Oregon, and Montana have enacted new privacy laws that will become effective in 2024. Delaware, Iowa, Maryland, New Hampshire, New Jersey, and Tennessee have enacted new privacy laws that will become effective in 2025, and Indiana has enacted a new privacy law that will become effective in 2026. All of these new privacy laws impose new obligations on us.
Internationally, we are subject to a complex patchwork of regulations that vary from country to country. Countries have adopted laws that impose stringent licensing obligations on providers of Voice over Internet Protocol services like ours. In many countries, it is not clear how laws that have historically been applied to traditional telecommunications providers will be applied to providers of Voice over Internet Protocol services like us. In the European Union (the "EU"), the General Data Protection Regulation (the "GDPR") imposes obligations on all companies like us that collect, store, and process many types of data, including personal data, and substantially increases potential liability for all companies, including us, for failure to comply with data protection rules.

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
Geographic Areas
We have one reportable segment. Financial information relating to revenue generated in different geographic areas are set forth in Note 12, Geographical Information, in the Notes to Consolidated Financial Statements contained in this Annual Report.
Employees and Human Capital
As of March 31, 2024, we had 1,948 full-time employees operating around the world, of which 67% are located outside of the United States. None of our employees are represented by a labor union or are subject to a collective bargaining arrangement.
As a leading provider of software-as-a-service solutions for contact center, voice communications, video meetings, employee collaboration and embeddable communication application program interfaces, we are thoughtful about our impact on our stockholders, our customers, our people, and the planet. We conduct our business ethically and are committed to strong corporate governance, universal human rights, and sustainable business practices. We strive to create a work environment and culture that embraces creativity and diversity and is financially and personally rewarding for our people.
Culture and Engagement: 8x8 is transforming modern business communications. We take pride in our innovations that empower employees and enable our customers to build more agile workplaces. Our efforts are anchored by our value system. These values define how we work, infuse our daily culture, and make us individually and collectively accountable for our progress. They also serve as the framework for our extensive onboarding program for new hires and ongoing employee training and support.
We support a hybrid work environment and continue to seek out innovative ways to leverage our 8x8 Work communication and collaboration platform to keep our employees connected to each other and maintain a positive and supportive work culture. In fiscal 2023 we launched Team8s, our branded employee engagement program, and we continue to expand initiatives under the Team8s umbrella. These include a redesigned and expanded intranet site, regular global and regional activities, a Team8s award program, and Boomerang recognition for employees who left 8x8 and have elected to return.
As a global company, we believe that building a culture and maintaining high levels of employee engagement requires sensitivity to local customs, and coordinated effort at the global and regional levels. In fiscal 2024, we established site committees in each of our regional locations. The site committees play a key role in fostering employee engagement, overseeing health and safety initiatives, and implementing corporate-wide initiatives at the local and regional levels. The committees are also responsible for company-sponsored community involvement events consistent with our social value policy. To support our Team8s involvement in their communities, we offer two paid days off for service per year.
We conduct quarterly employee surveys to gain insight into trends in employee engagement and prioritize new benefits and programs. Based on the results of engagement surveys, we increased communications on our strategic direction, developed programs to provide greater clarity on expectations, and expanded learning and development programs. The following programs are ongoing:
•We continue to host quarterly all-hands meetings, during which we review our corporate objectives and our progress, highlight customer stories, and recognize teams and individual contributors for their accomplishments. We schedule two sessions for each meeting so employees in all time zones can participate and each meeting includes an open question and answer session.
•Our CEO writes a weekly communication to all employees on a wide range of topics, including our value system, customer stories, product and innovation highlights and corporate culture.
•Creation of a “Day in the Life” video series to help Team8s better understand various roles at 8x8. The first two episodes focused on “Day in the Life of a Deal” and “Day in the Life of Customer Service”.
•We updated our processes for establishing individual goals and encourage managers to meet with their direct reports to discuss objectives and performance several times per year. We provide training and coaching to managers to facilitate these sessions.
•We expanded our learning and development programs.

Learning and Development – We are committed to professional growth and development for all 8x8 employees equally. We have four types of training programs for our 8x8 Team8s:
•LinkedIn Learning - This rich curriculum consists of more than 1,700 individual courses, thousands of videos, and numerous certifications and assessments is offered to all Team8s, emphasizing alignment with individual development plans. Since its initial offering in early calendar 2023, LinkedIn usage by Team8s ranked 8x8 in the top 20% of corporate subscribers.
•Accerler8 Manager Training - This curriculum provides a multi-media experience for new and experienced managers alike. Utilizing in-person and virtual classroom instruction, focus group collaboration, small workgroup exercises, and individual study, the first fifteen cohorts found the program enlightening and energizing. After completing the initial four-month guided instruction, managers can access the program’s vast library of materials for the following year. Additionally, Manager Minutes, quick tips and tricks for managers, is scheduled to begin distribution in Q1 fiscal 2025.
•Senior Leadership Assessment and Coaching - Leaders at the vice president level and above were provided a commercially available behavioral assessment and assigned coaches for personal support and development assistance. Additionally, they were given the opportunity to use a commercially available 360 platform, Roster, to enhance self-awareness. The next phase will encompass senior directors and new vice presidents and above with the same learning opportunities.
•Product Technical Training – We tested two platforms to encourage employee growth in technical skills and coding expediency. With the evaluation complete, we now offer these platforms to our technical teams globally.
Diversity, Equity, Inclusion, and Belonging – As a communications company with a growing international presence, it is vital that our workforce be as diverse as the customers we serve. Our commitment to diversity is visible from the boardroom to the server rooms. We have put in place several programs to ensure that we are continuously improving, including establishing a diversity council, embedding overcoming unconscious bias training in our company wide training curriculum and performance feedback process, and maintaining open "rooms" on the 8x8 Work app that serve as discussion forums for diversity, equity and inclusion topics. Employee resource groups are also being formed to serve the interests of women, LGBTQ+ individuals, and women in technical roles.
When hiring, we strive to keep our candidate pools as diverse as possible to bring new viewpoints into the 8x8 team. Additionally, we conduct role and gender pay equity audits to ensure pay equity by position. Other activities in fiscal 2024 included:
•Regular meetings of the employee diversity, equity, inclusion, and belonging council and the formation of a Leadership Steering Committee to provide executive support for and serve as the sounding board for the employee diversity, equity, inclusion and belonging council.
•Pages dedicated to diversity, equity, inclusion and belonging on our internal Team8s site providing employees to provide employees with access to further information on our initiatives and resources.
•Activities to celebrate International Women's Day in locations worldwide and Veterans Day in U.S. locations, including videos of our employees speaking to the importance and value of supporting diversity, equity, inclusion and belonging in the workplace.
Rewards - We strive to provide competitive total rewards packages to hire and retain the key talent we need to achieve our growth and profitability objectives. This includes competitive cash compensation, equity grants of restricted stock units, or RSUs, and performance-based stock units, or PSUs.
We also offer benefits to care for the total health of our employees and their families, including health and dental insurance, paid medical and parental leave, Company-funded short-and long-term disability, and matching 401K contributions. We also offer Company-funded mental health services, support for working parents, webinars on financial well-being, and other services through our global employee assistance program.
All employees can become stakeholders in 8x8 through our Employee Stock Purchase Plan, which allows employees to purchase up to $25,000 in market value per year of 8x8 stock through payroll deductions.
Available Information
We maintain a corporate Internet website at the address http://www.8x8.com. The contents of this website are not incorporated in or otherwise to be regarded as part of this Annual Report. We file reports with the Securities and Exchange Commission, or the SEC, which are available on our website free of charge. These reports include annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, registration statements, proxy statements, and amendments to such reports, each of which is provided on our website as soon as reasonably practicable after we electronically file such materials with or furnish them to the Securities and Exchange Commission. In addition, the Securities and Exchange Commission maintains a website (www.sec.gov) that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the Securities and Exchange Commission, including 8x8.

Information About Our Executive Officers
Our executive officers as of the date of this report are listed below.
Samuel Wilson, Chief Executive Officer. Samuel Wilson, age 55, has served as Chief Executive Officer since May 2023 and previously served as Interim Chief Executive Officer from November 2022 to May 2023. Mr. Wilson previously served as our Chief Financial Officer from June 2020 to November 2022. Prior to his appointment, Mr. Wilson served as Chief Customer Officer and Managing Director of EMEA from January 2020 until June 2020. From September 2017 until January 2020, Mr. Wilson served as Senior Vice President responsible for e-commerce, global small business, and United States mid-market sales. Prior to joining 8x8, Mr. Wilson served as VP Finance for MobileIron, an enterprise software security company, from 2011 until 2017 with responsibilities for financial planning and analysis, investor relations, and treasury functions, as well as e-commerce. Mr. Wilson is a Chartered Financial Analyst. He holds a Bachelor’s Degree in Electrical Engineering from Seattle University and an MBA from the University of California, Berkeley.
Kevin Kraus, Chief Financial Officer. Kevin Kraus, age 54, has served as Chief Financial Officer since June 2023. Mr. Kraus previously served as Interim Chief Financial Officer from November 2022 to June 2023. Prior to serving as Interim Chief Financial Officer, Mr. Kraus previously served as our Senior Vice President of Finance from October 2019 to November 2022, with responsibility for overseeing the Company’s financial reporting, planning, and procurement functions. From February 2018 to May 2019, Mr. Kraus served as Vice President, Finance for Imperva, a cybersecurity software company. From January 2015 to September 2017, Mr. Kraus served as Senior Director, Finance for Gigamon, a network visibility and traffic monitoring technology company. Mr. Kraus is a Certified Public Accountant. He holds a bachelor’s degree in accounting from Rutgers, The State University of New Jersey-New Brunswick and an MBA from the Pennsylvania State University.
Hunter Middleton, Chief Product Officer. Hunter Middleton, age 57, has served as Chief Product Officer since August 2021. Mr. Middleton previously served as our SVP of Product and Design from March 2018 to August 2021. From February 2016 to September 2017, Mr. Middleton served as Vice President and Head of Product Management for Jive Software, Inc., an enterprise social collaboration application provider. Prior to that, Mr. Middleton served as the Head of Product Management at Google for Work Systems and led the Google Apps Enterprise product team. Mr. Middleton earned his Ph.D. in Physics from Princeton University and holds a master’s degree in management from the Kellogg Graduate School of Business at Northwestern University.
Laurence Denny, Chief Legal Officer. Laurence Denny, age 51, has served as Chief Legal Officer and Corporate Secretary since December 2022. Mr. Denny previously served as our Chief Compliance Officer, Deputy General Counsel and Assistant Corporate Secretary from June 2022 to December 2022 and as our Vice President, Deputy General Counsel and Assistant Corporate Secretary from April 2019 to June 2022, with responsibility for assisting with the oversight of the Company’s global legal, corporate, litigation, employment, procurement, compliance, and security efforts. From January to April 2019 Mr. Denny served as Vice President, Deputy General Counsel and Assistant Corporate Secretary for Extreme Networks, a network equipment company. From September 2016 to January 2019, Mr. Denny was Vice President, Deputy General Counsel and Assistant Corporate Secretary of TiVo Corporation (formerly known as Rovi Corporation), a digital entertainment technology company. Mr. Denny is a member of the State Bar of California. He graduated from University of California, Irvine with a Bachelor of Arts and from Columbia Law School with a Juris Doctorate.
Suzy Seandel, Chief Accounting Officer. Suzy Seandel, age 59, has served as Chief Accounting Officer since May 2022. From February 2019 to May 2022 Ms. Seandel served as VP, Corporate Controller for Barracuda Networks, Inc., a security, networking and storage products company. From January 2007 to October 2018, Ms. Seandel served as Chief Accounting Officer at Cavium, Inc., a fabless semiconductor company. Prior to Cavium, Inc., Ms. Seandel also held positions of increasing responsibility at several other publicly traded companies and spent nearly five years at Deloitte & Touche LLP in assurance and audit services. Ms. Seandel holds a Bachelor of Science degree in Finance from Santa Clara University and is a Certified Public Accountant in the state of California.

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
•We may incur impairments to goodwill, intangible assets or long-lived assets.
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
We recorded an operating loss of approximately $27.6 million for the year ended March 31, 2024, and ended the period with an accumulated deficit of approximately $860.5 million. We expect to continue to incur operating losses in the near future as we continue to invest in our business. During our fiscal year ending March 31, 2025, we intend to continue to invest in sales and marketing and research and development, among other areas of our business, to compete more successfully for the business of companies that are transitioning to cloud communications and otherwise position ourselves to take advantage of long-term revenue-generating opportunities.
We expect to continue to incur losses for at least the next fiscal year and later, and we will need to increase our revenue to generate and sustain operating profitability in future periods. The investments we have made in fiscal 2024 and beyond may not generate the returns that we anticipate, which could adversely impact our financial condition and make it more difficult for us to grow revenue and/or achieve profitability in the time period that we expect, or not at all. In order to achieve profitability, we will need to manage our cost structure more efficiently and not incur significant liabilities, while continuing to grow our revenue. Despite these efforts, our revenue may continue to decline, and/or we may incur significant losses in the future due to inflationary pressures impacting our cost structure, Russia's invasion of Ukraine, the conflict between Israel and Hamas and Israel and Iran or other geopolitical events, any further downturn in general economic conditions, increasing competition (including competitive pricing pressures and large competitors moving into our markets), decrease in the adoption or sustained use of the cloud communications market, exiting lines of business, interest rate and foreign currency fluctuations, or our inability to execute on business opportunities. Given our history of fluctuating revenue and operating losses, we cannot be certain that we will be able to achieve or maintain operating profitability in the future.
Our future operating results, including revenue, expenses, losses, profits, and operating cash flow, may vary substantially from period to period and may be difficult to predict. As a result, we may fail to meet or exceed the expectations of market analysts or investors, which could negatively impact our stock price.
Our historical operating results have fluctuated and are expected to continue to fluctuate in the future. A decline in our operating results could cause our stock price to fall. There are a number of factors that may affect our operating results on a quarterly, annual, or longer-term basis, some of which are outside our control. These include, but are not limited to:
•changes in the markets we compete in, including reductions in market growth or consolidation among competitors, channel partners, or customers;
•changes in customer demand, including cancellations, subscription downgrades, or substitution of our lower-priced, less feature-full products for our higher-priced, more feature-full products;
•changes in the competitive dynamics in our markets, including competitors increasing compensation payable to channel partners or increasing discounts or credits issued to customers;
•lengthy sales cycles;
•changes in regulatory requirements or lengthy regulatory approval cycles;
•new product introductions by us or our competitors;
•unpredictability of usage-based revenue products that do not involve long-term subscription commitments;
•the mix of our customer base, sales channels, and services sold;
•the number of additional customers, on a net basis;

•the amount and timing of costs associated with recruiting, training, and integrating new employees;
•the retention of our senior management and other key employees, their ability to execute on our business plan and the loss of services of senior management or other key employees, whether in the past or in the future;
•unforeseen costs and expenses related to the expansion of our business, operations, and infrastructure;
•our dependency on third-party vendors of hardware, software, and services that we resell to our customers, including the effects of supplier price increases which we are unable to pass along to our customers;
•our ability to execute our operating plans successfully, including back-office system optimizations and increases in execution speed while also reducing costs and optimizing our operating margin;
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
Our increased emphasis on profitability and cash flow generation may not be successful. We intend to reduce our total costs as a percentage of revenue, primarily impacting our sales and marketing expenses. There can be no assurances that our cost reduction initiatives will result in the cost savings that we anticipate as a percentage of our revenue and will not have unintended or unforeseen consequences, including a further reduction in revenue. We have experienced a reduction in revenue recently, which may have resulted from our cost reduction initiatives.
Churn in our customer base adversely impacts our revenue and requires us to spend money to retain existing customers and to capture replacement customers. If we experience increases in customer churn in the future, our revenue growth will be adversely impacted and our customer retention costs will increase.
Our customers may elect not to renew their subscriptions at the end of their contractual commitments, either entirely or by reducing the contracted services, resulting in reduced revenue from those customers. Because of churn in our customer base, we must acquire new customers and sell additional 8x8 products and services to our existing customers on an ongoing basis to maintain our existing level of revenue. As a result, sales and marketing expenditures are an ongoing requirement of our business. Our ability to maintain and grow our revenue is adversely impacted by the rate at which our customers cancel or downgrade services. Churn reduces our revenue growth rate, and if our churn rate increases, we must acquire even more new customers and/or sell more products and services to existing customers, to maintain and grow our revenue. We incur significant costs to acquire new customers, and those costs are a meaningful component in driving our net profitability. Churn may also prevent us from increasing the price of our services in the future, as well as limit our ability to sell additional 8x8 products and services to our existing customers and we may need to renew certain customers at a lower rate, of which each case would adversely impact our revenue in the future. Therefore, if we are unsuccessful in managing our existing customer churn and/or our customer churn rate increases in the future our revenue growth would decrease and our revenue may decline, causing our net loss to increase.
Our rate of customer cancellations or downgrades in services may increase in future periods due to a number of factors, some of which are beyond our control, such as the financial condition of our customers, the general economic environment, or significant shifts in geopolitical stability that affect global markets. Additionally, challenges in international expansion, including navigating diverse regulatory landscapes and adapting to local market conditions, may influence our ability to maintain or grow our customer base in certain regions. Pricing, competitive products, and migration of our customers from Fuze or other legacy products all can contribute to churn. If we are unable to maintain the quality and performance of our service whether due to a lack of feature parity or quality of service relative to the products of our competitors or service outages or disruptions, we could experience potentially sharp increases in customer cancellations and/or downgrades or customer credits which would adversely impact our revenue.

Our success hinges on our ability to acquire new customers and retain and sell additional services to our existing customers.
We generate revenue primarily from the sale of subscriptions to our cloud communications services to our customers, which include small business, mid-market and enterprise customers as well as government agencies and other organizations. We define a “customer” as the legal entity or entities to which we provide services pursuant to a single contractual arrangement. Our future success depends on our ability to increase the amount of revenue we generate from new and existing customers.
If our sales and marketing efforts are not effective in identifying and qualifying prospective new customers, demonstrating the quality, value, features and capabilities of our solutions, especially XCaaS, to those prospects and promoting our brand generally, we may not be able to acquire new customers at the rate necessary to achieve our revenue targets. We must also continue to design, develop, offer and sell services with quality, cost, features and capabilities that compare favorably to those offered by our competitors. As our target markets mature, or as competitors introduce lower cost and/or more differentiated products or services that compete or are perceived to compete with ours, we may be unable to attract new customers, on favorable terms, or at all, which could have an adverse effect on our revenue.
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
The cloud communications industry is competitive and rapidly evolving. We expect the industry to be increasingly competitive in the future due to a number of factors including, but not limited to, the entry into the market of new competitors or the consolidation of existing competitors. Because we offer multiple services from a single platform, we compete with businesses in several overlapping industries, including voice, video meetings, chat, team messaging, contact center and enterprise-class application program interface solutions.
In connection with our voice, video meetings, chat, team messaging, contact center, and enterprise-class application program interface solutions, we face competition from other cloud service providers such as RingCentral, Inc., Genesys Telecommunications Laboratories, Inc., Zoom Video Communications, Inc., Vonage Holdings Corp.(acquired by Ericsson), Five9, Inc., NICE inContact, Inc., Talkdesk, Inc., and Twilio Inc., among others, as well as from legacy on-premises communications equipment providers, such as Avaya, Inc., Cisco Systems, Inc., and Mitel Networks Corp.
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
Our future business success, particularly to attract and support larger customers and expand into international markets, depends on our indirect sales channels. These channels consist of master agents and subagents, independent software vendors, system integrators, value-added resellers, and internet service providers, among others. We typically contract directly with the end customer and use these channel partners to identify, qualify and manage prospects throughout the sales cycle, although we also have arrangements with partners who purchase our services for resale to their own customers. As our business with master- and sub-agent partners has increased, we have seen our commission payments to these partners become an increasing portion of our sales and marketing expenses. Our future success depends upon our ability to develop and maintain successful relationships with these business partners, many of whom also market and sell services of our competitors, and our ability to increase the portion of sales opportunities they refer to us. To do so, we must continue to offer services that have quality, price, features, and other elements that compare favorably to those of competing services, ensure our partners are adequately trained and knowledgeable about our services, and provide sufficient incentives for these partners to sell our services in preference to those of our competitors while maintaining a cost-effective agency structure. If we are unable to persuade our existing business partners to increase their sales of our services or to build successful partnerships with new organizations, or if our channel partners are unsuccessful in their marketing and sales efforts, we may not be able to grow our business and increase our revenue at the rate we predict, or at all, and our business may be materially adversely affected.
As we increase sales to enterprise customers, our sales process has become more complex and resource-intensive, our average sales cycle has become longer, and the difficulty in predicting when sales will be completed has increased.
We currently derive a majority of our revenue from sales of our cloud software solutions to mid-market and enterprise customers, and we believe that increasing our sales to these customers is the key to our future growth. Our sales cycle, which is the time between initial contact with a potential customer and the ultimate sale to that customer, is often lengthy and unpredictable for larger enterprise customers. Many of our prospective enterprise customers do not have prior experience with cloud-based communications or contact centers, and may not appreciate the benefits of a unified platform for both. Therefore, they typically spend significant time and resources evaluating our solutions before they purchase from us. Similarly, we typically spend more time and effort determining their requirements and educating these customers about the benefits and uses of our solutions. Enterprise customers also tend to demand more customizations, integrations, and additional features than smaller customers. As a result, we may be required to divert more sales and engineering resources to a smaller number of large transactions than we have in the past, which means that we will have less personnel available to support other sectors, or we will need to hire additional personnel, which would increase our operating expenses.
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
To the extent that we are unable to achieve market acceptance of our unified communications as-a-service and contact center as-a-service products and services, including our X Series, we may be unable to recoup our research and development and marketing costs on the schedule we anticipated, and our results of operations may suffer.
Our ability to maintain or grow is also subject to the risk of future disruptive technologies. If new technologies emerge that are able to deliver communications and collaboration solution services at lower prices, more efficiently, more conveniently, or more securely, such technologies could adversely impact our ability to compete.
We may have difficulty attracting or retaining senior management and other personnel with the industry experience and technical skills necessary to support our desired growth.
Companies in the cloud communications industry compete aggressively for top talent in all areas of business, but particularly in senior management, sales and marketing, professional services, and engineering, where employees with industry experience, technical knowledge and specialized skill sets are particularly valued. In response to a competitive hiring environment, some of our competitors are responding by increasing employee compensation, paying more on average than we pay for the same position or offering more attractive equity compensation. Any such disparity in compensation could make us less attractive to candidates as a potential employer, which in turn may make it more difficult for us to hire and retain qualified employees, including senior executives. Training an individual who lacks prior cloud communications experience to be successful in a sales or technical role can take months or even years.
If an employee of 8x8 leaves to work for a competitor, not only are we impacted by the loss of the individual resource, but we also face the risk that the individual will share our trade secrets with the competitor in violation of his or her contractual and legal obligations to us. Our competitors have in the past and may in the future target their hiring efforts on a particular department, and if we lose a group of employees to a competitor over a short time period, our day-to-day operations may be impaired. While we may have remedies available to us through litigation, these would likely take significant time and expense and be ineffective to the immediate operational risk as well as divert management attention from other areas of the business.
If we increase employee compensation (beyond levels that reflect customary performance-based and/or cost-of-living adjustments) in response to the competitive hiring environment, we may sustain greater operating losses than we predicted in the near term, and we may not achieve profitability within the timeframe we had expected, or at all. In addition, we may need to issue equity at increased levels, now and in the future, to attract and retain key employees and executives, including weighting a greater percentage of our employees' total compensation in the form of equity as opposed to cash, which will have the adverse effect of increasing dilution for our stockholders.
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
•porting Fuze customers onto our 8x8 platform;
•the retention of Fuze’s customers; and
•minimizing the diversion of management’s attention from ongoing business concerns.
We cannot assure you that any of the foregoing factors will not have an adverse effect on our business, financial condition, and prospects. Acquisitions involve risks, including inaccurate assessment of undisclosed, contingent, or other liabilities or problems. Following the completion of the acquisition, the surviving corporation possesses not only all of the assets, but also all of the liabilities, of Fuze. We have experienced unexpected liabilities as a result of our Fuze acquisition. It is possible that undisclosed, contingent, or other liabilities or problems may arise in the future of which we were previously unaware. These undisclosed liabilities could have an adverse effect on our business, financial condition, and prospects.
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
The applicability of state and local taxes, fees, surcharges or similar taxes to our services is complex, ambiguous, and subject to interpretation and change. In the United States, for example, we collect state and local taxes, fees, and surcharges based on our understanding of the applicable laws in the relevant jurisdiction. The taxing authorities may challenge our interpretation of the laws and may assess additional taxes, penalties, and interests, which could have adverse effects on the results of operations and, to the extent we pass these through to our customers, demand for our services. Additionally, the applicability of sales and use, value added, or similar taxes may differ between services such as unified communication, voice, video, contact center, and platform communications so that the obligations to collect taxes from customers may vary between services and between companies such that we may be obligated to collect taxes at a higher rate that other services from our competitors, thereby impacting customer demand for our services. We currently file more than 1,500 state and local tax returns monthly. Periodically, we have received inquiries from state and municipal taxing agencies with respect to the remittance of state or local taxes, fees, or surcharges. Currently, several jurisdictions are conducting audits of 8x8; in the event our positions are unsuccessful, we may be subject to tax payments, interest, and penalties in excess of those that we have accrued for. As of March 31, 2024, we have paid or accrued for state or local taxes, fees, and surcharges that we believe are required to be remitted.
Our ability to use our net operating losses or research tax credits to offset future taxable income is subject to certain limitations.
As of March 31, 2024, we had federal net operating loss, or NOL, carryforwards of $1,118.7 million, of which $335.5 million are related to years prior to fiscal 2019 and begin to expire in 2034. The remaining $783.2 million carry forward indefinitely, but can only be used to apply up to 80% of the Company's taxable income for a given tax year. As of March 31, 2024, the Company also had state net operating loss carryforwards of $915.8 million, the majority of which will expire at various dates between 2025 and 2043. In addition, at March 31, 2024, the Company had research and development credit carryforwards for federal and California tax purposes of approximately $16.8 million and $23.4 million, respectively. The federal income tax credit carryforwards will expire at various dates between the calendar years 2035 and 2044, while the California income tax credits will carry forward indefinitely. Utilization of our net operating loss and tax credit carryforwards can become subject to substantial annual limitation due to the ownership change limitations provided by Section 382 of the Internal Revenue Code and similar state provisions. A Section 382 ownership change generally occurs if one or more stockholders or groups of stockholders who own at least 5% of the stock increase their ownership by more than 50 percentage points over their lowest ownership percentage within a rolling three-year period. Similar rules may apply under state tax laws. Such an ownership change, or any future ownership change, could have a material effect on our ability to utilize the net operating loss or research credit carryforwards. In addition, under the Tax Cuts and Jobs Act, or the Tax Act, the amount of net operating loss that we are permitted to deduct in any taxable year is limited to 80% of the taxable income in such year. There is a risk that due to changes under the Tax Act, regulatory changes, or other unforeseen reasons, the existing net operating loss could expire or otherwise be unavailable to offset future income tax liabilities, which could have a material impact on our net income (loss) in future periods.
We may incur impairments to goodwill, intangible assets, or long-lived assets which could negatively impact our operating results and financial condition.
The Company has a substantial amount of goodwill, intangible assets and long-lived assets on its consolidated balance sheet. The Company performs an annual test for indications of goodwill, intangible assets and long-lived assets impairment and more often if indicators of impairment exist. The impairment evaluation requires significant judgment and estimates by management, and unfavorable changes in these assumptions or other factors could result in future impairment charges and have a significant adverse impact on the Company’s reported earnings. Such factors include macroeconomic conditions in equity and credit markets, broader industry and market considerations, cost factors including material and labor cost, and the operating and financial performance of the Company. Additionally, a decline in the market valuation of the Company’s common shares, whether related to the Company or overall market conditions, could adversely impact the assumptions used to perform the evaluation of its goodwill, indefinite-lived intangible assets and long-lived assets.
In connection with partially ceasing use of the Company’s Headquarters and an international office space, the Company recorded impairment charges of $9.9 million and $1.1 million, respectively, as the carrying amount of the right-of-use assets related to the leases exceeded its fair value based on the Company’s estimate of future discounted cash flows related to the leased facility. During fiscal 2024, the non-cash charge of $11.0 million was recorded as an impairment of long-lived assets on the consolidated statements of operations and consisted of an $11.0 million impairment of operating lease right-of-use assets. See Note 6, Leases, in the Notes to Consolidated Financial Statements contained in Part II, Item 8 of this Annual Report.
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
Our customers use our communications services to manage important aspects of their businesses, and any errors, defects, outages, or disruptions to our service or other performance problems with our service (such as those we have recently experienced and may encounter again), including those related to artificial intelligence technologies or dependencies on third-party services, could hurt our reputation and may damage our customers' businesses, any of which may result in our granting of credits to customers that in turn would reduce our revenue. Our services and the systems infrastructure underlying our cloud communications platform, including firewalls, switches and routers, incorporate software that is highly technical and complex. Our software and network infrastructure configurations have contained, and may now or in the future contain, undetected errors, bugs, or vulnerabilities, including those introduced by artificial intelligence-powered features. Such weaknesses could be exploited by hackers. These vulnerabilities include but are not limited to risks from ransomware, sophisticated nation-state attacks, and emerging malware threats. We continuously monitor these threats and update our defenses in response. Such weaknesses have also been the cause of, and may in the future cause, temporary service outages or other disruptions for some customers, potentially leading to significant financial and reputational damage. Our cybersecurity response plan includes incident response teams and system updates to mitigate these risks. Some errors in our software code may not be discovered until after the code has been released. Any errors, bugs, or vulnerabilities discovered in our code after release could result in damage to our reputation, loss of customers, loss of revenue, or liability for service credits or damages, any of which could adversely affect our business and financial results. We implement bug fixes and upgrades as part of our regularly scheduled system maintenance, which may lead to system downtime. Even if we are able to implement the bug fixes and upgrades in a timely manner, any history of defects, reliance on vulnerable third-party services, or the loss, damage, or inadvertent release of confidential customer data, could cause our reputation to be harmed, and customers may elect not to purchase or renew their agreements with us and subject us to service performance credits, warranty claims or increased insurance costs. The costs associated with any material defects or errors in our software or other performance problems may be substantial and could materially adversely affect our operating results.

Our physical infrastructure is concentrated in a few facilities (i.e., data centers and public cloud providers), and any failure in our physical infrastructure or service outages could lead to significant costs and/or disruptions and could reduce our revenue, harm our business reputation and have a material adverse effect on our financial results.
Our leased network and data centers, as well as public cloud infrastructure, are subject to various points of failure. Problems with cooling equipment, generators, uninterruptible power supply, routers, switches, or other equipment, whether or not within our control, often managed by third-party service providers, expose us to cybersecurity risks such as unauthorized access or data breaches. These incidents have led to recent service interruptions and may continue to do so. These incidents could result in further service interruptions for our customers as well as equipment damage, significantly impacting our operational capability and customer satisfaction. Our infrastructure is consolidated into a few large data center facilities distributed globally across different regions. Any failure or downtime in one of our data center facilities could affect a significant percentage of our customers. The total destruction, closure, or severe impairment of any of our data center facilities could result in significant downtime of our services and the loss of customer data. Because our ability to attract and retain customers depends on our ability to provide customers with highly reliable service, even minor interruptions in our service could harm our reputation. Additionally, in connection with the expansion or consolidation of our existing data center facilities from time to time, there is an increased risk that service interruptions may occur as a result of server relocation or other unforeseen construction-related issues.
We have experienced interruptions in service in the past, including recent outages. The harm to our reputation is difficult to assess but has resulted and may result in the future in customer attrition. We have taken and continue to take steps to improve our infrastructure to prevent service interruptions, including upgrading our electrical and mechanical infrastructure. However, service interruptions continue to be a significant risk for us and could have a material adverse impact on our business.
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
We may not be able to scale our business operations efficiently or quickly enough to meet our customers' growing needs, leading to increased customer churn and damage to reputation and brand, each of which could harm our operating results.
As usage of our cloud software solutions by small business, mid-market and enterprise customers expands and as customers continue to integrate our services across their enterprises, we are required to devote additional resources to improving our application architecture, integrating our products and applications across our technology platform, integrating with third-party systems, and maintaining infrastructure performance. To the extent we increase our customer base and as our customers gain more experience with our services, the number of users and transactions managed by our services, the amount of data transferred, processed, and stored by us, the number of locations where our service is being accessed, and the volume of communications managed by our services have in some cases, and may in the future, expand rapidly. In addition, the reliance on and integration with artificial intelligence technologies and third-party services may increase operational complexities and dependencies, so we may need scale and modernize our internal business systems and our services organization, including customer support, sales operations, billing services, and regulatory, privacy and cybersecurity compliance, to serve our growing customer base. Further, any inability to manage or forecast the demands associated with such scalability, especially in the context of new or evolving data protection and privacy laws, or any other failure or delay in these efforts could cause impaired system performance and reduced customer satisfaction. These issues could adversely impact our reputation and brand and reduce the attractiveness of our cloud software solutions to customers, resulting in decreased sales to new customers, lower renewal rates by existing customers, and the issuance of service credits, or requested refunds, which could hurt our revenue growth and our reputation.
Because our long-term growth strategy involves continued expansion outside the United States, our business will be susceptible to risks associated with international operations.
An important component of our growth strategy involves the further expansion of our operations and customer base internationally. We have formed subsidiaries outside the United States, including a subsidiary in Romania that contributes significantly to our research and development efforts. Additionally, we have expanded into the United Kingdom, the EU, and Southeast Asia. The risks and challenges associated with sales and other operations outside the United States are different in some ways from those associated with our operations in the United States, and we have a limited history addressing those risks and meeting those challenges. Our current international operations and future initiatives, including Southeast Asia, will involve a variety of risks, including:
•localization of our services, including translation into foreign languages and associated expenses;
•regulation of our services as traditional telecommunications services, requiring us to obtain authorizations or licenses to operate in foreign jurisdictions, or alternatively preventing us from selling our full suite of services, or any services at all, in such jurisdictions;
•changes in a specific country's or region's regulatory requirements, taxes, trade policies, tariffs, sanctions, trade laws, or political, or economic condition;
•increased competition from regional and global cloud communications competitors in the various geographic markets in which we compete, where such markets may have different sales cycles, selling processes, and feature requirements, and may involve high levels of competition from local vendors that could require aggressive pricing strategies and adaptations to local market demands, which may limit our ability to compete effectively in different regions globally;
•more stringent regulations relating to data security and the unauthorized use of, access to, and transfer of, commercial and personal information, particularly in the EU, and potentially conflicting privacy regulations that could complicate data management and compliance;
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
•difficulties in managing a business in new markets with diverse cultures, languages, customs, legal systems, alternative dispute systems, and regulatory systems, which could delay or impede our ability to effectively launch our operations or scale them efficiently;
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
•political instability or terrorist activities, including the impact of geopolitical tensions in regions like Eastern Europe, the Middle East, and Asia, which could affect market stability and operations, or impact our employees located in those regions;
•a military conflict with China and/or Russia or other geopolitical conflicts between nation-states, that will likely involve cyberattacks on critical infrastructure, including, but not limited to, global data centers, power grids, and communication companies;
•exposure to liabilities under anti-corruption and anti-money laundering laws, including the United States Foreign Corrupt Practices Act, the United Kingdom Bribery Act 2010, trade and export laws such as those enforced by the Office of Foreign Assets Control (OFAC) of the United States Department of the Treasury, and similar laws and regulations in other jurisdictions;
•continuing uncertainty regarding social, political, immigration, and tax and trade policies in the United States and abroad, including as a result of the United Kingdom's withdrawal from the EU;
•regional travel restrictions, business closures, government actions and other restrictions in connection with the geopolitical instabilities or pandemics; and
•adverse tax burdens and foreign exchange controls that could make it difficult to repatriate earnings and cash.
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
The conflict between Russia and Ukraine and related sanctions, as well as other geopolitical conflicts, could negatively impact us.
The ongoing conflict between Russia and Ukraine has led to and is expected to continue to lead to disruption, instability, and volatility in global markets and industries. Our business, including our operations in Romania, could be negatively impacted by such conflict. We have a significant engineering and operations presence in Romania, which borders Ukraine, and any expansion of the conflict between Russia and Ukraine to the countries surrounding Ukraine, including Romania, would negatively impact us and our employees in Romania. The United States government and other governments in jurisdictions in which we operate have imposed severe sanctions and export controls against Russia and Russian interests and threatened additional sanctions and controls. The impact of these measures, as well as potential responses to them by Russia, or by escalated tensions in the Middle East, particularly the ongoing conflict between Israel and Hamas and Israel and Iran that pose a particular risk given our partnerships with operations in Israel that may be adversely affected by those conflicts, could adversely affect our business, supply chain, partners, or customers, particularly if the impact were to cause a geographic expansion of the conflict between Russia and Ukraine to surrounding countries or intensify disruptions in the Middle East.
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
The functionality and popularity of our cloud software solutions depends, in part, on our ability to integrate our services with third-party applications and platforms, including enterprise resource planning, customer relations management, human capital management, workforce management, and other proprietary application suites. Third-party providers of applications and application program interfaces may change the features of their applications and platforms, restrict our access to their applications and platforms or alter the terms governing use of their applications and application program interfaces and access to those applications and platforms in an adverse manner. Such changes could functionally limit or terminate our customers’ ability to use these third-party applications and platforms in conjunction with our services, which could negatively impact our offerings and harm our business. If we fail to integrate our software with new third-party back-end enterprise applications and platforms used by our customers, we may not be able to offer the functionality that our customers need, which would negatively impact our ability to generate revenue and adversely impact our business.
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
We rely on third-party network service providers to originate and terminate substantially all of the public switched telephone network calls using our cloud-based services. We leverage the infrastructure of third-party network service providers to provide telephone numbers, public switched telephone network call termination and origination services, and local number portability for our customers, rather than deploying our own network throughout the United States and internationally. We use the infrastructure of third-party network service providers, such as Equinix, Inc. and CenturyLink, Inc., and public cloud providers, including Amazon Web Services, Inc. and Oracle Corporation, to provide our cloud services over their networks rather than deploying our own network connectivity. These decisions have resulted in lower capital and operating costs for our business in the short-term but have reduced our operating flexibility and ability to make timely service changes. If any of these network service providers cease operations or otherwise terminate the services that we depend on or become unwilling to supply cost-effective services to us in the future, the delay in switching our technology to another network service provider, if available, and qualifying this new service provider could have a material adverse effect on our business, financial condition, or operating results. In addition, the rates we pay to our network service providers and other intermediaries may also change more rapidly than the change in pricing we charge our customers, which may reduce our profitability and increase the retail price of our service. Furthermore, increased cybersecurity threats to infrastructure or heightened geopolitical tensions in regions where these third parties operate could exacerbate these risks, potentially leading to further operational disruptions and financial losses.
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
The FCC and foreign regulators require Voice over Internet Protocol providers to support telephone number porting within specified timeframes. In order to port telephone numbers, we rely on third party telecommunications carriers to complete the process. Often, number ports take longer than the specified timeframes. For many potential customers, the ability to quickly port their existing telephone numbers into our service in a timely fashion is a very important consideration. To the extent that we cannot quickly port telephone numbers in, our ability to acquire new customers may be negatively impacted. To the extent that we cannot quickly port telephone numbers out when a customer leaves our service to go to another provider, we could be subject to regulatory enforcement action.

Risks Related to Regulatory Matters
Cyber intrusions, breaches of our networks or systems or those of our service and cloud storage providers, and other malicious acts could adversely impact our business.
Our business operations, from our internal and service operations to research and development activities, sales and marketing efforts and customer and partner communications, depend on our ability to protect our network from interruption by damage from hackers, social engineering and phishing, ransomware, computer viruses, worms, other malicious software programs, including vulnerabilities in our network infrastructure such as firewalls, switches and routers, or similar disruptive problems or other events beyond our control. Individuals or entities have attempted, and will attempt, to penetrate our network security, and that of our platform, and try to cause harm to our business operations, including by misappropriating our proprietary information or that of our customers, employees and business partners or causing interruptions of our products and platform. In particular, cyberattacks and other malicious internet-based activity continue to increase in frequency and in magnitude both generally and specifically against us and other cloud-service providers. For example, during the second quarter of fiscal 2023, in real time, we detected an unauthorized third party in our network as well as the malware they deployed to establish persistent access. We responded quickly, including with the assistance of third party digital forensics experts, and implemented measures to identify and remove the intruder and malware from our network and secure our data before any potential ransomware could be deployed. We subsequently learned during the third quarter of fiscal 2023, in December 2022, that the unauthorized third party possessed approximately a terabyte of our confidential information from several back-office servers. The unauthorized third party made a ransom demand for the return of our confidential information, which we did not pay. We continue to implement new technological measures to prevent, detect, and contain such intrusions as well as build and strengthen ongoing employee awareness, education and training, but we cannot guarantee we will be able to prevent, detect or contain all future cyber intrusions, nor can we guarantee that our backup systems, regular data backups, security protocols, denial or disruption of service (DDoS) mitigation, and other procedures that are currently in place, or may be in place in the future, will be adequate to prevent significant damage, system failure, or data loss.
Inherent in our provision of services are the storage, processing, and transmission of our customers' data, which may include confidential and sensitive information and that confidential or sensitive information may be stored or transmitted by means not designed for confidential or sensitive information, such as the processing or storing of protected health information or payment card information in free-form text fields provided for other purposes. This exposes us to significant cybersecurity risks, including data breaches and unauthorized data access, which could compromise customer trust and subject us to financial and legal penalties. Customers may use our services to store, process, and transmit a wide variety of confidential and sensitive information, such as credit card, bank account, and other financial information, proprietary information, trade secrets, or other data that may be protected by sector-specific laws and regulations, like intellectual property laws, laws addressing the protection of personally identifiable information (or personal data in the EU), as well as the Federal Communications Commission’s, or the FCC’s, customer proprietary network information, or CPNI, rules. We also face the risk of changes in cybersecurity laws and regulations which could impose additional compliance costs or challenges. Additionally, we closely monitor legislative developments to swiftly adapt our practices, ensuring ongoing compliance and protection against emerging threats. We may be targets of cyber threats and security breaches, given the nature of the information that we store, process, and transmit and the fact that we provide communications services to a broad range of businesses. To the extent that state-sponsored incidents of cybersecurity breaches increase due to geopolitical tensions, this risk may continue to increase.
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
We process many types of data, including personal data in the course of our business. As such, we are subject to the data privacy and protection laws and regulations adopted by federal, state and foreign governmental agencies, including the EU's GDPR, the UK’s Data Protection Act 2018, the CCPA/CPRA, and the Virginia Consumer Data Protection Act. Data privacy and protection is highly regulated in many jurisdictions and may become the subject of additional regulation in the future. For example, lawmakers and regulators worldwide are considering proposals that would require companies, like us, that encrypt users' data to ensure access to such data by law enforcement authorities. In addition, several additional states have comprehensive privacy laws that will become effective in 2024 or later, including Delaware, Indiana, Iowa, Montana, New Jersey, Oregon, Tennessee and Texas. Privacy laws restrict our processing of personal information, provided to us by our customers as well as data we collect from our customers and employees. We strive to comply with all applicable laws, regulations, policies and legal obligations relating to privacy and data protection. However, if we fail to comply, we may be subject to fines, penalties and lawsuits, statutory damages at both the federal and state levels in the United States, substantial fines and penalties under the EU’s GDPR and the UK’s Data Protection Act 2018, and class action lawsuits, and our reputation may suffer. We may also be required to make modifications to our data practices that could have an adverse impact on our business, including increasing our operating costs, which may cause us to increase our prices, making our services less competitive.
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
As a provider of interconnected Voice over Internet Protocol services, we are subject to various international, federal, state, and local requirements applicable to our industry, including those that address, among other matters, acceptable marketing practices, the accessibility of 9-1-1 or other international emergency services, local number porting, robo-calling, and caller ID spoofing. The failure of our products and services to comply, or delays in compliance, with various existing and evolving standards could delay or interrupt our introduction of new products, subject us to fines or other imposed penalties, or harm our reputation, any of which would have a material adverse effect on our business, financial condition, or operating results.
Regulations to which we may be subject address the following matters, among others:
•license requirements that apply to providers of communications services in many jurisdictions;
•our obligation to contribute to various Universal Service Fund programs, including at the state level;
•monitoring on rural call completion rates;
•safeguarding and use of customer proprietary network information;
•rules concerning access requirements for users with disabilities;
•our obligation to offer 7-1-1 abbreviated dialing for access to relay services;

•compliance with the requirements of United States and foreign law enforcement agencies, including the Communications Assistance for Law Enforcement Act, and cooperation with local authorities in conducting wiretaps, pen traps and other surveillance activities;
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
•FCC and other regulators efforts to combat robo-calling and caller ID spoofing;
•compliance with data protection regulations such as the GDPR in Europe, which impose stringent requirements on data privacy and security;
•compliance with the Telecommunications (Security) Act 2021 in the UK, which imposes strict security requirements on telecom providers to protect the UK's telecoms network from cyber threats and vulnerabilities. Non-compliance with this act could result in significant penalties and affect our ability to operate in the UK; and
•adherence to environmental regulations concerning the disposal and recycling of electronic products and batteries, which are becoming increasingly relevant as we expand our hardware offerings.
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
Risks Related to Intellectual Property
If we are found to be infringing on a third party's proprietary technology, our business could be disrupted.
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
We rely, in part, on patent, trademark, copyright, and trade secret law to protect our intellectual property in the United States and abroad. We seek to protect our software, documentation, and other written materials under trade secret and copyright law, which afford only limited protection. We currently have several United States patent applications pending. We cannot predict whether such pending patent applications will result in issued patents, and if they do, whether such patents will effectively protect our intellectual property. The intellectual property rights we obtain may not be sufficient to provide us with a competitive advantage, and could be challenged, invalidated, infringed, or misappropriated. To address these risks, we also rely on confidentiality agreements with our employees, consultants, and contractors; however, these agreements may be breached, may not be enforceable in every instance, and may not provide an adequate remedy if unauthorized use or disclosure of our information occurs.
We may not be able to protect our proprietary rights in the United States or internationally (where effective intellectual property protection may be unavailable or limited), and competitors may independently develop technologies that are similar or superior to our technology, duplicate our technology or design around any patent of ours.
Litigation may be necessary in the future to enforce our intellectual property rights, determine the validity and scope of our proprietary rights or the rights of others, or defend against claims of infringement or invalidity. Such litigation could result in substantial costs and diversion of management time and resources and could have a material adverse effect on our business, financial condition, and operating results. Any settlement or adverse determination in such litigation would also subject us to significant liability. Further, in some jurisdictions we may not be able to pursue litigation effectively due to barriers inherent in foreign legal systems or customs.

Our inability to use software licensed from third parties, or our use of open-source software under license terms that interfere with our proprietary rights, could disrupt our business.
Our technology platform incorporates software licensed from third parties, including some software, known as open-source software, which we use without charge. Although we monitor our use of open source software, the terms of many open source licenses to which we are subject have not been interpreted by United States or foreign courts, and there is a risk that such licenses could be construed in a manner that imposes unanticipated conditions or restrictions on our ability to provide our platform to our customers. In the future, we could be required to seek licenses from third parties in order to continue offering our platform, which licenses may not be available on terms that are acceptable to us, or at all. Alternatively, we may need to re-engineer our platform or discontinue use of portions of the functionality provided by our platform. In addition, the terms of open-source software licenses may require us to provide software that we develop using such software to others on unfavorable license terms. This could potentially expose proprietary features of our platform to competitors, thereby eroding our competitive edge. Our inability to use third-party software could result in disruptions to our business, or delays in the development of future offerings or enhancements of existing offerings, which could impair our business.
Risks Related to our Debt, our Stock, and our Charter
We have a substantial amount of indebtedness, which could have important consequences to our business.
We have a substantial amount of indebtedness. During the second quarter of fiscal 2023, we entered into the following arrangements: (i) on August 10, 2022, we borrowed $250.0 million, (of which $225.0 million remains outstanding following a $25.0 million debt pay-down in June 2023) in a senior secured term loan facility (the “Term Loan”) under the Credit Agreement entered into on August 3, 2022, which term loans will mature on August 3, 2027 and initially bear interest at an annual rate equal to the Standard Overnight Financing Rate, or SOFR, (which will be subject to a floor of 1.00% and a credit spread adjustment of 0.10%), plus a margin of 6.50%; and (ii) on August 11, 2022, we issued approximately $201.9 million aggregate principal amount of 4.00% convertible senior notes due February 1, 2028 (the “2028 Notes”), which bear interest at a rate of 4.00% per annum, payable semi-annually in arrears on February 1 and August 1 of each year, commencing on February 1, 2023, and will mature on February 1, 2028, unless earlier converted, redeemed or repurchased, pursuant to the indenture for the 2028 Notes.
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
•potentially complicating our ability to refinance our debt under favorable conditions, or at all, which could further restrict our operational flexibility and increase our financing costs;
•increasing our vulnerability to fluctuations in interest rates, particularly for any variable-rate debt; and
•limiting our ability to obtain additional debt or equity financing to fund future working capital, capital expenditures, acquisitions or other general corporate requirements and increasing our cost of borrowing.
Servicing our debt, including the paying down of principal, requires the use of cash and liquidity of our clearing, cash management and custodial financial institutions, and we may not have sufficient cash flow from our business to pay down our debt.
As of March 31, 2024, we currently have approximately $201.9 million aggregate principal amount of the 2028 Notes and the $225.0 million Term Loan outstanding.
Our ability to make scheduled payments of the principal of, pay interest on, or refinance our indebtedness, including the amounts payable under the 2028 Notes and the Term Loan, depends on our future performance, which is subject to economic, financial, competitive, and other factors beyond our control, such as recent and potential future disruptions in access to bank deposits or lending commitments due to bank failure, as well as in the event of sustained deterioration in the liquidity, or failure, of our clearing, cash management and custodial financial institutions. The volatility of the global economy, changes in the credit market conditions, and fluctuations in interest rates could further complicate our ability to refinance our debt. Our business may not continue to generate cash flow from operations in the future sufficient to service our debt, including paying off the principal when due, and make necessary capital expenditures. Our notes are currently significantly out of the money, and our stock price would have to increase significantly for our notes to convert prior to maturity. If we are unable to generate such cash flow, we may be required to adopt one or more alternatives, such as selling assets, restructuring debt or obtaining additional equity capital on terms that may be onerous or highly dilutive. Our ability to refinance our indebtedness will depend on the capital markets and our financial condition at such time. We may also face heightened regulatory scrutiny or changes in financial regulation which could impact our refinancing options. We may not be able to engage in any of these activities or engage in these activities on desirable terms, which could result in a default on our debt obligations.
We may not have the ability to raise the funds necessary to settle conversions of the new notes in cash or repurchase the new notes upon a fundamental change, and our future debt may contain limitations on our ability to pay cash upon conversion or repurchase of the new notes.
Holders of the 2028 Notes have the right to require us to repurchase the 2028 Notes upon the occurrence of a fundamental change at a repurchase price equal to 100% of the principal amount of the 2028 Notes to be repurchased, plus accrued and unpaid interest, if any. In addition, upon conversion of the 2028 Notes, unless we elect to deliver solely shares of our common stock to settle such conversion (other than paying cash in lieu of delivering any fractional share), we will be required to make cash payments in respect of the 2028 Notes being converted. However, due to potential adverse market conditions or changes in the credit markets, we may not have enough available cash or be able to obtain financing at the time we are required to make repurchases of the new Notes surrendered therefor or the new Notes being converted. In addition, our ability to repurchase the 2028 Notes or to pay cash upon conversions of the 2028 Notes may be limited by law, by regulatory authority or by agreements governing our future indebtedness. If one or more holders elect to convert their notes, we may face increased financial pressure, especially if this occurs during a period of liquidity constraints within the broader financial system. The potential impact of a banking system failure could exacerbate our liquidity risks, as we rely on these institutions not only for operating cash but also for the facilitation of our debt service payments. Our failure to repurchase any of our Notes at a time when the repurchase is required by the applicable indenture or to pay any cash payable on future conversions of our Notes as required by the applicable indenture would constitute a default under such indenture. A default under an applicable indenture or the occurrence of the fundamental change may also lead to a default under agreements governing our future indebtedness. If the repayment of the related indebtedness were to be accelerated after any applicable notice or grace periods, we may not have sufficient funds to repay the indebtedness and repurchase our 2028 Notes or make cash payments upon conversions thereof.
The conditional conversion feature of our notes, if triggered, may adversely affect our financial condition and operating results.
In the event the conditional conversion feature of our notes is triggered, holders of our notes will be entitled to convert such notes at any time during specified periods at their option. If one or more holders elect to convert their notes, unless we elect to satisfy our conversion obligation by delivering solely shares of our common stock (other than paying cash in lieu of delivering any fractional share), we would be required to settle a portion or all of our conversion obligations through the payment of cash, which could adversely affect our liquidity. This could also place significant pressure on our cash reserves, particularly if market conditions or our operating results are not favorable at the time of conversion. In addition, even if holders of our notes do not elect to convert their notes, we could be required under applicable accounting rules to reclassify all or a portion of the outstanding principal of such notes as a current rather than long-term liability, which would result in a material reduction of our net working capital. This reclassification could severely impact our financial ratios and may affect our ability to meet financial obligations or secure new financing under favorable terms.
Changes in financial accounting standards or practices may cause adverse, unexpected financial reporting fluctuations and affect our reported operating results.
U.S. GAAP is subject to interpretation by the FASB, the Securities and Exchange Commission and various bodies formed to promulgate and interpret appropriate accounting principles. A change in accounting standards or practices can have a significant effect on our reported results. New accounting pronouncements and varying interpretations of accounting pronouncements have occurred and will occur in the future. Changes to existing rules or the questioning of current practices may lead to increased compliance costs and necessitate the engagement of additional financial and legal advisors or harm our reported financial results or the way we account for or conduct our business. Furthermore, such changes could affect our compliance with loan covenants or other financial obligations, potentially affecting our borrowing capacity or the perceptions of our financial stability by investors and creditors. Moreover, these changes could complicate our efforts to comply with covenants in our debt agreements or affect our compliance with regulatory requirements, further influencing our financial stability.
The instability in the banking system in recent years could adversely impact our operations and operating results, including our cash and cash equivalents if the financial institutions in which we hold our cash and cash equivalents fail.
On March 10, 2023, the Federal Deposit Insurance Corporation, or FDIC, announced that Silicon Valley Bank had been closed by the California Department of Financial Protection and Innovation; on March 12, 2023, Signature Bank was closed by the New York State Department of Financial Services; and on May 1, 2023, First Republic Bank, San Francisco, California, was closed by the California Department of Financial Protection and Innovation. We maintain cash balances at financial institutions which may be in excess of the Federal Deposit Insurance Corporation insurance limit. Additionally, the broader implications of these bank failures could disrupt our ability to access other forms of liquidity, such as lines of credit, and might tighten credit conditions, affecting our ability to secure financing on favorable terms. Any failure of a depository institution to return any of our deposits, or any other adverse conditions in the financial or credit markets affecting depository institutions, could impact access to our invested cash or cash equivalents and could adversely impact our operations, liquidity and operating results. This could also potentially increase our cost of capital and affect our investment decisions. The broader repercussions of such banking failures may include increased market volatility, reduced consumer confidence, and tightened credit conditions, which could further strain our operational funding and credit availability. These conditions might also influence our ability to maintain necessary liquidity reserves or to finance ongoing operations and strategic initiatives effectively.
Future sales of our common stock or equity-linked securities in the public market could lower the market price of our common stock.
In the future, we may sell additional shares of our common stock or equity-linked securities to raise capital. In addition, a substantial number of shares of our common stock is reserved for issuance upon the exercise of stock options, upon the vesting and settlement of restricted stock units and performance units, stock purchases in connection with our Employee Stock Purchase Plan, and upon conversion of our notes. We cannot predict the size of future issuances or the effect, if any, that they may have on the market price for our common stock. This uncertainty may lead to increased volatility in our share price as investors speculate on the timing and impact of these issuances. The issuance and sale of substantial amounts of common stock or equity-linked securities, or the perception that such issuances and sales may occur, could adversely affect the trading price of our notes and the market price of our common stock and impair our ability to raise capital through the sale of additional equity or equity-linked securities. Additionally, any dilutive effect of such issuances might decrease the earnings per share and ownership interests of existing shareholders, potentially leading to further downward pressure on our stock price.
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
These provisions might result in our stock trading at a lower price due to perceptions of decreased acquisition potential.
We are also subject to certain anti-takeover provisions under the General Corporation Law of the State of Delaware (the "DGCL"). Under Section 203 of the DGCL, a corporation may not, in general, engage in a business combination with any holder of 15% or more of its capital stock unless the holder has held the stock for three years or (a) our board of directors approves the transaction prior to the stockholder acquiring the 15% ownership position, (b) upon consummation of the transaction that resulted in the stockholder acquiring the 15% ownership position, the stockholder owns at least 85% of the outstanding voting stock (excluding shares owned by directors or officers and shares owned by certain employee stock plans) or (c) the transaction is approved by the board of directors and by the stockholders at an annual or special meeting by a vote of 66 2/3% of the outstanding voting stock (excluding shares held or controlled by the interested stockholder). These provisions in our restated certificate of incorporation and amended and restated by-laws and under Delaware law could discourage potential takeover attempts, potentially reducing liquidity for our shareholders.

General Risk Factors
Current and future variants of COVID-19 and any economic difficulty they trigger could significantly harm our business.
The global spread of COVID-19 and its variants has created significant volatility, uncertainty, and economic disruption in the recent past, particularly for small- and mid-sized businesses. Many of our existing and prospective customers have experienced or could experience economic hardship caused by current and future variants of COVID-19. This could reduce the demand for our cloud services, delay and lengthen sales cycles, increase customer churn, force us to lower the prices for our services and/or provide customers with service credits, and lead to slower growth or even a decline in our revenue, operating results, and cash flows. The ongoing impact of COVID-19 on future demand for our services depends on numerous evolving factors, including: the duration and extent of the global spread of current and future COVID-19 variants; governmental, business, and individual actions that have been and continue to be taken in response to the current and future COVID-19 variants in different countries globally; the rate of vaccinations globally and the efficacy of available vaccines on current and future variants of the virus; the effect on our customers and customer demand and their ability to pay for our services; disruptions to third-party data centers and Internet service providers; and any decline in the quality and/or availability of our services. It is important to note that the shifting landscape of remote versus in-person work models could significantly alter demand patterns for our offerings, including the possibility that as businesses return to in-person work, the demand for some of our products could decline.
The ongoing impact of COVID-19 on macroeconomic conditions has at some periods also impacted the functioning of financial and capital markets, foreign currency exchange rates, and interest rates. Even after the COVID-19 pandemic has subsided, we may experience an adverse impact to our business as a result of COVID-19's global economic impact, including any recession that has occurred or may occur in the future, and we may need to access the capital markets at an unfavorable time. If we need to access the capital markets, we face the risk of market volatility which may severely limit our ability to raise capital and there can be no assurance that financing may be available on attractive terms, if at all.
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
Our cloud communications services rely on uninterrupted connection to the Internet through data centers and networks. Any interruption or disruption to our network, or the third parties on which we rely, could adversely impact our ability to provide service. Our network could be disrupted by circumstances outside of our control, including natural disasters, acts of war, terrorist attacks, global pandemics or malicious acts, among other unforeseen events, including, but not limited to, cyberattacks. For example, our headquarters, global networks operations center, and one of our third-party data center facilities are located in the San Francisco Bay Area, a region known for seismic activity. Also, global pandemics, such as the one caused by COVID-19, may restrict travel by personnel, reduce the availability of materials required to maintain data centers that support our cloud communication services, and could require us or our partner data centers and Internet service providers to curtail operations in certain geographic regions. Such an event may also impede our customers' connections to our network, since these connections also occur over the Internet, and would be perceived by our customers as an interruption of our services, even though such interruption would be beyond our control. The prolonged nature of such disruptions could also strain our operational resilience, affect employee productivity, particularly in regions heavily impacted by these disruptions, and might force a reassessment of our current operational and disaster recovery plans. Increased operational costs and changes in consumer behavior due to such events could further result in long-term shifts in our market and operational strategy. Any of these events could have a material adverse impact on our business, causing us to incur significant expenses, lose substantial amounts of revenue, suffer damage to our reputation, and lose customers.

ITEM 1B. UNRESOLVED STAFF COMMENTS
None.
ITEM 1C. CYBERSECURITY
8x8 recognizes the critical importance of cybersecurity in maintaining the integrity, confidentiality, and availability of its systems and data. As a leading provider of communication and collaboration solutions, 8x8 is committed to safeguarding its assets, including customer data, from evolving cybersecurity threats.
NIST Framework Adoption:
8x8's cybersecurity program is aligned with the National Institute of Standards and Technology, or NIST, cybersecurity framework, a widely recognized set of guidelines for managing and mitigating cybersecurity risks. By leveraging the National Institute of Standards and Technology framework, 8x8 has implemented a comprehensive and structured approach to identifying, protecting, detecting, responding to, and recovering from cybersecurity incidents.
Governance Structure:
At 8x8, cybersecurity is integral to the enterprise-wide risk management program. The Chief Information Security Officer, or CISO holds a pivotal role in overseeing the Company's cybersecurity initiatives. The Company's Chief Information Security Officer has served in various security leadership roles, including at a Fortune 500 technology company, and is a Certified Information System Security Professional, or CISSP, and a Licensed Private Investigator, and completed Harvard University's Cybersecurity Managing Risk in 2021. He also held a United States Top Secret / Sensitive Compartmentalized Information, or TS/SCI, security clearance when he advised the White House, Pentagon, National Security Agency, Central Intelligence Agency, and Federal Bureau of Investigation on classified projects. Reporting directly to the Chief Legal Officer, who in turn reports to the CEO, the Chief Information Security Officer is empowered to lead the Executive Risk Management Committee. Through this committee, critical cybersecurity issues are monitored, addressed, and escalated as necessary.
Furthermore, the Chief Information Security Officer provides regular updates and presentations directly to the Board of Directors on cybersecurity matters. This direct line of communication ensures that the Board remains informed and engaged in understanding and managing cybersecurity risks facing the Company.
To enhance oversight and governance in this area, 8x8's Board of Directors has established the Technology & Cybersecurity Committee. This committee focuses specifically on the Company's technology, products, and cybersecurity program, providing strategic guidance and oversight to ensure alignment with business objectives and industry standard practices.
Reporting and Communication:
Transparent reporting and communication are key components of 8x8's cybersecurity program. Incidents are promptly reported to the Chief Information Security Officer, who is responsible for escalating to relevant stakeholders, including executive leadership, the internal disclosure committee, and the Board of Directors, as required. Regular communication channels ensure that stakeholders are kept informed of the Company's cybersecurity posture and any emerging threats or incidents.

Determining Potential Impact and Materiality of Cybersecurity Incidents:

8x8 conducts thorough assessments to determine the potential impact and materiality of cybersecurity incidents. 8x8’s Chief Information Security Officer is a member of 8x8’s internal disclosure committee emphasizing the importance of cybersecurity as part of 8x8’s disclosure controls and procedures. By evaluating factors such as the nature of the incident, the extent of data exposure, and potential regulatory implications, the Company assesses the significance of cybersecurity events, which helps it take appropriate measures to mitigate risks, minimize impact and properly report any material cybersecurity incidents.

Incident Response Plan (IRP) Implementation:
8x8 has developed and implemented a comprehensive Incident Response Plan, or IRP, to effectively manage cybersecurity incidents. The Incident Response Plan outlines clear reporting and escalation processes, delineating roles and responsibilities for incident response team members. The plan is regularly reviewed, tested, and updated to facilitate its effectiveness in mitigating and responding to cybersecurity threats promptly.
Integration with Overall Risk Management Program:
The cybersecurity program at 8x8 is fully integrated with the Company's overall risk management program through our Chief Information Security Officer's participation in such governance structures as the executive risk management committee, data protection committee, and internal disclosure committee and the incorporation of security in the Company’s overall compliance and enterprise risk management programs. By aligning cybersecurity initiatives with 8x8’s broader enterprise risk management initiatives, 8x8 pursues a holistic approach to identifying, assessing, and mitigating risks across the organization.

Risk Assessment and Identification:
8x8 conducts regular risk assessments to identify and prioritize cybersecurity risks. Through measures such as vulnerability assessments, and penetration testing, the Company identifies potential vulnerabilities and takes proactive steps to address them. 8x8 has also implemented technical, administrative and legal controls to manage our risk from third party service providers, including implementation of a third-party vendor risk management platform. Individuals or entities have attempted, and will continue to attempt, to penetrate our network security, and that of our platform, to try to cause harm to our business operations, including by misappropriating our proprietary information or that of our customers, employees and business partners or causing interruptions of our products and platform. See the sections entitled "Risks Related to our Products and Operations" and "Risks Related to Regulatory Matters" in Part I, Item 1A "Risk Factors" for more information on our cybersecurity risks.
Training and Awareness:
8x8 invests in comprehensive training and awareness programs to educate employees about cybersecurity best practices and their roles in safeguarding company assets. By promoting a culture of cybersecurity awareness, 8x8 strengthens its overall security posture and reduces the risk of human error leading to cybersecurity incidents.

Engagement with Third Parties:

8x8 collaborates with third-party auditors, consultants, and participates in bug bounty programs to enhance its cybersecurity capabilities. External audits and assessments provide independent validation of the effectiveness of 8x8’s cybersecurity controls, while bug bounty programs leverage the collective expertise of the cybersecurity community to identify and address potential vulnerabilities.
Conclusion:
8x8 prioritizes cybersecurity as a fundamental aspect of its operations and is dedicated to maintaining a robust cybersecurity program aligned with industry practices and regulatory standards. Through strong governance, risk management, and continuous improvement efforts, 8x8 aims to protect its systems, data, and stakeholders from cybersecurity risks.
ITEM 2. PROPERTIES
Our principal operations are located in Campbell, California. Outside the United States, our operations are conducted primarily in leased office space located in the United Kingdom (primarily used for sales and customer support in Europe), Romania (primarily used for customer support, and research and development), Canada (primarily used for research and development), Portugal (primarily used for research and development), Singapore (primarily used for regional sales and marketing, procurement, customer support, and communications platform as-a-service), and Philippines (primarily used research and development and customer support).
In addition, we lease space from third-party data center hosting facilities under co-location agreements in the United States, Europe, and the Asia Pacific region.
For additional information regarding our obligations under leases, see Note 6, Leases, in the Notes to Consolidated Financial Statements contained in Part II, Item 8 of this Annual Report.
ITEM 3. LEGAL PROCEEDINGS
Information with respect to this item may be found in Note 7, Commitments and Contingencies in the Notes to Consolidated Financial Statements contained in Part II, Item 8 of this Annual Report, under “Legal Proceedings”, which is incorporated herein by reference.
ITEM 4. MINE SAFETY DISCLOSURES
Not applicable.

PART II
ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
Market Information for Common Stock
Since November 15, 2022, our common stock has been traded under the symbol "EGHT" and is listed on the Nasdaq Global Select Market of the Nasdaq Stock Market national securities exchange. Previously, from December 8, 2017 to November 14, 2022, our common stock traded under the symbol "EGHT" and was listed on the New York Stock Exchange, or the “NYSE.”
Dividend Policy
We have never paid cash dividends on our common stock and have no plans to do so in the foreseeable future.
Number of Common Stockholders
As of May 8, 2024, there were approximately 279 holders of record of our common stock. The actual number of stockholders is greater than this number of record holders and includes stockholders who are beneficial owners but whose shares are held in street name by brokers and other nominees.
See Item 12 of Part III of this Annual Report regarding information about securities authorized for issuance under our equity compensation plans.
Stock Performance Graph
Notwithstanding any statement to the contrary in any of our previous or future filings with the Securities and Exchange Commission the following information relating to the price performance of 8x8’s common stock shall not be deemed "filed" with the Securities and Exchange Commission or "soliciting material" under the Exchange Act and shall not be incorporated by reference into any such filings.
The graph below shows the cumulative total stockholder return over a five-year period, assuming the investment of $100 on March 31, 2019 in each of 8x8's common stock, the Nasdaq Composite Index, the New York Stock Exchange Composite Index, the Russell 2000 Index, and the Nasdaq Telecommunications Index. The graph is furnished, not filed, and the historical return cannot be indicative of future performance. The New York Stock Exchange Composite Index was added to the graph below because 8x8 changed the listing of its common stock to the NYSE from the Nasdaq in November 2022. In accordance with Securities and Exchange Commission rules, the performance graph presents both the indices used in the previous year and the newly selected index.

	March 31,
	2019	2020	2021	2022	2023	2024
8x8, Inc.	$100.00	$68.61	$160.59	$62.33	$20.64	$13.37
Russell 2000	100.00	74.89	144.21	134.45	117.06	137.98
NASDAQ Composite	100.00	99.62	171.38	183.98	158.12	211.91
NASDAQ Telecommunications	100.00	83.39	117.69	109.84	96.48	97.49
NYSE Composite	100.00	81.14	122.88	131.30	121.09	144.23
Issuer Issuances and Purchases of Equity Securities
Repurchases
In August 2022, the Company repurchased in privately negotiated transactions with a limited number of holders 10,695,000 shares of its common stock for approximately $60.0 million, in connection with the Exchange Transaction and negotiation of the secured term loan facility, as further described in Part II, Item 8, Note 8, Convertible Senior Notes and Term Loan.
There was no activity under the 2017 Repurchase Plan for the year ended March 31, 2024. The value of shares that may yet be purchased under the 2017 Repurchase Plan is approximately $7.1 million.
Issuances
On August 3, 2022, the Company agreed with its financial advisor, J. Wood Capital Advisors LLC, to settle 50% of its financial advisory fee for services provided in connection with the Exchange Transaction and negotiation of the secured term loan facility, as further described in Part II, Item 8, Note 8, Convertible Senior Notes and Term Loan, to the consolidated financial statements through the issuance of 1,015,024 shares of the Company's common stock, equivalent to approximately $5.1 million. These shares were issued in a private placement in reliance on the exemption from registration provided by Section 4(a)(2) of the Securities Act. The Company relied on this exemption based in part on representations made by the financial advisor in its engagement letter and related share payment letter.
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
This section discusses items pertaining to and comparisons of financial results between fiscal 2024 and fiscal 2023. A discussion of fiscal 2023 items and comparisons between fiscal 2023 and fiscal 2022 financial results can be found in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Part II, Item 7 of the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2023 (the “2023 MD&A”), filed with the Securities and Exchange Commission on May 25, 2023.
OVERVIEW
We are a leading provider of software-as-a-service solutions for contact center, voice communications, video meetings, employee collaboration, and embeddable communication application program interfaces. Our solutions empower workforces worldwide by connecting individuals and teams so they can collaborate faster, work smarter, and better serve customers, from any location. The communications capabilities and advanced artificial intelligence/machine learning technologies of our contact center, communication and collaboration solutions are integrated into a comprehensive cloud-based offering powered by our global communications platform, which together comprise our 8x8 XCaaS platform solution. The XCaaS platform delivers our unified communications as-a-service, contact center as-a-service, and communications platform as-a-service services and includes artificial intelligence-driven digital assistance, intuitive user interfaces, and real-time business analytics and intelligence, enabling organizations of all sizes to design, deploy and adapt tailored communications and workflows for differentiated employee and customer experiences.
The 8x8 XCaaS platform offers a cloud technology stack for communication, collaboration, and customer interaction. It delivers the security, scalability, high availability, and ease-of-use of a modern cloud-based architecture while masking the complexity of a global communications infrastructure. A comprehensive data layer across the platform powers 8x8 artificial intelligence/machine learning algorithms, as well as vertical-specific and purpose-built applications from our ecosystem of technology partners. This enables data-driven business insights and intelligent integrated applications that can drive employee productivity, resource optimization, and more effective end-customer interactions through simplified and automated workflows. Built with core cloud technologies that we own and manage internally, as well as integrated third-party applications from our technology partners, our XCaaS platform enables agile workplaces and fosters seamless communications and collaboration between an organization’s customers, contact center agents, and employees, regardless of geographic location.
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
Because our XCaaS platform includes unified communications as-a-service, contact center as-a-service and communications platform as-a-service and serves as a single integration framework for communications and customer interactions across an organization, customers can reduce costs associated with provisioning and management, increase customization based on use cases, and facilitate compliance with security and data privacy requirements on a global scale. In fiscal 2023, we introduced platform-wide integration of generative artificial intelligence from OpenAI, making it easier for organizations to unlock the potential of generative artificial intelligence to personalize self-service, bot-based and agent-based customer engagements. The XCaaS platform also integrates with a growing ecosystem of third-party applications, ranging from purpose-built and vertically-focused artificial intelligence-based applications to broadly deployed customer relationship management platforms and leading customer engagement and workforce management software.
Our solutions approach to third party integrations and platform-wide enablement of generative artificial intelligence, combined with flexibility to “mix and match” functionality based on users’ communication requirements and customer engagement profiles, allows organizations of all sizes to design and deploy tailored user experiences previously reserved to very large enterprises.
Our customers range from small businesses to large enterprises across all vertical markets, with users in more than 160 countries. In recent years, we have increased our focus on mid-market, small- and mid-sized enterprise, and public sector customers because these organizations typically have more complex communication and contact center requirements compared to the needs of small business customers. Organizations in these sectors – typically with 500 to 10,000 employees -- are more likely to adopt multiple services and realize greater value from our unified, global communications platform and our growing product portfolio, including artificial intelligence-enabled solutions.
We generate service revenue from subscriptions to our communications services subscriptions as well as from usage of our platform. We generate other revenue from professional services and the sale of office phones and other hardware equipment.

We define a “customer” as one or more legal entities to which we provide services pursuant to a single contractual arrangement. In some cases, we may have multiple billing relationships with a single customer (for example, where we establish separate billing accounts for a parent company and each of its subsidiaries).
SUMMARY AND OUTLOOK
In fiscal 2024, our total revenue decreased $15.2 million, or approximately 2% year-over-year, to $728.7 million. Our service revenue decreased $9.5 million, or approximately 1% year-over-year, to $700.6 million.
As part of our long-term strategy to expand our enterprise customer base, grow our revenue, and increase our profitability and cash flow, we have focused on reducing the cost of delivering our services and improving our sales efficiency while increasing our investment in research and development. To improve our sales efficiency, we have focused our sales and marketing resources on mid-market and enterprise customers, since these customers are likely to derive the greatest benefit from our unified XCaaS platform. We have also expanded our partner programs to extend our reach within this market, placing increased emphasis on developing a community of value-added resellers who provide implementation services and Tier 1 customer support in addition to sales. To support our customers and partners, we are expanding our customer success organization and investing in improvements to our back-office processes to increase our operational efficiency over time.
We believe that continued innovation is a critical factor in attracting and retaining mid-market and enterprise customers and is an important variable in achieving sustainable growth. We are committed to maintaining a high level of investment in engineering to deliver product innovation across our XCaaS platform, expand our ecosystem of integrated third-party applications, and maintain the high availability our customers require.
In August 2022, we refinanced approximately $403.8 million of the $500.0 million aggregate principal amount of 2024 Notes through an exchange for approximately $201.9 million in 2028 Notes plus approximately $181.8 million in cash. The cash payment was funded with the partial proceeds of a new $250.0 million senior secured term loan due in 2027 entered into in August 2022. Concurrently with the issuance of the 2028 Notes, we repurchased 10,695,000 shares of our common stock for approximately $60.0 million in privately negotiated transactions with a limited number of holders. In September 2022, December 2022 and February 2023, we repurchased $6.0 million, $21.8 million and $5.0 million in aggregate principal amount of the 2024 Notes, respectively, in separate privately negotiated transactions. On February 1, 2024, we paid the remaining aggregate principal of $63.3 million, and accrued interest of $0.2 million, related to the 2024 Notes, which matured on February 1, 2024. See Note 8, Convertible Senior Notes and Term Loan to our consolidated financial statements for details. In May 2023, we voluntarily prepaid $25.0 million of principal on our senior secured term loan, reducing the total principal outstanding to $225.0 million. Due to the adjustable nature of the interest rate on our senior secured term loan, our net income may vary.
KEY BUSINESS METRICS
Our management periodically reviews certain key business metrics to evaluate our operations, allocate resources, and drive financial performance in our business.
Annualized Recurring Subscriptions and Usage Revenue
Our management has measured the success of our strategy to attract and retain customers, in part, by analyzing trends in annualized recurring and usage revenue, or ARR, and believes annualized recurring and usage revenue may be useful to investors in evaluating our performance. Our management believes annualized recurring and usage revenue has been a useful indicator for measuring the overall performance of the business because it includes new customer additions, add-on sales, renewals and customer churn within a single metric. However, as the nature of our business is evolving as we launch and grow multiple products that have consumption-based pricing, we are re-evaluating our methodology and key business metrics we use. Our management has historically used trends in annualized recurring and usage revenue to assess our ongoing operations, allocate resources, and drive the performance of the business. We currently define annualized recurring and usage revenue as (A) equal to the sum of the most recent month of (i) recurring subscription amounts and (ii) platform usage charges for all communications platform as-a-service customers that demonstrate consistent monthly usage above a minimum threshold over the prior six-month period, multiplied by 12, and (B) excluding any non-bundled or overage usage fees associated with unified communications as-a-service subscriptions.
ARR is a performance metric and should be viewed independently of revenue and deferred revenue, and ARR is not intended to be a substitute for, or combined with, any of these items. We caution that our presentation may not be consistent with that of other companies.
We have historically analyzed annualized recurring and usage revenue within three separate customer categories: enterprise, mid-market and small business. We define enterprise customers as customers generating more than $100,000 in annualized recurring and usage revenue, mid-market as customers with annualized recurring and usage revenue between $25,000 and $100,000, and small business as customers with up to $25,000 in annualized recurring and usage revenue. Customers can move between categories over time based on individual annualized recurring and usage revenue. The Company continues to review annualized recurring and usage revenue growth, as well as changes in the mix, within the enterprise, mid-market and small business categories and relies on the growth percentage as one of the measures of potential future performance within the specific annualized recurring and usage revenue by customer size categories.

Total annualized recurring and usage revenue decreased 1% to $697.0 million at the end of fiscal 2024 from $703.0 million at the end of fiscal 2023. Enterprise annualized recurring and usage revenue decreased 1% to $402.0 million at the end of fiscal 2024 from $405.0 million the end of fiscal 2023. Mid-Market annualized recurring and usage revenue decreased 2% to $127.0 million at the end of fiscal 2024 from $130.0 million at the end of fiscal 2023. Small Business annualized recurring and usage revenue decreased 1% to $167.0 million at the end of fiscal 2024 from $168.0 million at the end of fiscal 2023.
COMPONENTS OF RESULTS OF OPERATIONS
Service Revenue
Service revenue consists of communication services subscriptions, platform usage revenue, and related fees from our unified communications as-a-service, contact center as-a-service, and communications platform as-a-service offerings. We plan to increase service revenue through a combination of new customer acquisition, cross-sell of additional products to existing customers, including new products resulting from our increased investment in innovation, geographic expansion of our customer base outside the United States, innovation in our products and technologies, and through strategic acquisitions of technologies and businesses.
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
Cost of Service Revenue
Cost of service revenue consists primarily of costs associated with network operations and related personnel, technology licenses, amortization of capitalized internal-use software, other communication origination and termination services provided by third-party carriers, outsourced customer service call center operations, and other costs such as customer service, and technical support costs. We allocate overhead costs, such as information technology and facilities, to cost of service revenue, as well as to each of the operating expense categories, generally based on relative headcount. Our information technology costs include costs for information technology infrastructure and personnel. Facilities costs primarily consist of office leases and related expenses.
Cost of Other Revenue
Cost of other revenue consists primarily of direct and indirect costs associated with the purchase and shipping and handling of IP telephones as well as the scheduling, shipping and handling, personnel costs, and other expenditures incurred in connection with the professional services associated with the deployment and implementation of our products, and allocated information technology and facilities costs.
Research and Development
Research and development expenses consist primarily of personnel and related costs, third-party development, software and equipment costs necessary for us to conduct our product, platform development and engineering efforts, as well as allocated information technology and facilities costs.
Sales and Marketing
Sales and marketing expenses consist primarily of personnel and related costs, sales commissions, including those to the channel, trade shows, advertising and other marketing, demand generation, and promotional expenses, as well as allocated information technology and facilities costs.
General and Administrative
General and administrative expenses consist primarily of personnel and related costs, professional services fees, corporate administrative costs, tax and regulatory fees, and allocated information technology and facilities costs.

Impairment of Long-Lived Assets
Impairment of long-lived assets consists of non-cash impairment charges for right-of-use assets and capitalized software. During the third quarter of fiscal year 2024, we partially ceased use of the Company's Headquarters and an international office space. We reviewed the recoverability of the related right-of-use assets and determined an impairment indicator was identified as these events indicated the carrying value of the right-of-use assets may not be recoverable. In connection with partially ceasing use of the Company’s Headquarters and an international office space, the Company recorded impairment charges of $9.9 million and $1.1 million, respectively, as the carrying amount of the right-of-use assets related to the leases exceeded its fair value based on the Company’s estimate of future discounted cash flows related to the leased facility. During the year ended March 31, 2024, the non-cash charge of $11.0 million was recorded as an impairment of long-lived assets on the consolidated statements of operations and consisted of an $11.0 million impairment of operating lease right-of-use assets. See Note 1, The Company and Significant Accounting Policies, for further details.
During the year ended March 31, 2023, the impairment charge of $6.4 million was due to capitalized software and right-of-use assets of $3.7 million and $2.7 million, respectively.
Other Expense, Net
Other expense, net, consists primarily of interest expense related to our term loan and convertible notes, amortization of debt discount and issuance costs, offset by gains on debt extinguishment, as well as other income.
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
RESULTS OF OPERATIONS
Revenue
Service revenue

	For the years ended March 31,
(in thousands, except percentages)	2024	2023	Change
Service revenue	$700,579	$710,044	$(9,465)	(1.3)%
Percentage of total revenue	96.1%	95.4%
Service revenue decreased by $9.5 million, or 1.3%, for fiscal 2024 compared to fiscal 2023, and this change was driven by a decrease in subscription revenue of $9.5 million related to increased customer churn and down-sell.
We continue to monitor factors that could have an impact on customer buying behavior and demand, including macroeconomic conditions, contract duration, churn, upsell and down-sell, renewals, and payment terms, all of which could cause variability in our revenue.
Other revenue

	For the years ended March 31,
(in thousands, except percentages)	2024	2023	Change
Other revenue	$28,126	$33,894	$(5,768)	(17.0)%
Percentage of total revenue	3.9%	4.6%
Other revenue decreased by $5.8 million, or 17.0%, in fiscal 2024, as compared to fiscal 2023, due to lower professional service and product revenue of $4.1 million and $1.7 million, respectively.
Our business is diversified by vertical market and geography, and no single customer represented more than 10% of our total revenue during fiscal years 2024 and 2023.
Cost of Revenue
Cost of service revenue

	For the years ended March 31,
(in thousands, except percentages)	2024	2023	Change
Cost of service revenue	$192,960	$198,871	$(5,911)	(3.0)%
Percentage of service revenue	27.5%	28.0%
Cost of service revenue decreased $5.9 million, or 3.0%, during fiscal 2024 compared to fiscal 2023, due to decreases of $6.1 million related to the amortization of capitalized software and intangible assets and $2.6 million of combined employee, consulting and stock-based compensation expense. These decreases were partially offset by an increase of $2.8 million in costs to deliver our services.
We expect cost of service revenue will increase in absolute dollars but generally remain consistent or decline as a percentage of revenue in future periods.
Cost of other revenue

	For the years ended March 31,
(in thousands, except percentages)	2024	2023	Change
Cost of other revenue	$31,945	$42,604	$(10,659)	(25.0)%
Percentage of other revenue	113.6%	125.7%
Cost of other revenue decreased $10.7 million, or 25.0%, in fiscal 2024 compared to fiscal 2023, primarily due to $7.8 million decreased personnel-related costs to deliver our professional services coupled with $2.9 million lower product costs.
Operating Expenses
Research and development

	For the years ended March 31,
(in thousands, except percentages)	2024	2023	Change
Research and development	$136,216	$142,491	$(6,275)	(4.4)%
Percentage of total revenue	18.7%	19.2%
Research and development expenses decreased $6.3 million, or 4.4%, in fiscal 2024 compared to fiscal 2023, primarily due to decreases of $6.5 million in stock-based compensation, $1.8 million in amortization of capitalized software $0.6 million in software licenses. These decreases were partially offset by increases of $2.2 million in combined employee, consulting and facility costs and $0.3 million in internally-developed software and other costs.
Sales and marketing

	For the years ended March 31,
(in thousands, except percentages)	2024	2023	Change
Sales and marketing	$271,944	$311,883	$(39,939)	(12.8)%
Percentage of total revenue	37.3%	41.9%
Sales and marketing expenses decreased $39.9 million, or 12.8%, in fiscal 2024 compared to fiscal 2023 primarily due to decreases of $19.3 million in personnel-related and consulting costs, $17.2 million of combined paid media, marketing services and other costs, and $8.4 million in stock-based compensation expense. These decreases were partially offset by an increase of $5.2 million in channel commissions and amortization of deferred commission.
General and administrative

	For the years ended March 31,
(in thousands, except percentages)	2024	2023	Change
General and administrative	$112,209	$108,001	$4,208	3.9%
Percentage of total revenue	15.4%	14.5%
General and administrative expenses increased $4.2 million, or 3.9%, in fiscal 2024 compared to fiscal 2023 primarily due a $13.9 million increase primarily due to Fuze regulatory charges and $3.4 million increase of combined acquisition, integration, contract termination and other costs. This increase was partially offset by decreases of $6.3 million in stock-based compensation and $6.9 million in personnel-related, consulting and other costs.

Impairment of long-lived assets

	For the years ended March 31,
(in thousands, except percentages)	2024	2023	Change
Impairment of long-lived assets	$11,034	$6,380	$4,654	72.9%
Percentage of total revenue	1.5%	0.9%
Impairment of long-lived assets increased $4.7 million in fiscal 2024 compared to fiscal 2023. During the third quarter of fiscal 2024, we partially ceased use of the Company's Headquarters and an international office space. We reviewed the recoverability of the related right-of-use assets and determined an impairment indicator was identified as these events indicated the carrying value of the right-of-use assets may not be recoverable. In connection with partially ceasing use of the Company’s Headquarters and an international office space, the Company recorded impairment charges of $9.9 million and $1.1 million, respectively, as the carrying amount of the right-of-use assets related to the leases exceeded its fair value based on the Company’s estimate of future discounted cash flows related to the leased facility. During the year ended March 31, 2024, the non-cash charge of $11.0 million was recorded as an impairment of long-lived assets on the consolidated statements of operations and consisted of an $11.0 million impairment of operating lease right-of-use assets. See Note 1, The Company and Significant Accounting Policies, for further details.
During the year ended March 31, 2023, the impairment charge of $6.4 million was due to capitalized software and right-of-use assets of $3.7 million and $2.7 million, respectively.
Other expense, net

	For the years ended March 31,
(in thousands, except percentages)	2024	2023	Change
Other expense, net	$(36,347)	$(4,044)	$(32,303)	NM
Percentage of total revenue	(5.0)%	(0.5)%
We recognized $36.3 million of other expense, net during fiscal 2024 compared to $4.0 million of other expense, net during fiscal 2023 primarily due to $18.5 million gain from debt extinguishment from the 2024 convertible notes recorded in the prior year compared to a $1.8 million loss on debt extinguishment in fiscal 2024, $12.3 million increase in interest expense on our variable-rate term loan entered into in the second quarter of fiscal 2023, an increase of $2.0 million in unrealized foreign exchange losses, and $1.8 million of gain on sale of assets recorded in the prior year. These were partially offset by $2.8 million of other income driven by interest income earned on available-for-sale investments and $1.8 million gain on remeasurement of warrants issued in connection with the term loan.
Provision for income taxes

	For the years ended March 31,
(in thousands, except percentages)	2024	2023	Change
Provision for income taxes	$3,642	$2,807	$835	29.7%
Percentage of total revenue	0.5%	0.4%
For the year ended March 31, 2024, we recorded an income tax provision of $3.6 million compared to an income tax provision of $2.8 million in fiscal 2023, primarily due to higher federal and state income taxes as a result of the application of certain 2017 Tax Cuts and Jobs Act tax law changes that limited the amount of taxable income that can be offset by net operating loss carryforwards.

Liquidity and Capital Resources
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
Cash, Cash Equivalents, and Investments
As of March 31, 2024, we had $117.3 million of cash and cash equivalents and short-term investments. In addition, we had $0.5 million in restricted cash in support of letters of credit securing leases for office facilities.
Our primary requirements for liquidity and capital are working capital, research and development and marketing activities, principal and interest payments on our outstanding debt and other general corporate needs. Historically, these cash requirements have been met through cash provided by operating activities and cash and cash equivalents. Our current capital deployment strategy for fiscal 2024 is to invest excess cash on hand to support our continued growth initiatives into select markets and planned software development activities, and pay down our debt. As of March 31, 2024, we are not party to any off-balance sheet arrangements that have had or are reasonably likely to have a current or future material effect on our financial condition, results of operations, liquidity, capital expenditures, or capital resources. Significant cash requirements for the upcoming fiscal year include our interest payments related to our debt obligations, operating lease obligations, and operating and capital purchase commitments. For information regarding our expected cash requirements and timing of payments related to leases and noncancellable purchase commitments, see Note 6, Leases, and Note 7, Commitments and Contingencies, respectively, to the consolidated financial statements. Additionally, refer to Note 8, Convertible Senior Notes and Term Loan, to the consolidated financial statements for more information related to our debt obligations and applicable covenants.
Cash Flows
The following is a summary of our cash flows provided by (used in) operating, investing and financing activities:

	Years Ended March 31,
(In thousands)	2024	2023	2022
Net cash provided by operating activities	$78,985	$48,786	$34,680
Net cash provided by (used in) investing activities	8,546	6,050	(159,978)
Net cash provided by (used in) financing activities	(83,411)	(37,784)	105,425
Effect of exchange rate changes on cash	(126)	(5,037)	(585)
Net increase (decrease) in cash and cash equivalents	$3,994	$12,015	$(20,458)
Cash provided by operating activities increased by $30.2 million to $79.0 million for fiscal 2024, mainly due to an increase in cash received from customers, decrease in cash paid to suppliers, and a decrease in cash paid for sales commission costs. Cash provided by investing activities increased $2.5 million to $8.5 million for fiscal 2024, mainly due to decreases in the purchases, sales, and maturities of investments. Cash used in financing activities increased by $45.6 million to $83.4 million for fiscal 2024, due to principal repayments of $25.0 million on the term loan and $234.8 million proceeds in fiscal 2023 offset by a reduction in repayment and exchange of $154.0 million on the convertible senior notes and repurchase of common stock of $60.2 million in fiscal 2023.
Debt Obligations
See Note 8, Convertible Senior Notes and Term Loan in the audited consolidated financial statements included elsewhere in this Annual Report for information regarding our debt obligations.

Material Cash Requirements and Other Obligations
The following table summarizes the payments due for our outstanding contractual obligations as of March 31, 2024:

	Total	Less than 1 year	1-3 years	3-5 years	Thereafter
2028 Notes
Principal payments	$201,914	$—	$201,914	$—	$—
Interest payments	32,307	8,077	24,230	—	—
Term loan(1)
Principal payments	225,000	—	225,000	—	—
Interest payments(2)	92,393	27,718	64,675	—	—
Operating lease obligations(3)	77,284	13,737	23,964	21,148	18,435
Purchase obligations	61,154	44,855	15,150	877	272
Total	$690,052	$94,387	$554,933	$22,025	$18,707
(1) See Note 8, Convertible Senior Notes and Term Loan, in the Notes to Consolidated Financial Statements included in this Annual Report for further information.
(2) Total interest payments of $92.4 million were determined using the effective interest rate of 11.9% as of March 31, 2024. See Note 8, Convertible Senior Notes and Term Loan, in the Notes to Consolidated Financial Statements included in this Annual Report regarding the interest rate terms.
(3) See Note 6, Leases, in the Notes to Consolidated Financial Statements included in this Annual Report for further information.
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
Allowance for Credit Losses
We account for allowances for credit losses under the current expected credit loss, or CECL, impairment model for our financial assets, including accounts receivable, and present the net amount of the financial instrument expected to be collected. The current expected credit loss impairment model requires an estimate of expected credit losses, measured over the contractual life of an instrument, which considers forecasts of future economic conditions in addition to information about past events and current conditions. Using this model, we estimate the adequacy of the allowance for credit losses at the end of each reporting period based on the aging of the receivable balance, current and historical customer trends, communications with customers, and macro-economic conditions. Amounts are written off after considerable collection efforts have been made and the amounts are determined to be uncollectible.
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
Capitalized Internal-Use Software Costs
Certain costs of software are capitalized during the application development phase. We begin to capitalize costs to develop software when preliminary development efforts are successfully completed, management has authorized and committed project funding, it is probable that the project will be completed, and the software will be used as intended.
Capitalized internal-use software development costs are included in property and equipment. Once the project has been completed, these costs are amortized to cost of service revenue on a straight-line basis over the estimated useful life of the related asset as noted in Property and Equipment.
Costs incurred prior to meeting these criteria together with costs incurred for training and maintenance are expensed as incurred and recorded in research and development expense. We test capitalized internal-use software development costs for impairment on an annual basis, or as events occur or circumstances change that could impact the recoverability of the capitalized costs.
Accounting for Long-Lived Assets
We review the recoverability of our long-lived assets, such as property and equipment, right-of-use assets, definite lived intangibles, or capitalized internal-use software costs, when events or changes in circumstances occur that indicate that the carrying value of the asset or asset group may not be recoverable. Examples of such events could include the disposal of a significant portion of such asset, an adverse change in the market involving the business employing the related asset, or a significant change in the operation or use of an asset. The assessment of possible impairment is based on our ability to recover the carrying value of the asset or asset group from the expected future cash flows (undiscounted and without interest charges) of the related operations. If these cash flows are less than the carrying value of such asset or asset group, an impairment loss is recognized for the difference between estimated fair value and carrying value. The measurement of impairment requires management to estimate the fair value of long-lived assets and asset groups through future cash flows.
During fiscal 2024, we recorded an impairment of long-lived assets related to the Company's right-of-use assets on the consolidated statements of operations. See Note 6, Leases, for further details.
Goodwill and Other Intangible Assets
Goodwill represents the excess fair value of consideration transferred over the fair value of net assets acquired in business combinations. Goodwill and intangible assets with indefinite useful lives are not amortized but are tested annually for impairment and more often if there is an indicator of impairment.
We perform testing for impairment of goodwill on an annual basis, or as events occur or circumstances change that would more likely than not reduce the fair value of our single reporting unit below its carrying amount. Goodwill is considered impaired if the carrying value of the reporting unit exceeds its fair value.
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

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Interest Rate Fluctuation Risk
Cash, Cash Equivalents and Short-Term Investments
We had cash, cash equivalents, and investments totaling $117.3 million as of March 31, 2024. Cash equivalents and investments were invested primarily in money market funds, United States treasury, commercial paper, and corporate bonds. Our investment policy is focused on the preservation of capital and supporting our liquidity needs. Under the policy, we invest in highly rated securities, while limiting the amount of credit exposure to any one issuer other than the United States government. We do not invest in financial instruments for trading or speculative purposes, nor do we use leveraged financial instruments. We utilize external investment managers who adhere to the guidelines of our investment policy. A hypothetical 10% change in interest rates would not have a material impact on the value of our cash, cash equivalents, or available-for-sale investments.
Term Loan
The Company is subject to interest rate risk with the Term Loan as we pay interest on the principal balance at a variable rate. As of March 31, 2024, the aggregate principal of the term loan was $225.0 million. A hypothetical variable interest rate increase of 10%, would increase our annual interest expense by approximately $2.4 million on our consolidated results of operations.
2028 Notes
As of March 31, 2024, we have $201.9 million aggregate principal amount of the 2028 Notes. Our 2028 Notes bear a fixed interest rate, and therefore, is not subject to interest rate risk as the 2028 Notes are recorded at face value, less unamortized discount, on our consolidated balance sheets, and we present the fair value for required disclosure purposes only.
Foreign Currency Exchange Risk
We have foreign currency risks related to our revenue and operating expenses denominated in currencies other than the United States dollar, primarily the British Pound and Euro, causing both our revenue and our operating results to be impacted by fluctuations in the exchange rates.
Gains or losses from the revaluation of certain cash balances, accounts receivable balances and intercompany balances that are denominated in these currencies impact our net income (loss). A hypothetical decrease in all foreign currencies against the United States dollar of 10% would not result in a material foreign currency loss on foreign-denominated balances as of March 31, 2024. As our foreign operations expand, our results may be more impacted by fluctuations in the exchange rates of the currencies in which we do business.
At this time, we do not, but we may in the future, enter into financial instruments to hedge our foreign currency exchange risk.

ITEM 8. CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm
To the Shareholders and the Board of Directors of
8x8, Inc.
Opinions on the Financial Statements and Internal Control over Financial Reporting
We have audited the accompanying consolidated balance sheets of 8x8, Inc. (the “Company”) as of March 31, 2024 and 2023, the related consolidated statements of operations, comprehensive loss, stockholders’ equity and cash flows for each of the three years in the period ended March 31, 2024, and the related notes (collectively referred to as the “consolidated financial statements”). We also have audited the Company’s internal control over financial reporting as of March 31, 2024, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of the Company as of March 31, 2024 and 2023, and the consolidated results of its operations and its cash flows for each of the three years in the period ended March 31, 2024, in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of March 31, 2024, based on criteria established in Internal Control - Integrated Framework (2013) issued by COSO.
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

Critical Audit Matters
The critical audit matter communicated below is a matter arising from the current period audit of the consolidated financial statements that was communicated or required to be communicated to the audit committee and that (1) relate to accounts or disclosures that are material to the consolidated financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matter does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which they relate.
Impairment of Long-Lived Assets-Right-of-use ("ROU") Assets
As described in Notes 1 and 6 to the consolidated financial statements, the Company reviews the recoverability of its long-lived assets when events or changes in circumstances occur that indicate that the carrying value of the asset or asset group may not be recoverable. The assessment of possible impairment is based on the Company's ability to recover the carrying value of the asset or asset group from the expected future cash flows (undiscounted and without interest charges) of the related operations. If these cash flows are less than the carrying value of such asset or asset group, an impairment loss is recognized for the difference between estimated fair value and carrying value. The measurement of impairment requires management to estimate the fair value of long-lived assets and asset groups through future cash flows. In connection with partially ceasing use of the Company’s headquarters and an international office space, the Company recorded impairment charge of $11.0 million during the year ended March 31, 2024, as the carrying amount of the right-of-use assets related to the leases exceeded their fair values based on the Company’s estimate of future discounted cash flows under the income approach, which included the use of significant assumptions by management related to discount rates, estimated sublease income, and temporary idling periods.

We identified the valuation of the right-of-use assets as a critical audit matter. The valuation of the right-of-use assets involved the application of management judgment in determining the significant assumptions used in the discounted cash flows analysis to estimate fair values. Auditing management’s judgments regarding the significant assumptions used in the discounted cash flows analysis involved significant audit effort, as well as especially challenging and subjective auditor judgment when performing audit procedures and evaluating the results of those procedures.

The primary procedures we performed to address this critical audit matter included:
•Testing the design, implementation, and operating effectiveness of controls used in management’s estimates of fair value using an income approach.
•Evaluating the methods used by management included (a) obtaining an understanding of the Company’s plans and the Board of Director’s actions relating to the partially ceasing use of office space (b) evaluating management’s determination of the unit of account and (c) assessing the appropriateness of the estimation techniques utilized.
•Testing the completeness and accuracy of certain underlying data used by management and evaluating the relevance and reliability of the sources of the data used.
•Identifying and evaluating the reasonableness of the significant assumptions used by management, including discount rates, estimated sublease income, and temporary idling periods.
•Involving professionals with specialized skill and knowledge to assist in evaluating the estimated sublease income, temporary idling periods, discount rates, and future cash flows used by management.

/s/ Moss Adams LLP

Campbell, California
May 21, 2024

We have served as the Company’s auditor since 2008.

8X8, INC.
CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share amounts)

	As of March 31,
	2024	2023
ASSETS
Current assets:
Cash and cash equivalents	$116,262	$111,400
Restricted cash, current	356	511
Short-term investments	1,048	26,228
Accounts receivable, net	58,979	62,307
Deferred sales commission costs, current	35,933	38,048
Other current assets	35,258	34,630
Total current assets	247,836	273,124
Property and equipment, net	53,181	57,871
Operating lease, right-of-use assets	35,924	52,444
Intangible assets, net	86,717	107,112
Goodwill	266,574	266,863
Restricted cash, non-current	105	818
Deferred sales commission costs, non-current	52,859	67,644
Other assets, non-current	12,783	15,934
Total assets	$755,979	$841,810

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$48,862	$46,802
Accrued and other liabilities	78,102	73,740
Operating lease liabilities, current	11,295	11,504
Deferred revenue, current	34,325	34,909
Convertible senior notes, current	—	62,932
Total current liabilities	172,584	229,887
Operating lease liabilities, non-current	56,647	65,623
Deferred revenue, non-current	7,810	10,615
Convertible senior notes, non-current	197,796	196,821
Term loan	211,894	231,993
Other liabilities, non-current	7,290	6,965
Total liabilities	654,021	741,904
Commitments and contingencies (Note 7)
Stockholders' equity:
Preferred stock: $0.001 par value, 5,000,000 shares authorized, none issued and outstanding as of March 31, 2024 and 2023	—	—
Common stock: $0.001 par value, 300,000,000 shares authorized, 125,193,573 shares and 114,659,255 shares issued and outstanding at March 31, 2024 and 2023, respectively	125	115
Additional paid-in capital	973,895	905,635
Accumulated other comprehensive loss	(11,553)	(12,927)
Accumulated deficit	(860,509)	(792,917)
Total stockholders' equity	101,958	99,906
Total liabilities and stockholders' equity	$755,979	$841,810
The accompanying notes are an integral part of these consolidated financial statements.

8X8, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share amounts)

	For the years ended March 31,
	2024	2023	2022
Service revenue	$700,579	$710,044	$602,357
Other revenue	28,126	33,894	35,773
Total revenue	728,705	743,938	638,130
Cost of service revenue	192,960	198,871	195,909
Cost of other revenue	31,945	42,604	51,649
Total cost of revenue	224,905	241,475	247,558
Gross profit	503,800	502,463	390,572
Operating expenses:
Research and development	136,216	142,491	112,387
Sales and marketing	271,944	311,883	314,223
General and administrative	112,209	108,001	118,103
Impairment of long-lived assets	11,034	6,380	—
Total operating expenses	531,403	568,755	544,713
Loss from operations	(27,603)	(66,292)	(154,141)
Other expense, net	(36,347)	(4,044)	(21,629)
Loss before provision (benefit) for income taxes	(63,950)	(70,336)	(175,770)
Provision (benefit) for income taxes	3,642	2,807	(387)
Net loss	$(67,592)	$(73,143)	$(175,383)

Net loss per share:
Basic and diluted	$(0.56)	$(0.63)	$(1.55)
Weighted average number of shares:
Basic and diluted	121,106	115,959	113,354
OTHER EXPENSE, NET DETAILS
(in thousands)

	For the years ended March 31,
	2024	2023	2022
Interest expense	$(35,352)	$(23,020)	$(2,271)
Amortization of debt discount and issuance costs	(4,472)	(4,254)	(20,404)
Gain on warrants remeasurement	2,176	417	—
Gain (loss) on debt extinguishment	(1,766)	18,545	—
Gain (loss) on sale of assets	(179)	1,821	(68)
Gain (loss) on foreign exchange	(1,032)	993	908
Other income	4,278	1,454	206
Other expense, net	$(36,347)	$(4,044)	$(21,629)
The accompanying notes are an integral part of these consolidated financial statements.

8X8, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(in thousands)

	For the years ended March 31,
	2024	2023	2022
Net loss	$(67,592)	$(73,143)	$(175,383)
Other comprehensive income (loss), net of tax
Unrealized gain (loss) on investments in securities	280	(184)	(571)
Foreign currency translation adjustment	1,094	(4,830)	(3,149)
Comprehensive loss	$(66,218)	$(78,157)	$(179,103)
The accompanying notes are an integral part of these consolidated financial statements.

8X8, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(in thousands, except shares)

	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total
	Shares	Amount
Balance at March 31, 2021	109,134,739	$109	$755,643	$(4,193)	$(591,055)	$160,504
Issuance of common stock under stock plans, less withholding	6,969,809	7	15,915	—	—	15,922
Stock-based compensation expense	—	—	132,736	—	—	132,736
Stock-based compensation expense related to Fuze acquisition	53,498	—	828	—	—	828
Forfeiture of common stock related to Wavecell acquisition	(25,536)	—	—	—	—	—
Issuance of common stock related to Fuze acquisition	4,070,355	4	80,852	—	—	80,856
Share repurchases	(2,340,058)	(2)	(44,974)	—	—	(44,976)
Equity component of convertible senior notes, net of issuance cost	—	—	15,599	—	—	15,599
Unrealized investment loss	—	—	—	(571)	—	(571)
Foreign currency translation adjustment	—	—	—	(3,149)	—	(3,149)
Net loss	—	—	—	—	(175,383)	(175,383)
Balance at March 31, 2022	117,862,807	118	956,599	(7,913)	(766,438)	182,366
Adjustment related to adoption of ASU 2020-06	—	—	(92,832)	—	46,672	(46,160)
Issuance of common stock under stock plans, less withholding	6,498,922	7	4,678	—	—	4,685
Stock-based compensation expense	—	—	92,065	—	—	92,065
Forfeiture of common stock related to Wavecell acquisition	(22,311)	—	—	—	—	—
Repurchase of capped calls	—	—	244	—	—	244
Share repurchases	(10,695,187)	(11)	(60,203)	—	—	(60,214)
Shares issued for debt issuance	1,015,024	1	5,084	—	—	5,085
Dissolution of investment in foreign subsidiary	—	—	—	—	(8)	(8)
Unrealized investment loss	—	—	—	(184)	—	(184)
Foreign currency translation adjustment	—	—	—	(4,830)	—	(4,830)
Net loss	—	—	—	—	(73,143)	(73,143)
Balance at March 31, 2023	114,659,255	115	905,635	(12,927)	(792,917)	99,906
Issuance of common stock under stock plans, less withholding	7,612,910	7	(7)	—	—	—
ESPP issuance	1,883,318	2	4,882	—	—	4,884
Stock-based compensation expense	—	—	63,386	—	—	63,386
Issuance of common stock under stock plans, less withholding, related to Fuze acquisition	1,038,090	1	(1)	—	—	—
Unrealized investment gain	—	—	—	280	—	280
Foreign currency translation adjustment	—	—	—	1,094	—	1,094
Net loss	—	—	—	—	(67,592)	(67,592)
Balance at March 31, 2024	125,193,573	$125	$973,895	$(11,553)	$(860,509)	$101,958

The accompanying notes are an integral part of these consolidated financial statements.

8X8, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	For the years ended March 31,
	2024	2023	2022
Cash flows from operating activities:
Net loss	$(67,592)	$(73,143)	$(175,383)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation	8,301	10,464	11,374
Amortization of intangible assets	20,395	21,078	8,317
Amortization of capitalized internal-use software costs	18,486	20,739	28,863
Impairment of capitalized software	—	3,729	—
Amortization of debt discount and issuance costs	4,472	4,254	20,404
Amortization of deferred sales commission costs	40,181	38,195	34,701
Allowance for credit losses	2,236	1,892	1,974
Operating lease expense, net of accretion	10,934	12,030	13,482
Impairment of right-of-use assets	11,034	2,651	—
Stock-based compensation expense	61,910	89,536	133,331
(Gain) loss on debt extinguishment	1,766	(18,545)	—
Gain on remeasurement of warrants	(2,176)	(417)	—
(Gain) loss on sale of assets	179	(1,821)	—
Other	680	101	3,726
Changes in assets and liabilities:
Accounts receivable, net	753	(8,450)	6,867
Deferred sales commission costs	(22,879)	(31,086)	(44,224)
Other current and non-current assets	(2,348)	2,150	(4,022)
Accounts payable and accruals	(4,182)	(24,403)	(8,740)
Deferred revenue	(3,165)	(168)	4,010
Net cash provided by operating activities	78,985	48,786	34,680

Cash flows from investing activities:
Purchases of property and equipment	(2,650)	(2,991)	(4,137)
Proceeds from sale of intangible assets	—	1,000	—
Capitalized internal-use software costs	(14,289)	(11,896)	(20,370)
Purchases of investments	(6,174)	(53,308)	(83,383)
Sales of investments	—	8,296	13,299
Maturities of investments	31,659	66,199	60,023
Acquisition of businesses, net of cash acquired	—	(1,250)	(125,410)
Net cash provided by (used in) investing activities	8,546	6,050	(159,978)

Cash flows from financing activities:
Finance lease payments	—	—	(15)
Tax-related withholding of common stock	—	—	(310)
Proceeds from issuance of common stock under employee stock plans	4,884	4,679	16,107
Repurchase of capped calls	—	244	—
Repayment of principal on term loan	(25,000)	—	—
Net proceeds from term loan	—	234,806	—
Repayment of convertible senior notes	(63,295)	(217,299)	—
Proceeds from issuance of convertible senior notes	—	—	134,619
Repurchase of common stock	—	(60,214)	(44,976)
Net cash provided by (used in) financing activities	(83,411)	(37,784)	105,425
Effect of exchange rate changes on cash	(126)	(5,037)	(585)
Net increase (decrease) in cash and cash equivalents	3,994	12,015	(20,458)
Cash, cash equivalents and restricted cash, beginning of year	112,729	100,714	121,172
Cash, cash equivalents and restricted cash, end of year	$116,723	$112,729	$100,714

Supplemental and non-cash disclosures:

	For the years ended March 31,
	2024	2023	2022
Interest paid	$35,574	$22,162	$2,156
Income taxes paid	$5,974	$1,530	$1,320
Payables and accruals for property and equipment	$3,868	$38	$88
Warrants issued in connection with term loan	$—	$5,915	$—
Shares issued in connection with term loan and convertible senior notes	$—	$5,084	$—
Issuance of 2028 convertible senior notes in exchange of 2024 convertible senior notes	$—	$201,914	$—
Right-of-use assets acquired in connection with Fuze acquisition	$—	$—	$7,261
Shares consideration in connection with Fuze acquisition	$—	$—	$80,856
Reconciliation of cash, cash equivalents and restricted cash to the consolidated balance sheets:

	As of March 31,
	2024	2023	2022
Cash and cash equivalents	$116,262	$111,400	$91,205
Restricted cash, current	356	511	8,691
Restricted cash, non-current	105	818	818
Total cash, cash equivalents and restricted cash	$116,723	$112,729	$100,714
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
CHANGE IN REPORTING PRESENTATION
Historically, accrued compensation, accrued taxes, and other accrued liabilities have been presented separately on the consolidated balance sheets and cost of revenue and cost of other revenue have been presented within operating expenses. During the fourth quarter of fiscal 2024, the Company made the following voluntary changes in accounting presentation and reclassified prior period amounts to conform to current year presentation:
•Consolidated accrued compensation, accrued taxes, and other accrued liabilities into accrued and other liabilities on the consolidated balance sheets, see Note 4, Financial Statement Components, for further details.
•Separately state cost of revenue, cost of other revenue and recognize gross profit on the Company's consolidated statement of operations.
Additionally, the results of operations for the year ended March 31, 2023 have been reclassified to conform to the Company's current period presentation. During the year ended March 31, 2023, the Company reclassified $3.7 million impairment of capitalized software from research and development expenses to impairment of long-lived assets and a $2.7 million impairment of right-of-use assets from general and administrative expenses to impairment of long-lived assets. These prior period reclassifications had no impact on our consolidated balance sheets, statements of comprehensive loss, statements of stockholders' equity and cash flows.
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
ALLOWANCE FOR CREDIT LOSSES
The Company accounts for allowance for credit losses under the current expected credit loss, or CECL, impairment model for its financial assets, including accounts receivable, and presents the net amount of the financial instrument expected to be collected. The current expected credit loss impairment model requires an estimate of expected credit losses, measured over the contractual life of an instrument, which considers forecasts of future economic conditions in addition to information about past events and current conditions. Based on this model, the Company estimates the amount of uncollectible accounts receivable at the end of each reporting period based on the aging of the receivable balance, current and historical customer trends, communications with its customers, and macro-economic conditions. Amounts are written off after considerable collection efforts have been made and the amounts are determined to be uncollectible.
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

The Company sells its products to customers and distributors. The Company performs credit evaluations of its customers' financial condition and generally does not require collateral from its customers. As of March 31, 2024 and 2023, no customer accounted for more than 10% of accounts receivable. For the years ended March 31, 2024, 2023, and 2022, no customer accounted for more than 10% of revenue.
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
The Company’s leases have remaining terms of one year to seven years. Some of the leases include a Company option to extend the lease term for less than 12 months to five years, or more, which if reasonably certain to be exercised, the Company includes in the determination of lease payments. The lease agreements do not contain any material residual value guarantees or material restrictive covenants.
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
In connection with partially ceasing use of the Company’s Headquarters and an international office space, the Company recorded impairment charges of $9.9 million and $1.1 million, respectively, as the carrying amount of the right-of-use assets related to the leases exceeded its fair value based on the Company’s estimate of future discounted cash flows related to the leased facility. During fiscal 2024, the non-cash charge of $11.0 million was recorded as an impairment of long-lived assets on the consolidated statements of operations and consisted of an $11.0 million impairment of operating lease right-of-use assets. See Note 6, Leases, for further details.
PROPERTY AND EQUIPMENT
Property and equipment are stated at cost, less accumulated depreciation and amortization. Depreciation and amortization are computed using the straight-line method. Depreciation is computed using the straight-line method over the service period of the related fixed asset as follows:

Property and equipment	Useful Lives
Computer equipment			3 years
Furniture and fixtures			5 years
Capitalized internal-use software	3	-	7 years
Leasehold improvements	Lesser of estimated useful life or remaining lease term
Expenditures for improvements that extend the physical or economic life of the property are capitalized. Construction in progress primarily relates to costs to acquire or internally develop internal-use software not fully completed as of March 31, 2024 and 2023.
Maintenance, repairs, and ordinary replacements are charged to expense. Gains or losses on the disposition of property and equipment are recorded in the consolidated statements of operations.
CAPITALIZED INTERNAL-USE SOFTWARE COSTS
Certain costs of software are capitalized during the application development phase. The Company begins to capitalize costs to develop software when preliminary development efforts are successfully completed, management has authorized and committed project funding, it is probable that the project will be completed, and the software will be used as intended.

Capitalized internal-use software development costs are included in property and equipment. Once the project has been completed, these costs are amortized to cost of service revenue on a straight-line basis over the estimated useful life of the related asset as noted in Property and Equipment.
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
CONVERTIBLE SENIOR NOTES
In accounting for the issuance of the 0.50% Convertible Senior Notes due 2024 and the 4.0% Convertible Senior Notes due 2028 (collectively, the "Notes"), the Company recorded the Notes as liabilities, as the conversion features do not require bifurcation and recognition as embedded derivatives.
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
ADVERTISING COSTS
Advertising costs are expensed as incurred and were $1.0 million, $1.5 million, and $3.4 million for the years ended March 31, 2024, 2023, and 2022, respectively.

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
SEGMENT INFORMATION
The Company has determined that its chief executive officer is the chief operating decision maker (the "CODM"). The chief executive officer reviews financial information presented on a consolidated basis for purposes of assessing performance and making decisions the allocation of resources.
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
The estimated fair value of financial instruments is determined by the Company using available market information and valuation methodologies considered to be appropriate. The carrying amounts of the Company's cash and cash equivalents, accounts receivable, and accounts payable approximate their fair values due to their short maturities. The Company's investments are recorded at fair value and the Notes and the Term Loan (as defined in Note 8, Convertible Senior Notes and Term Loan) are recorded at net carrying value.
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
RECENTLY ADOPTED ACCOUNTING PRONOUNCEMENTS
In November 2023, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") No. 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures, which requires disclosure of incremental segment information on an annual and interim basis. This ASU is effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024, and requires retrospective application to all prior periods presented in the financial statements. The Company is currently evaluating the impact that this guidance will have on the presentation of its consolidated financial statements and accompanying notes.
In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures, which expands disclosures in an entity’s income tax rate reconciliation table and disclosures regarding cash taxes paid both in the U.S. and foreign jurisdictions. The update will be effective for annual periods beginning after December 15, 2024. The Company is currently evaluating the impact that this guidance will have on the presentation of its consolidated financial statements and accompanying notes.
RECENT ACCOUNTING PRONOUNCEMENTS NOT YET ADOPTED
Other recent accounting pronouncements that may be applicable to the Company are not expected to have a material impact on its present or future financial statements.
2. REVENUE RECOGNITION
Disaggregation of Revenue
The Company disaggregates its revenue by geographic region. See Note 12, Geographical Information.
Contract Balances
The following table provides amounts of contract assets and deferred revenue from contracts with customers (in thousands):

	March 31, 2024	March 31, 2023
Contract assets, current (component of Other current assets)	$9,453	$11,023
Contract assets, non-current (component of Other assets)	7,879	10,570
Deferred revenue, current	34,325	34,909
Deferred revenue, non-current	7,810	10,615
Contract assets are recorded for contract consideration not yet invoiced but for which the performance obligations are completed. Contract assets, net of allowances for credit losses, are included in other current assets or other assets in the Company's consolidated balance sheets, depending on if their reduction will be recognized during the succeeding twelve-month period or beyond. As of March 31, 2023, the contract assets disclosed in the table have been updated to reflect the net balance, which accounts for allowances made for credit losses. The allowance applied to our contract assets as of March 31, 2024 and 2023 and the activity in this account, including the current-period provision for expected credit losses for the years ended March 31, 2024, 2023 and 2022, were not material.
The change in contract assets was primarily driven by billing customers for amounts that had previously been recognized in revenue but not yet billed. During the year ended March 31, 2024, the Company recognized revenue of approximately $38.7 million that was included in deferred revenue at the beginning of the fiscal year.

Remaining Performance Obligations
The Company's subscription terms typically range from one to five years. Contract revenue from the remaining performance obligations that had not yet been recognized as of March 31, 2024 was approximately $775.0 million. This amount excludes contracts with an original expected length of less than one year. The Company expects to recognize revenue on approximately 86% of the remaining performance obligations over the next 24 months and approximately 14% over the remainder of the subscription period. For purposes of this disclosure, the Company excludes contracts with an original expected length of less than one year.
Deferred Sales Commission Costs
Amortization of deferred sales commission costs for the years ended March 31, 2024, 2023, and 2022 was $40.2 million, $38.2 million, and $34.7 million, respectively. There were no material write-offs during the years ended March 31, 2024, 2023, and 2022.
3. FAIR VALUE MEASUREMENTS
Cash, cash equivalents, and available-for-sale investments were as follows (in thousands):

As of March 31, 2024	Amortized Costs	Gross Unrealized Gain	Gross Unrealized Loss	Estimated Fair Value	Cash and Cash Equivalents	Restricted Cash (Current & Non-current)	Short-Term Investments
Cash	$53,943	$—	$—	$53,943	$53,943	$—	$—
Level 1:
Money market funds	37,633	—	—	37,633	37,172	461	—
Subtotal	91,576	—	—	91,576	91,115	461	—
Level 2:
Term deposit	25,147	—	—	25,147	25,147	—	—
Commercial paper	1,049	—	(1)	1,048	—	—	1,048
Subtotal	26,196	—	(1)	26,195	25,147	—	1,048
Total assets	$117,772	$—	$(1)	$117,771	$116,262	$461	$1,048

As of March 31, 2023	Amortized Costs	Gross Unrealized Gain	Gross Unrealized Loss	Estimated Fair Value	Cash and Cash Equivalents	Restricted Cash (Current & Non-current)	Short-Term Investments
Cash	$95,828	$—	$—	$95,828	$95,828	$—	$—
Level 1:
Money market funds	8,935	—	—	8,935	8,935	—	—
Treasury securities	1,599	4	(1)	1,602	—	—	1,602
Subtotal	106,362	4	(1)	106,365	104,763	—	1,602
Level 2:
Certificate of deposit	1,329	—	—	1,329	—	1,329	—
Commercial paper	8,610	—	(2)	8,608	6,637	—	1,971
Corporate debt	22,625	55	(25)	22,655	—	—	22,655
Subtotal	32,564	55	(27)	32,592	6,637	1,329	24,626
Total assets	$138,926	$59	$(28)	$138,957	$111,400	$1,329	$26,228
The restricted cash component of the money market funds is comprised of letters of credit securing leases for certain office facilities.
The Company considers its investments available to support its current operations and has classified investments in debt securities as available-for-sale securities. The Company does not intend to sell any of its investments that are in unrealized loss positions and, as of March 31, 2024, has determined that it is not more likely than not that it will be required to sell any of these investments before recovery of the entire amortized cost basis.
The Company regularly reviews the changes to the rating of its securities at the individual security level by rating agencies and reasonably monitors the surrounding economic conditions to assess the risk of expected credit losses. As of March 31, 2024, the Company did not record any allowance for credit losses on its investments.
The Company uses the Black-Scholes option-pricing valuation model to value its detachable warrants from inception and at each reporting period. Changes in the fair values of the detachable warrants liability are recorded as loss on warrants remeasurement within Other (expense) income, net in the consolidated statements of operations.

The following table presents additional information about valuation techniques and inputs used for the Warrants (see Note 8, Convertible Senior Notes and Term Loan) that are measured at fair value and categorized within Level 3 as of March 31, 2024 and March 31, 2023 (dollars in thousands):

	March 31, 2024	March 31, 2023
Estimated fair value of detachable warrants	$3,321	$5,497
Unobservable inputs:
Stock volatility	87.2%	67.2%
Risk-free rate	4.3%	3.6%
Expected term	3.4 years	4.4 years
As of March 31, 2023, the estimated fair value of the 2024 Notes was $57.3 million, and as of March 31, 2024 and March 31, 2023 the estimated fair value of the Company's convertible senior notes due in 2028 was $161.7 million and $183.0 million, respectively (see Note 8, Convertible Senior Notes and Term Loan). The fair value of the convertible senior notes was determined based on the closing price of each of the securities on the last trading day of the reporting period, and each is Level 2 in the fair value hierarchy due to limited trading activity of the debt instruments. As of March 31, 2024 and 2023, the carrying value of the Company's Term Loan approximates its estimated fair value.
4. FINANCIAL STATEMENT COMPONENTS
Accounts receivable, net consisted of the following (in thousands):

	March 31,
	2024	2023
Trade accounts receivable	$59,757	$63,501
Unbilled trade accounts receivable	4,470	5,668
Less: allowance for credit losses	(2,746)	(3,644)
Less: allowance for sales reserves	(2,502)	(3,218)
Total accounts receivable, net	$58,979	$62,307
Allowance for credit losses and sales reserves consisted of the following (in thousands):

	March 31,
	2024		2023
	Credit Losses	Sales Reserves	Credit Losses	Sales Reserves
Beginning balance	$(3,644)	$(3,218)	$(3,373)	$(5,527)
Provision (reserve)	(1,969)	(3,581)	(3,255)	(3,421)
Recoveries (Write-offs)	2,867	4,297	2,984	5,730
Ending balance	$(2,746)	$(2,502)	$(3,644)	$(3,218)
Property and equipment, net consisted of the following (in thousands):

	March 31,
	2024	2023
Computer equipment	$53,788	$56,106
Software development costs	119,314	109,590
Software licenses	14,562	10,175
Leasehold improvements	29,666	33,269
Furniture and fixtures	11,675	11,994
Construction in progress	9,593	5,030
Total property and equipment	238,598	226,164
Less: accumulated depreciation and amortization	(185,417)	(168,293)
Total property and equipment, net	$53,181	$57,871
Depreciation and amortization expense was $26.8 million, $36.8 million, and $42.1 million for the years ended March 31, 2024, 2023, and 2022, respectively.
During the year ended March 31, 2023, the Company abandoned and wrote off certain internally-developed software with a net book value of $3.7 million.

Other current assets consisted of the following (in thousands):

	March 31,
	2024	2023
Prepaid expense	$18,172	$18,546
Contract assets, current	9,453	11,023
Other current assets	7,633	5,061
Total other current assets	$35,258	$34,630
Accrued and other liabilities consisted of the following (in thousands):

	March 31,
	2024	2023
Accrued compensation	$19,550	$29,614
Accrued taxes	44,096	29,570
Other accrued liabilities	14,456	14,556
Total accrued and other liabilities	$78,102	$73,740
5. INTANGIBLE ASSETS AND GOODWILL
The carrying value of intangible assets consisted of the following:

	March 31, 2024			March 31, 2023
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Developed technology	$46,454	$(36,823)	$9,631	$46,461	$(28,361)	$18,100
Customer relationships	105,827	(28,741)	77,086	105,836	(16,824)	89,012
Trade names and domains	584	(584)	—	584	(584)	—
Total acquired identifiable intangible assets	$152,865	$(66,148)	$86,717	$152,881	$(45,769)	$107,112
As of March 31, 2024, the weighted average remaining useful life for developed technology and customer relationships were 1.5 years and 6.7 years, respectively.
Amortization expense for related intangible assets was $20.4 million, $21.1 million, and $8.3 million for the years ended March 31, 2024, 2023, and 2022, respectively.
There were no write-offs during the year ended March 31, 2024, and 2023. During the year ended March 31, 2022, the Company wrote off approximately $13.2 million of fully amortized intangible assets and the corresponding accumulated amortization. In November 2022, the Company sold certain intangible assets with net book value of less than $0.3 million for $1.8 million. The gain of approximately $1.8 million was recorded as Other income in the Consolidated Statement of Operations and includes $0.3 million to be received as future services.
At March 31, 2024, annual amortization of intangible assets, based upon existing intangible assets and current useful lives, is estimated to be the following (in thousands):

Amount
2025	$19,095
2026	13,896
2027	11,757
2028	11,044
2029 and thereafter	30,925
Total	$86,717

The following table provides a summary of the changes in the carrying amounts of goodwill (in thousands):

Amount
Balance at March 31, 2022	$266,867
Foreign currency translation	(4)
Balance at March 31, 2023	266,863
Foreign currency translation	(289)
Balance at March 31, 2024	$266,574
The Company conducted its annual impairment tests of goodwill in the fourth quarter of fiscal 2024, 2023, and 2022, and determined that no adjustment to the carrying value of goodwill was required.
6. LEASES
The components of lease expense were as follows:

	For the years ended March 31,
	2024	2023	2022
Operating lease expense	$10,934	$12,030	$13,482
Variable lease expense	$3,690	$6,378	$3,837
The supplemental cash flow information related to leases was as follows:

	For the years ended March 31,
	2024	2023	2022
Cash outflows from operating leases	$14,634	$18,985	$17,310
Right-of-use assets obtained in exchange for operating lease obligations	$2,311	$3,777	$9,104
Short-term lease expense was immaterial during the years ended March 31, 2024 and 2023.
The following table presents supplemental lease information:

	March 31, 2024	March 31, 2023
Weighted average remaining lease term	6.2 years	7.0 years
Weighted average discount rate	4.3%	4.1%
The following table presents maturity of lease liabilities under the Company's non-cancellable operating leases as of March 31, 2024:

2025	$13,737
2026	12,633
2027	11,331
2028	10,661
2029	10,487
Thereafter	18,435
Total lease payments	77,284
Less: imputed interest	(9,342)
Present value of lease liabilities	$67,942
The Company continues to evaluate its leases for potential impairments. During the third quarter of fiscal 2024, in support of the Company's office-home hybrid workforce model, the Company's board of directors authorized the cessation of use of approximately 42% of leased space at the Company’s headquarters at 675 Creekside Way, Campbell, CA (the “Company’s Headquarters”). The Company ceased use of the space on November 2, 2023, and plans to continue to hold this space available for sublease. Additionally, the Company partially ceased use of office space for a certain international lease and does not plan to hold this available for sublease.
The Company reviewed the recoverability of the related right-of-use asset and determined the changes in the intended use of these locations represented an impairment indicator, as these events indicated the carrying value of the right-of-use asset may not be recoverable. In connection with partially ceasing use of the Company’s Headquarters and an international office space, the Company recorded impairment charges of $9.9 million and $1.1 million, respectively, as the carrying amount of the right-of-use assets related to the leases exceeded its fair value based on the Company’s estimate of future discounted cash flows under the income approach. The fair value represented a Level 3 measurement and utilized certain unobservable inputs which required significant judgment and estimates, including estimated sublease income, temporary idling periods, discount rates and future cash flows based on the Company’s experience and assessment of existing market conditions. The estimation of sublease income is subject to uncertainty due to various factors, including market conditions, demand for the Company’s leased headquarters, the future financial stability of potential subtenants, market rent, any related free rent periods and uncertainties regarding demand for the commercial real estate market. Temporary idling periods are difficult to predict accurately and may arise due to unforeseen circumstances, such as availability of new tenants, economic downturns, or changes in commercial real estate market conditions. The estimated discount rate of 11% is influenced by various factors, including prevailing interest rates, credit risk, tenor, and sub-lease specific characteristics. The estimated future cash flows were calculated by factoring in the approximated sublease income, temporary idling periods, and discount rates to determine the Level 3 fair value measurement. The Company performed a sensitivity analysis and determined that variations in the aforementioned assumptions do not materially impact the Company’s fair value measurement. During fiscal 2024, the non-cash charge of $11.0 million was recorded as an impairment of long-lived assets on the consolidated statements of operations and consisted of an $11.0 million impairment of operating lease right-of-use assets.
During fiscal 2023, certain leases were impaired, and as a result, $2.7 million of right-of-use assets were written off.
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
Operating Leases
The Company's lease obligations consist of the Company's principal facility and various leased facilities under operating lease agreements. See Note 6, Leases, for more information on the Company's leases and the future minimum lease payments.
Purchase Obligations
The Company's purchase obligations include contracts with third-party customer support vendors and third-party network service providers. These contracts include minimum monthly commitments and the requirements to maintain the service level for several months.
During the year ended March 31, 2024, the Company entered into a $28.1 million noncancellable three-year hosting service contract. During the three months ended December 31, 2023, the Company placed an additional $1.0 million order to the existing noncancellable three-year hosting service contract. The updated commitment of $11.4 million remains due during fiscal 2025 and $10.1 million will be due during fiscal 2026.
The total contractual minimum commitments were approximately $61.2 million as of March 31, 2024.
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
The Company believes it has recorded adequate provisions for any such lawsuits and claims and proceedings as of March 31, 2024. The Company believes that damage amounts claimed in these matters are not meaningful indicators of potential liability. Some of the matters pending against the Company involve potential compensatory, punitive, or treble damage claims or sanctions, that, if granted, could require the Company to pay damages or make other expenditures in amounts that could have a material adverse effect on its Consolidated Financial Statements. Given the inherent uncertainties of litigation, the ultimate outcome of the ongoing matters described herein cannot be predicted, and the Company believes it has valid defenses with respect to the legal matters pending against it. Nevertheless, the Consolidated Financial Statements could be materially adversely affected in a particular period by the resolution of one or more of these contingencies.

State and Local Taxes and Surcharges
From time to time, the Company has received inquiries from a number of state and local taxing agencies with respect to the remittance of sales, use, telecommunications, excise, and income taxes. Several jurisdictions currently are conducting tax audits of the Company's records. The Company collects and/or accrues for all taxes and surcharges that it believes are required. The amounts that have been remitted have historically been within the accruals established by the Company. The Company conducts periodic reviews of the taxability of its services with respect to sales, use, telecommunications or other similar indirect taxes and adjusts its accrual when facts relating to specific exposures warrant such adjustment. A similar review was performed on the taxability of services provided by Fuze and it was determined that certain services may be subject to sales, use, telecommunications or other similar indirect taxes in certain jurisdictions. Based on such assessments, as of March 31, 2024 and 2023, the Company had accrued contingent indirect tax liabilities of $19.2 million and $13.5 million, respectively.
FCC Investigation of 8x8, Inc. and Fuze, Inc.
On November 17, 2023, the Company received a letter of inquiry from the Enforcement Bureau of the Federal Communications Commission (the “FCC”) requesting certain information and supporting documents related to an investigation of potential violations by 8x8 and Fuze in connection with certain prior period regulatory filings and payments. The Company has cooperated with the FCC in this matter and responded to the letter of inquiry. If the FCC were to pursue separate action against the Company, the FCC could seek to fine or impose regulatory penalties or civil liability on the Company. The Company received a Universal Service Administrative Company ("USAC") letter dated February 1, 2024 rejecting Fuze’s previously filed 499-A returns for calendar years 2021 and 2022 and informing the Company that USAC would apply the safe harbor to Fuze revenues for those years for assessing Universal Service Fund ("USF") payments. The Company subsequently received an invoice from USAC dated March 22, 2024 in the amount of $14.9 million for additional USF fees owed for those calendar years by Fuze, Inc. The Company has since refiled the 499-A returns for calendar years 2021 and 2022 for Fuze, Inc. and recorded an additional liability of $5.6 million, which the Company has since paid subsequent to March 31, 2024. The Company submitted an appeal to USAC of the remaining amount of the invoice dated March 22, 2024. The Company's appeal is ongoing and the Company continues to cooperate with the FCC's investigation of this matter.
8. CONVERTIBLE SENIOR NOTES AND TERM LOAN
2024 Notes
As of March 31, 2023, the Company had $63.3 million aggregate principal amount of 0.50% convertible senior notes due 2024 (the "2024 Notes") in a private placement, including the exercise in full of the initial purchasers' option to purchase additional notes. In August 2022, the Company used the proceeds from the issuance of the Term Loan (as defined below) to fund the cash portion of an exchange of the Company’s approximately $403.8 million aggregate principal amount of the 2024 Notes for cash plus approximately $201.9 million aggregate principal amount of the 2028 Notes (as defined below), and the concurrent repurchase of approximately $60.0 million of the Company’s common stock with the counterparties to such exchange.
The 2024 Notes are senior unsecured obligations of the Company, and interest is payable semiannually in arrears on February 1 and August 1 of each year. The 2024 Notes matured and were paid off in full on February 1, 2024 and the Company was in compliance with all covenants set forth in the indenture governing the 2024 Notes.
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
On February 1, 2024, the Company paid the remaining aggregate principal of $63.3 million, and accrued interest of $0.2 million, related to the 2024 Notes, which matured on February 1, 2024.

The following table presents the net carrying amount and fair value of the liability component of the 2024 Notes:

	March 31, 2024	March 31, 2023
Principal	$—	$63,295
Unamortized debt discount and issuance costs	—	(363)
Net carrying amount	$—	$62,932
The debt discount and debt issuance costs are amortized to interest expense over the term of the 2024 Notes at an effective interest rate of 1.2%.
Interest expense recognized related to the 2024 Notes was as follows:

	Year Ended March 31,
	2024	2023	2022
Contractual interest expense	$265	$1,177	$2,271
Amortization of debt discount and issuance costs	363	1,694	20,404
Total interest expense	$628	$2,871	$22,675
Term Loan and Warrants
On August 10, 2022, the Company borrowed $250.0 million in a senior secured term loan facility (the “Term Loan”) under a term loan credit agreement (the “Credit Agreement”) entered into on August 3, 2022 with Wilmington Savings Fund Society, FSB, as administrative agent, and certain affiliates of Francisco Partners (“FP”), with aggregate debt issuance costs and discount of approximately $20.0 million, including $2.8 million paid in the form of shares of the Company's common stock. The Term Loan matures on August 3, 2027 and will initially bear interest at an annual rate equal to the term Standard Overnight Financing Rate (which will be subject to a floor of 1.00% and a credit spread adjustment of 0.10%), plus a margin of 6.50%.
The obligations under the Credit Agreement will be guaranteed by the Company’s wholly-owned subsidiaries, subject to certain customary exceptions, and secured by a perfected security interest in substantially all of the Company’s tangible and intangible assets, as well as substantially all of the tangible and intangible assets of the guarantors.
Mandatory prepayments of the Term Loan are required to be made upon the occurrence of certain events, including, without limitation, (i) sales of certain assets, (ii) receipt of certain casualty and condemnation awards proceeds, and (iii) the incurrence of non-permitted indebtedness, subject to certain thresholds and reinvestment rights. Voluntary prepayments are permitted at any time, subject to certain prepayment premiums. The company was permitted to prepay $25.0 million without a penalty, which it did on May 5, 2023. The prepayment penalty of 2% on additional early prepayment of principal expires August 3, 2024.
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
In connection with the Credit Agreement, the Company issued detachable warrants (the “Warrants”) to affiliates of FP to purchase an aggregate of 3.1 million shares of the Company’s common stock with a five-year term and an exercise price of $7.15 per share (subject to adjustment) that represents a 27.5% premium over the closing price per share of the Company’s common stock on August 3, 2022. The Warrants are classified as liabilities as the Warrants contain certain terms that could result in cash settlement as a result of events outside of the Company’s control. Accordingly, the Company recognizes the Warrants as liabilities at fair value initially and adjusts the Warrants to fair value at each reporting period. The fair value of the Warrants was $5.9 million upon issuance, and $3.3 million at March 31, 2024, and was recorded within Other liabilities, non-current on the consolidated balance sheets with a corresponding debt discount recorded against the Term Loan. The subsequent changes in fair value were recorded through Other income (expense), net on the Company’s consolidated statement of operations.
The debt discount and debt issuance costs are amortized to interest expense over the term of the Term Loan at an effective interest rate of 11.9%.

The following table presents the net carrying amount of the Term Loan:

	March 31, 2024	March 31, 2023
Principal	$225,000	$250,000
Unamortized debt discount and issuance costs	(13,106)	(18,007)
Net carrying amount	$211,894	$231,993
Interest expense recognized related to the Term Loans was as follows:

	Year Ended March 31,
	2024	2023
Contractual interest expense	$27,022	$17,816
Amortization of debt discount and issuance costs	3,135	2,012
Total Interest expense	$30,157	$19,828
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
The Exchange Transaction was treated as a debt extinguishment. The difference between the consideration used to extinguish the 2024 Notes and the carrying value of the 2024 Notes (including unamortized debt discount and issuance costs) subject to the Exchange Transaction resulted in an extinguishment gain of $16.1 million recorded through Other income (expense), net on the Company’s consolidated statement of operations.
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
The debt discount and debt issuance costs are amortized to interest expense over the term of the 2028 Notes at an effective interest rate of 4.7%.
The following table presents the net carrying amount of the 2028 Notes:

	March 31, 2024	March 31, 2023
Principal	$201,914	$201,914
Unamortized debt discount and issuance costs	(4,118)	(5,093)
Net carrying amount	$197,796	$196,821
Interest expense recognized related to the 2028 Notes was as follows:

	Year Ended March 31,
	2024	2023
Contractual interest expense	$8,065	$4,027
Amortization of debt discount and issuance costs	974	548
Total interest expense	$9,039	$4,575
9. STOCK-BASED COMPENSATION AND STOCKHOLDERS' EQUITY
2012 Equity Incentive Plan
In June 2012, the Company's board of directors approved the 2012 Equity Incentive Plan (the "2012 Plan"). The Company's stockholders subsequently adopted the 2012 Plan in July 2012, which became effective in August 2012. The Company reserved 4.1 million shares of the Company's common stock for issuance under this plan. In August 2014, 2016, 2018 and 2019, the 2012 Plan was amended to allow for an additional 6.8 million shares, 4.5 million shares, 16.3 million shares, and 12.0 million shares reserved for issuance, respectively. The 2012 Plan provided for granting incentive stock options to employees and non-statutory stock options to employees, directors or consultants, and granting of stock appreciation rights, restricted stock, restricted stock units and performance units, qualified performance-based awards, and stock grants. The stock option price of incentive stock options granted was not permitted to be less than the fair market value on the effective date of the grant. Other types of options and awards under the 2012 Plan could be granted at any price approved by the administrator. Options, restricted stock, and restricted stock units generally vest over three or four years and expire ten years after grant. The 2012 Plan expired in June 2022. As of March 31, 2024, there were no shares available for future grants under the 2012 Plan.
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
2017 New Employee Inducement Incentive Plan
In October 2017, the Company's board of directors approved the 2017 New Employee Inducement Incentive Plan (the "2017 Plan"). The Company reserved 1.0 million shares of the Company's common stock for issuance under this plan. In January 2018, the 2017 Plan was amended to allow for an additional 1.5 million shares to be reserved for issuance. In December 2020, the 2017 Plan was further amended to allow for an additional 1.4 million shares to be reserved for issuance. In February 2022, the 2017 Plan was further amended to allow for an additional 1.5 million shares to be reserved for issuance. In February 2024, the 2017 Plan was further amended to allow for an additional 0.8 million shares to be reserved for issuance. The 2017 Plan provides for granting non-statutory stock options, stock appreciation rights, restricted stock, and performance units and stock grants solely to newly hired employees as a material inducement to accepting employment with the Company. Options are granted at market value on the grant date under the 2017 Plan, unless determined otherwise at the time of grant by the administrator, which generally will be the compensation committee of the board of directors. Grants generally vest over three years and expire ten years after grant. As of March 31, 2024, 0.2 million shares remained available for future grants under the 2017 plan.
2022 Equity Incentive Plan
On May 26, 2022, the Company's board of directors approved the 2022 Equity Incentive Plan (the "2022 Plan"). The Company's stockholders subsequently approved the 2022 Plan on July 12, 2022. The Company reserved 8.0 million shares of the Company's common stock for issuance under the 2022 Plan plus the number of shares subject to awards that were outstanding under the 2012 Plan (as defined below) as of 12:01 a.m. Pacific Time on June 22, 2022 (the “Prior Plan Expiration Time”), to the extent that, after the Prior Plan Expiration Time, such shares would have recycled back to the 2012 Plan in connection with the awards’ expiration, termination, cancellation, forfeiture, or repurchase, and in each case, subject to adjustment upon certain changes in the Company’s capitalization. The 2022 Plan provides for the granting of incentive stock options to employees and non-statutory stock options to employees, directors or consultants, and granting of stock appreciation rights, restricted stock, restricted stock units and performance units, and stock grants. The stock option price of incentive stock options granted cannot be less than the fair market value on the effective date of the grant. Options, restricted stock, and restricted stock units generally vest over three or four years and expire ten years after the grant. As of March 31, 2024, 2.6 million shares remained available for future grants under the 2022 Plan.
Stock-Based Compensation
The following table presents stock-based compensation expense (in thousands):

	Years Ended March 31,
	2024	2023	2022
Cost of service revenue	$4,993	$9,236	$8,815
Cost of other revenue	1,918	3,531	4,717
Research and development	24,112	29,581	32,655
Sales and marketing	15,271	24,921	47,202
General and administrative	15,616	22,267	39,942
Total	$61,910	$89,536	$133,331
Stock Options
There were no options exercised in the year ended March 31, 2024. The options cancelled in the years ended March 31, 2024, 2023 and 2022, were 0.3 million, 0.2 million and 31.0 thousand, respectively. The options outstanding as of March 31, 2024, 2023 and 2022, were 0.4 million, 0.7 million and 0.9 million, respectively. The total intrinsic value of options exercised in the years ended March 31, 2023, and 2022, was $40.0 thousand and $15.3 million, respectively.
As of March 31, 2024, there was no unrecognized compensation cost related to stock options.
The Company did not grant any stock options during fiscal years 2024, 2023, or 2022.

Stock Purchase Rights
There were no activities related to stock purchase rights during the years ended March 31, 2024, 2023, and 2022.
As of March 31, 2024, there was no unrecognized compensation cost related to stock purchase rights.
Restricted Stock Units
The following table presents the RSU activity during the years ended March 31, 2024, 2023, and 2022 (shares in thousands):

	Number of Shares	Weighted Average Grant Date Fair Value	Weighted Average Remaining Contractual Term (in Years)
Balance at March 31, 2021	8,646	$19.27	1.85
Granted	8,333	21.37
Vested and released	(5,146)	19.82
Forfeited	(2,458)	20.85
Balance at March 31, 2022	9,375	20.41	2.11
Granted	13,297	5.71
Vested and released	(5,275)	19.18
Forfeited	(4,404)	12.46
Balance at March 31, 2023	12,993	8.56	1.84
Granted	7,186	3.85
Vested and released	(7,613)	8.87
Forfeited	(2,241)	7.13
Balance at March 31, 2024	10,325	$5.36	1.75
As of March 31, 2024, there was $38.6 million of total unrecognized compensation cost related to RSUs, which is expected to be recognized over a weighted average of 1.75 years.
Performance Stock Units
PSUs are issued to a group of executives with vesting that is contingent on a combination of stock performance and continued service. The PSUs generally vest over periods ranging from one to four years based on Total Shareholder Return ("TSR"), as measured relative to specified market indices during the period from grant date through vesting date, or on the achievement of specific pre-established absolute stock price hurdles. For PSU awards that allow for performance above or below target, actual PSU vesting amounts are based on performance measured against pre-established threshold, target and maximum performance levels, based either on relative TSR performance or achievement of specific pre-established absolute stock price hurdles. All PSU awards vest at the end of the respective performance periods for those executives with continued service.

The following table presents the PSU activity during the years ended March 31, 2024, 2023, and 2022 (shares in thousands):

	Number of Shares	Weighted Average Grant Date Fair Value	Weighted Average Remaining Contractual Term (in Years)
Balance at March 31, 2021	1,576	$27.33	1.24
Granted	497	30.41
Granted for performance achievement(1)	20	30.41
Vested and released	(250)	17.15
Forfeited	(817)	23.45
Balance at March 31, 2022	1,026	35.36	0.89
Granted	853	7.31
Granted for performance achievement(1)	24	7.31
Vested and released	(128)	25.65
Forfeited	(1,151)	28.11
Balance at March 31, 2023	624	11.30	1.45
Granted	2,023	3.25
Forfeited	(116)	21.83
Balance at March 31, 2024	2,531	$4.38	1.16
(1) Represents additional PSUs awarded as a result of the achievement of performance goals above the performance targets established at grant.
Total unrecognized compensation cost related to PSUs was $3.7 million as of March 31, 2024, which is expected to be recognized over a weighted average of 1.16 years.
The PSUs granted were valued for compensation expense purposes at weighted average share price determined by the Monte Carlo simulations using volatility factors and risk-free rates as follows:

Year Ended March 31,	Value per Weighted Average Share	Volatility Range			Risk-Free Interest Rate Range
2024	$3.25	68.85%	—	68.97%	4.03%	—	4.08%
2023	$7.05	51.96%	—	69.30%	3.15%	—	4.42%
2022	$30.98	58.65%	—	59.67%	0.34%	—	0.40%
1996 Employee Stock Purchase Plan
The Company's Amended and Restated 1996 Employee Stock Purchase Plan (the "Employee Stock Purchase Plan") was adopted in June 1996 and became effective upon the closing of the Company's initial public offering in July 1997. In May 2006, the Company's board of directors approved a ten-year extension of the Employee Stock Purchase Plan. Stockholders approved the ten-year extension of the Employee Stock Purchase Plan at the 2006 Annual Meeting of Stockholders held September 2006. The Company's board of directors then approved the Second Amended and Restated 1996 Stock Purchase Plan in May 2017 which (i) eliminated the expiration date of the plan and (ii) approved a ten-year “evergreen provision” which would increase annually the number of shares available for issuance by up to 0.5 million on the first day of each fiscal year. Stockholders approved these changes in August 2017. In May 2020, the Company’s board of directors approved the Amended and Restated 1996 Employee Stock Purchase Plan which (i) eliminated the “evergreen provision” and (ii) reserved for issuance 3.0 million additional shares. At the 2020 Annual Meeting of Stockholders in August 2020, these changes were approved. As a result of these amendments, the Employee Stock Purchase Plan is effective until terminated by the Company's board of directors. In May 2022, the Company's board of directors approved amendments to the Employee Stock Purchase Plan, including an amendment that reserved for issuance of an additional 3.6 million shares, which were approved by the stockholders in July 2022 at the 2022 Annual Meeting. During fiscal 2024, 2023 and 2022, approximately 1.9 million, 1.1 million, and 0.7 million shares, respectively, were issued under the Amended and Restated Employee Stock Purchase Plan.

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
As of March 31, 2024, there was approximately $2.5 million of unrecognized compensation cost related to employee stock purchases. This cost is expected to be recognized over a weighted average period of 0.4 years.
The estimated fair value of stock purchase rights granted under the Employee Stock Purchase Plan was estimated using the Black-Scholes pricing model with the following weighted-average assumptions:

	Years Ended March 31,
	2024	2023	2022
Expected volatility	75%	72%	45%
Expected dividend yield	—	—	—
Risk-free interest rate	5.26%	3.30%	0.57%
Weighted average expected term	0.8 years	0.8 years	0.8 years
Weighted average fair value of rights granted	$1.31	$2.09	$5.81
Stock Repurchases
In May 2017, the Company's board of directors authorized the Company to purchase $25.0 million of its common stock from time to time under the 2017 Repurchase Plan (the "Repurchase Plan"). The Repurchase Plan expires when the maximum purchase amount is reached, or upon the earlier revocation or termination by the Company's board of directors. The remaining amount available under the Repurchase Plan as of March 31, 2024 was approximately $7.1 million.
In December 2021, in a private placement, the Company's board of directors authorized the Company to repurchase approximately $45.0 million of its common stock from certain qualified investors in connection with the issuance of $137.5 million in additional aggregate principal amount of the 2024 Notes.
In August 2022, the Company repurchased in privately negotiated transactions with a limited number of holders 10,695,000 shares of its common stock for approximately $60.0 million, in connection with the Exchange Transaction and negotiation of the Term Loan, as further described in Note 8, Convertible Senior Notes and Term Loan.
10. INCOME TAXES
For the years ended March 31, 2024, 2023, and 2022, the Company recorded a provision (benefit) for income taxes of $3.6 million, $2.8 million, and $(0.4) million, respectively. The components of the consolidated provision for income taxes for fiscal 2024, 2023, and 2022 consisted of the following:

	March 31,
Current:	2024	2023	2022
Federal	$714	$423	$—
State	2,384	1,331	145
Foreign	544	1,053	721
Total current tax provision	3,642	2,807	866
Deferred
Federal	—	—	(984)
State	—	—	(269)
Total deferred tax provision	—	—	(1,253)
Income tax provision (benefit)	$3,642	$2,807	$(387)
The Company's income from continuing operations before income taxes included $2.6 million, $2.7 million, and $12.9 million of foreign subsidiary income for the years ended March 31, 2024, 2023, and 2022, respectively. The Company is permanently reinvesting the earnings of its profitable foreign subsidiaries to facilitate expansion of overseas operations. If the Company were to remit these earnings, the tax impact would be immaterial.

For the year ended March 31, 2022, the Company recorded a deferred tax benefit of $1.2 million related to the release of an existing valuation allowance as a result of change in circumstances caused by the acquisition of Fuze.
Deferred tax assets and (liabilities) were comprised of the following:

	March 31,
	2024	2023
Deferred tax assets:
Net operating loss carryforwards	$296,036	$317,035
Research and development and other credit carryforwards	28,118	29,237
Stock-based compensation	7,540	9,257
Reserves and allowances	17,463	16,050
Operating lease liability	15,456	18,236
Capitalized IRC 174 costs	51,317	31,207
Fixed assets and intangibles	6,435	5,728
Gross deferred tax assets	422,365	426,750
Valuation allowance	(368,408)	(360,274)
Total deferred tax assets	$53,957	$66,476
Deferred tax liabilities:
Intangibles	(19,045)	(23,781)
Deferred sales commissions	(26,303)	(30,607)
Operating lease, right-of-use asset	(8,724)	(12,202)
Net deferred taxes	$(115)	$(114)
The Company assesses the realizability of deferred tax assets based on the available evidence, including a history of taxable income and estimates of future taxable income. In assessing the realizability of deferred tax assets, the Company considers whether it is more likely than not that all or some portion of deferred tax assets will not be realized. For the year ended March 31, 2024, the Company continues to maintain a full valuation allowance against its deferred tax assets as it considered the cumulative losses in recent periods to be substantial negative evidence. At March 31, 2024, management determined that a valuation allowance of approximately $368.4 million was needed, compared with approximately $360.3 million as of March 31, 2023.
At March 31, 2024, the Company had federal net operating loss carryforwards of approximately $1,118.7 million, of which $335.5 million are related to years prior to fiscal 2019 and begin to expire in 2034. The remaining $783.2 million carry forward indefinitely, but can only be used to apply to 80% of the Company’s taxable income for a given tax year. As of March 31, 2024, the Company also had state net operating loss carry-forwards of $915.8 million, the majority of which expire at various dates between 2025 and 2043. The usage of net operating loss carryforwards are subject to certain Internal Revenue Code Section 382 limitations. In addition, at March 31, 2024, the Company had research and development credit carryforwards for federal and California tax reporting purposes of approximately $16.8 million and $23.4 million, respectively. The federal income tax credit carryforwards will expire at various dates between 2035 and 2044, while the California income tax credits will carry forward indefinitely. A reconciliation of the Company's provision (benefit) for income taxes to the amounts computed using the statutory United States federal income tax rate is as follows:

	Years Ended March 31,
	2024	2023	2022
Tax benefit at statutory rate	$(13,429)	$(15,075)	$(36,909)
State income taxes before valuation allowance, net of federal effect	(2,821)	(3,088)	(7,754)
Foreign tax rate differential	(8)	492	(2,056)
Research and development credits	714	(2,513)	(3,362)
Change in valuation allowance	7,908	(1,708)	49,620
Compensation/option differences	8,449	16,858	(6,788)
Non-deductible compensation	2,612	4,397	7,606
Other	217	3,444	(744)
Total income tax provision (benefit)	$3,642	$2,807	$(387)
For the years ended March 31, 2024, 2023, and 2022, the statutory federal rate was 21%.

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

	Years ended March 31,
	2024	2023	2022
Balance at beginning of year	$10,113	$9,850	$7,053
Gross increases - tax positions in prior period	1,457	163	1,918
Gross increases - tax positions related to the current year	431	158	951
Gross decreases - tax positions in prior period	(337)	—	—
Settlements	(287)	—	(63)
Lapse of statute of limitations	(512)	(34)	(19)
Currency	(54)	(24)	10
Balance at end of year	$10,811	$10,113	$9,850
At March 31, 2024, the Company had unrecognized tax benefits of $10.8 million, all of which, if recognized, would favorably affect the Company's effective tax rate. The Company does not expect its unrecognized tax benefits to change significantly over the next 12 months.
The Company's policy for recording interest and penalties associated with tax examinations is to record such items as a component of operating expense income before taxes. For the year ended March 31, 2024 and 2023, the Company recognized $0.2 million and $0.1 million, respectively, in penalty and interest related to unrecognized tax benefits.
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
11. NET LOSS PER SHARE
The following is a reconciliation of the weighted average number of common shares outstanding used in calculating basic and diluted net loss per share (in thousands, except per share data):

	For the years ended March 31,
	2024	2023	2022
Net loss	$(67,592)	$(73,143)	$(175,383)
Weighted average common shares outstanding - basic and diluted	121,106	115,959	113,354

Net loss per share - basic and diluted	$(0.56)	$(0.63)	$(1.55)
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

	For the years ended March 31,
	2024	2023	2022
Stock options	497	685	867
Restricted stock units and Performance stock units	7,396	13,617	10,401
Potential shares attributable to the ESPP	1,446	1,261	761
Warrants to purchase common stock	—	3,100	—
Total anti-dilutive shares	9,339	18,663	12,029

12. GEOGRAPHICAL INFORMATION
The following tables set forth the geographic information for each period (in thousands):

	Years Ended March 31,
	2024	2023	2022
United States	$507,507	$536,678	$443,118
United Kingdom	121,920	107,585	91,192
Other International	99,278	99,675	103,820
Total revenue	$728,705	$743,938	$638,130

	March 31,
	2024	2023
United States	$49,992	$54,191
International	3,189	3,680
Total property and equipment, net	$53,181	$57,871
13. RELATED PARTY TRANSACTIONS
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
Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, as of March 31, 2024. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of March 31, 2024, our disclosure controls and procedures were effective.
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
Based on our assessment, management has concluded that its internal control over financial reporting was effective as of March 31, 2024.
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
ITEM 9B. OTHER INFORMATION
None of our directors or officers (as defined in Rule 16a-1(f) under the Exchange Act) adopted or terminated a Rule 10b5-1 trading arrangement or a non-Rule 10b5-1 trading arrangement (as defined in Item 408(c) of Regulation S-K) during the three months ended March 31, 2024 except as described below:
Sam Wilson, Chief Executive Officer, adopted a Rule 10b5-1 Trading Plan on March 14, 2024 that is intended to satisfy the affirmative defense of Rule 10b5-1(c) under the Exchange Act. Mr. Wilson's Rule 10b5-1 Trading Plan provides for the potential sale of up to 29,000 shares of the Company's common stock between June 13, 2024 and June 14, 2025.
ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS
None.

PART III
Certain information required by Part III is omitted from this Annual Report on Form 10-K. The Registrant will file its definitive Proxy Statement for its Annual Meeting of Stockholders pursuant to Regulation 14A of the Exchange Act, not later than 120 days after the end of the fiscal year covered by this Annual Report, and certain information included in the 2024 Proxy Statement is incorporated herein by reference.
ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
Information regarding our directors and corporate governance will be presented in our definitive proxy statement for our 2024 Annual Meeting of Stockholders to be held on or about August 15, 2024, which information is incorporated into this Annual Report by reference. However, certain information regarding current executive officers found under the heading "Information About Our Executive Officers" in Item 1 of Part I hereof is also incorporated by reference in response to this Item 10.
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
ITEM 11. EXECUTIVE COMPENSATION
Information relating to executive compensation will be presented in our definitive proxy statement for our 2024 Annual Meeting of Stockholders to be held on or about August 15, 2024, which information is incorporated into this Annual Report by reference.
ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
Information relating to securities authorized for issuance under equity compensation plans and other information required to be provided in response to this item will be presented in our definitive proxy statement for our 2024 Annual Meeting of Stockholders to be held on or about August 15, 2024, which information is incorporated into this Annual Report by reference. In addition, descriptions of our equity compensation plans are set forth in Note 9, Stock-Based Compensation and Stockholders' Equity, in the Notes to Consolidated Financial Statements included in this Annual Report.
ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE
Information required to be provided in response to this item will be presented in our definitive proxy statement for our 2024 Annual Meeting of Stockholders to be held on or about August 15, 2024, which information is incorporated into this Annual Report by reference.
ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES
Information required to be provided in response to this item will be presented in our definitive proxy statement for our 2024 Annual Meeting of Stockholders to be held on or about August 15, 2024, which information is incorporated into this Annual Report by reference.

PART IV
ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES
(a) Financial Statement and Schedules
The financial statements are set forth under Part II, Item 8 of this Form 10-K, as indexed below. Financial statement schedules have been omitted since they either are not required, not applicable, or the information is otherwise included.

(b) Exhibits.
The following exhibits are included herein or incorporated herein by reference.

		Incorporated by Reference
Exhibit Number	Exhibit Description	Company Form	Filing Date	Exhibit Number	Filed Herewith
2.1	Agreement and Plan of Merger, dated as of November 30, 2021, by and among 8x8, Inc., Eagle Merger Sub, LLC, Fuze, Inc. and Shareholder Representative Services LLC, as the Seller Agent+	8-K	12/1/2021	2.1
3.1	Restated Certificate of Incorporation of Registrant, dated August 22, 2012	10-K	5/28/2013	3.1
3.2	Certificate of Amendment to the Restated Certificate of Incorporation of Registrant, dated as of July 12, 2022.	8-K	7/13/2022	3.1
3.3	Amended and Restated By-Laws of 8x8, Inc.	8-K	7/28/2015	3.2
4.1	Description of Capital Stock				X
4.2	Indenture, dated as of February 19, 2019, between 8x8, Inc. and Wilmington Trust, National Association, as trustee (including form of Note)	8-K	2/19/2019	4.1
4.3	Indenture, dated as of August 11, 2022, by and between 8x8 Inc. and Wilmington Trust, National Association, as trustee.	8-K	8/16/2022	4.1
4.4	Form of 4.00% Convertible Senior Notes due 2028 (included in Exhibit 4.1)	8-K	8/16/2022	4.2
10.1	Form of Indemnification Agreement for Directors and Certain Officers*	10-Q	7/31/2015	10.3
10.2	Amended and Restated 2017 Executive Change-In-Control and Severance Policy*	10-Q	8/5/2021	10.1
10.3	8x8, Inc. 2022 Equity Incentive Plan*	S-8	7/15/2022	10.1
10.4	Form of Stock Option Agreement under the 8x8, Inc. 2022 Equity Incentive Plan*	S-8	7/15/2022	10.2
10.5	Form of Notice of Grant of Restricted Stock Unit Award and Agreement under the 8x8, Inc. 2022 Equity Incentive Plan*	S-8	7/15/2022	10.3
10.6	8x8, Inc. Amended and Restated 2012 Equity Incentive Plan, effective July 27, 2020*	10-Q	10/29/2020	10.1
10.7	Form of Stock Option Agreement under the 8x8, Inc. Amended and Restated 2012 Equity Incentive Plan*	S-8	8/28/2012	10.20
10.8	Form of Notice of Grant of Restricted Stock Unit Award and Agreement under the 8x8, Inc. Amended and Restated 2012 Equity Incentive Plan*	10-Q	10/29/2020	10.5
10.9	8x8, Inc. Amended and Restated 1996 Employee Stock Purchase Plan, approved by stockholders on July 12, 2022*	S-8	7/15/2022	10.4
10.10	8x8, Inc. Amended and Restated 2017 New Employee Inducement Incentive Plan*	S-8	2/2/2024	10.1
10.11	Form of Stock Option Agreement under the 8x8, Inc. Amended and Restated 2017 New Employee Inducement Incentive Plan*	S-8	11/2/2017	10.24
10.12	Form of Notice of Grant of Restricted Stock Unit Award and Agreement under the 8x8, Inc. Amended and Restated 2017 New Employee Inducement Incentive Plan*	S-8	11/2/2017	10.25
10.13	8x8, Inc. 2006 Stock Plan, as amended*	10-K	5/26/2009	10.7
10.14	Form of Stock Option under the 8x8, Inc. 2006 Stock Plan, as amended*	10-Q	2/7/2007	10.1
10.15	8x8, Inc. Amended and Restated 2013 New Employee Inducement Incentive Plan*	10-Q	10/29/2020	10.30

		Incorporated by Reference
Exhibit Number	Exhibit Description	Company Form	Filing Date	Exhibit Number	Filed Herewith
10.16	Form of Stock Option Agreement under the 8x8, Inc. Amended and Restated 2013 New Employee Inducement Incentive Plan*	S-8	9/10/2013	10.24
10.17	Form of Notice of Grant of Restricted Stock Unit Award and Agreement under the 8x8, Inc. Amended and Restated 2013 New Employee Inducement Incentive Plan*	S-8	9/10/2013	10.25
10.18	CEO Promotion Letter, dated May 26, 2023, between 8x8, Inc. and Samuel Wilson*	8-K	05/31/2023	10.1
10.19	CFO Promotion Letter, dated June 5, 2023, between 8x8, Inc. and Kevin Kraus*	8-K	06/06/2023	10.1
10.20	Promotion Letter, dated December 8, 2022, between 8x8, Inc. and Laurence Denny*	10-K	05/25/2023	10.20
10.21	Employment Agreement, dated April 6, 2022, between 8x8, Inc. and Suzy Seandel*	10-K	05/25/2023	10.21
10.22	8x8, Inc. 2022 Equity Incentive Plan*	S-8	7/15/2022	10.1
10.23	Form of Stock Option Agreement under the 8x8 Inc. 2022 Equity Incentive Plan*	S-8	7/15/2022	10.2
10.24	Form of Notice of Grant of Restricted Stock Unit Award and Agreement under the 8x8, Inc. 2022 Equity Incentive Plan*	S-8	7/15/2022	10.3
10.25	Form of Exchange Agreement for the 4.00% Convertible Senior Notes due 2028	8-K	8/4/2022	10.1
10.26	Term Loan Credit Agreement, dated as of August 3, 2022, by and among 8x8, Inc., Wilmington Savings Fund Society, FSB	8-K	8/4/2022	10.2
10.27	First Amendment to Term Loan Credit Agreement, dated May 9, 2023, by and among 8x8, Inc. Wilmington Savings Fund Society, FSB, as administrative agent, and the lenders party hereto	10-Q	2/1/2024	10.1
10.28	Form of Warrants to Purchase Common Stock	8-K	8/4/2022	10.3
10.29	Services Letter between Eric Salzman and 8x8, Inc.*				X
21.1	Subsidiaries of 8x8, Inc.				X
23.1	Consent of Independent Registered Public Accounting Firm				X
24.1	Power of Attorney (included in signature page)				X
31.1	Certification of Chief Executive Officer of the Registrant pursuant to Rule 13a-14				X
31.2	Certification of Chief Financial Officer of the Registrant pursuant to Rule 13a-14				X
32.1	Certification of Chief Executive Officer of the Registrant pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002				X
32.2	Certification of Chief Financial Officer of the Registrant pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002				X
97	8x8, Inc. Clawback Policy, effective October 24, 2023*				X

Incorporated by Reference
Exhibit Number	Exhibit Description	Company Form	Filing Date	Exhibit Number	Filed Herewith
101
The following financial statements from the Company's Annual Report on Form 10-K for the year ended March 31, 2024, formatted in Inline XBRL: (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Operations, (iii) Consolidated Statements of Comprehensive Loss, (iv) Consolidated Statements of Stockholders’ Equity, (v) Consolidated Statements of Cash Flows and (vi) Notes to Consolidated Financial Statements, tagged as blocks of text and including detailed tags XBRL Instance Document
X
104	The cover page from the Company's Annual Report on Form 10-K for the year ended March 31, 2024, formatted in Inline XBRL				X
+    Certain schedules and exhibits to this agreement have been omitted in accordance with Item 601(b)(2) of Regulation S-K. A copy of any omitted schedule and/or exhibit will be furnished to the Securities and Exchange Commission on request.
*    Indicates management contract or compensatory plan or arrangement.
ITEM 16. FORM 10-K SUMMARY
None.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant, 8x8, Inc., a Delaware corporation, has duly caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Campbell, State of California, on May 21, 2024.

8X8, INC.
By: /s/ Samuel Wilson Samuel Wilson Chief Executive Officer
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
Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report on Form 10-K has been signed by the following persons in the capacities and on the date indicated:

Signature	Title	Date

/s/ Samuel Wilson Samuel Wilson	Chief Executive Officer and Director (Principal Executive Officer)	May 21, 2024

/s/ Kevin Kraus Kevin Kraus	Chief Financial Officer (Principal Financial Officer)	May 21, 2024

/s/ Suzy Seandel Suzy Seandel	Chief Accounting Officer (Principal Accounting Officer and Duly Authorized Officer)	May 21, 2024

/s/ Jaswinder Pal Singh Jaswinder Pal Singh	Chairman and Director	May 21, 2024

/s/ Monique Bonner Monique Bonner	Director	May 21, 2024

/s/Todd Ford Todd Ford	Director	May 21, 2024

/s/Alison Gleeson Alison Gleeson	Director	May 21, 2024

/s/ Elizabeth Theophille Elizabeth Theophille	Director	May 21, 2024