Form 10-Q
period 2024-06-30
8X8 INC /DE/
filed 2024-08-08
CIK 1023731

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM	10-Q
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2024
or
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.    ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes    ☐    No    ☒
The number of shares of the Registrant's Common Stock outstanding as of July 31, 2024 was 128,330,234.

8X8, INC.
INDEX TO QUARTERLY REPORT ON FORM 10-Q
FOR THE QUARTER ENDED JUNE 30, 2024

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
•risks related to our delayed draw term loan facility and convertible senior notes due 2028, including the impact of increased interest expense and timing of any future repayments or refinancing on our stock price;
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
Please refer to the "Risk Factors" section of our annual report on Form 10-K for the fiscal year ended March 31, 2024 (the "Form 10-K") and subsequent Securities and Exchange Commission ("SEC") filings for additional factors that could materially affect our financial performance. All forward-looking statements included in this Quarterly Report are based on information available to us on the date hereof, and we assume no obligation to update any such forward-looking statements. Readers are urged to carefully review and consider the various disclosures made in this Quarterly Report, which attempts to advise interested parties of the risks and factors that may affect our business, financial condition, results of operations and prospects.
Our fiscal year ends on March 31 of each calendar year. Each reference to a fiscal year in this Quarterly Report refers to the fiscal year ended March 31 of the calendar year indicated (for example, fiscal 2025 refers to the fiscal year ended March 31, 2025). Unless the context requires otherwise, references to "we," "us," "our," "8x8," and the "Company" refer to 8x8, Inc. and its consolidated subsidiaries.

PART I. FINANCIAL INFORMATION
ITEM 1. Financial Statements
8X8, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited, in thousands, except share and per share amounts)

	June 30, 2024	March 31, 2024
ASSETS
Current assets:
Cash and cash equivalents	$130,764	$116,262
Restricted cash	461	356
Short-term investments	—	1,048
Accounts receivable, net	59,205	58,979
Deferred sales commission costs	34,625	35,933
Other current assets	32,723	35,258
Total current assets	257,778	247,836
Property and equipment, net	51,400	53,181
Operating lease, right-of-use assets	35,933	35,924
Intangible assets, net	81,618	86,717
Goodwill	266,399	266,574
Restricted cash, non-current	—	105
Deferred sales commission costs, non-current	49,199	52,859
Other assets, non-current	13,412	12,783
Total assets	$755,739	$755,979

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$51,727	$48,862
Accrued and other liabilities	75,369	78,102
Operating lease liabilities	11,564	11,295
Deferred revenue	33,701	34,325
Total current liabilities	172,361	172,584
Operating lease liabilities, non-current	55,179	56,647
Deferred revenue, non-current	7,659	7,810
Convertible senior notes, non-current	198,033	197,796
Term loan	212,718	211,894
Other liabilities, non-current	5,201	7,290
Total liabilities	651,151	654,021
Commitments and contingencies (Note 7)
Stockholders' equity:
Preferred stock: $0.001 par value, 5,000,000 shares authorized, none issued and outstanding as of June 30, 2024 and March 31, 2024	—	—
Common stock: $0.001 par value, 300,000,000 shares authorized, 127,962,761 shares and 125,193,573 shares issued and outstanding as of June 30, 2024 and March 31, 2024, respectively	128	125
Additional paid-in capital	987,171	973,895
Accumulated other comprehensive loss	(11,912)	(11,553)
Accumulated deficit	(870,799)	(860,509)
Total stockholders' equity	104,588	101,958
Total liabilities and stockholders' equity	$755,739	$755,979
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

8X8, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited, in thousands except per share amounts)

	Three Months Ended June 30,
	2024	2023
Service revenue	$172,801	$175,238
Other revenue	5,346	8,049
Total revenue	178,147	183,287
Cost of service revenue	49,496	46,276
Cost of other revenue	7,691	8,398
Total cost of revenue	57,187	54,674
Gross profit	120,960	128,613
Operating expenses:
Research and development	32,137	35,292
Sales and marketing	67,106	68,505
General and administrative	23,091	26,226
Total operating expenses	122,334	130,023
Loss from operations	(1,374)	(1,410)
Other expense, net	(8,240)	(12,473)
Loss before provision for income taxes	(9,614)	(13,883)
Provision for income taxes	676	1,444
Net loss	$(10,290)	$(15,327)

Net loss per share:
Basic and diluted	$(0.08)	$(0.13)
Weighted average number of shares:
Basic and diluted	125,999	116,777
OTHER EXPENSE, NET DETAILS
(Unaudited, in thousands)

	Three Months Ended June 30,
	2024	2023
Interest expense	$(8,894)	$(8,970)
Amortization of debt discount and issuance costs	(1,062)	(1,108)
Gain (loss) on warrants remeasurement	1,747	(250)
Loss on debt extinguishment	—	(1,766)
Loss on foreign exchange	(982)	(804)
Other income	951	425
Other expenses, net	$(8,240)	$(12,473)
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(Unaudited, in thousands)

	Three Months Ended June 30,
	2024	2023
Net loss	$(10,290)	$(15,327)
Other comprehensive income (loss), net of tax
Unrealized gain (loss) on investments in securities	(5)	290
Foreign currency translation adjustment	(354)	1,441
Comprehensive loss	$(10,649)	$(13,596)
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

8X8, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(Unaudited, in thousands)

	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total
	Shares	Amount
Balance at March 31, 2024	125,194	$125	$973,895	$(11,553)	$(860,509)	$101,958
Issuance of common stock under stock plans, less withholding	2,769	3	(3)	—	—	—
Stock-based compensation expense	—	—	13,279	—	—	13,279
Unrealized investment loss	—	—	—	(5)	—	(5)
Foreign currency translation adjustment	—	—	—	(354)	—	(354)
Net loss	—	—	—	—	(10,290)	(10,290)
Balance at June 30, 2024	127,963	$128	$987,171	$(11,912)	$(870,799)	$104,588

	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total
	Shares	Amount
Balance at March 31, 2023	114,659	$115	$905,635	$(12,927)	$(792,917)	$99,906
Issuance of common stock under stock plans, less withholding	3,535	3	(3)	—	—	—
Stock-based compensation expense	—	—	18,559	—	—	18,559
Issuance of common stock under stock plans, less withholding, related to Fuze Acquisition	1,038	1	(1)	—	—	—
Unrealized investment gain	—	—	—	290	—	290
Foreign currency translation adjustment	—	—	—	1,441	—	1,441
Net loss	—	—	—	—	(15,327)	(15,327)
Balance at June 30, 2023	119,232	$119	$924,190	$(11,196)	$(808,244)	$104,869
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

8X8, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited, in thousands)

	Three Months Ended June 30,
	2024	2023
Cash flows from operating activities:
Net loss	$(10,290)	$(15,327)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation	1,908	2,126
Amortization of intangible assets	5,099	5,099
Amortization of capitalized internal-use software costs	3,758	5,282
Amortization of debt discount and issuance costs	1,062	1,109
Amortization of deferred sales commission costs	9,838	10,019
Allowance for credit losses	334	490
Operating lease expense, net of accretion	3,165	2,507
Stock-based compensation expense	12,801	18,195
Loss on debt extinguishment	—	1,766
(Gain) loss on remeasurement of warrants	(1,747)	250
Other	581	(184)
Changes in assets and liabilities:
Accounts receivable, net	(732)	(3,397)
Deferred sales commission costs	(4,803)	(7,209)
Other current and non-current assets	(658)	2,327
Accounts payable and accruals	(1,413)	(2,084)
Deferred revenue	(755)	5,504
Net cash provided by operating activities	18,148	26,473

Cash flows from investing activities:
Purchases of property and equipment	(382)	(186)
Capitalized internal-use software costs	(3,025)	(3,488)
Purchase of investments	—	(3,093)
Purchase of cost investment	(771)	—
Maturities of investments	1,048	13,559
Net cash (used in) provided by investing activities	(3,130)	6,792

Cash flows from financing activities:
Repayment of principal on term loan	—	(25,000)
Other financing activities	(352)	—
Net cash used in financing activities	(352)	(25,000)
Effect of exchange rate changes on cash	(164)	2,218
Net increase in cash and cash equivalents	14,502	10,483
Cash, cash equivalents and restricted cash, beginning of year	116,723	112,729
Cash, cash equivalents and restricted cash, end of year	$131,225	$123,212

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

8X8, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)
(Unaudited, in thousands)
Supplemental and non-cash disclosures:

	Three Months Ended June 30,
	2024	2023
Interest paid	$6,707	$4,919
Income taxes paid	$479	$336
Payables and accruals for property and equipment	$3,574	$37
Reconciliation of cash, cash equivalents and restricted cash to the condensed consolidated balance sheets:

	June 30, 2024	June 30, 2023
Cash and cash equivalents	$130,764	$122,229
Restricted cash	461	165
Restricted cash, non-current	—	818
Total cash, cash equivalents and restricted cash	$131,225	$123,212
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
BASIS OF PRESENTATION AND CONSOLIDATION
The accompanying condensed consolidated financial statements are unaudited and have been prepared in accordance with U.S. generally accepted accounting principles ("U.S. GAAP") and regulations of the Securities and Exchange Commission ("SEC") regarding interim financial reporting. Accordingly, certain information and disclosures normally included in the Company's annual consolidated financial statements prepared in accordance with U.S. GAAP have been condensed or omitted. These condensed consolidated financial statements should be read in conjunction with the Company's audited consolidated financial statements as of and for the fiscal year ended March 31, 2024 and notes thereto included in the Form 10-K. There were no material changes during the three months ended June 30, 2024 to the Company's significant accounting policies as described in the Form 10-K.
The unaudited condensed consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All intercompany accounts and transactions have been eliminated in consolidation. The Company conducts its operations through one reportable segment.
In the opinion of the Company's management, these condensed consolidated financial statements reflect all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair statement of the Company's financial position, results of operations and cash flows for the periods presented. The results of operations for the interim periods presented are not necessarily indicative of the results to be expected for any subsequent quarter or for the entire year ending March 31, 2025.
CHANGE IN REPORTING PRESENTATION
Historically, cost of revenue and cost of other revenue have been presented within operating expenses. During the fourth quarter of fiscal 2024, the Company made voluntary changes in accounting presentation and reclassified prior period amounts to conform to current year presentation to separately state cost of revenue, cost of other revenue and recognize gross profit on the Company's condensed consolidated statement of operations.
USE OF ESTIMATES
The preparation of the consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities and equity, disclosure of contingent assets and liabilities at the date of the consolidated financial statements, and the reported amounts of revenues and expenses during the reporting period. On an ongoing basis, the Company evaluates its estimates, including, but not limited to, those related to current expected credit losses, returns reserve for expected cancellations, fair value of and/or potential impairment of goodwill and value and useful life of long-lived assets (including intangible assets, right-of-use assets and cost investments), capitalized internal-use software costs, benefit period for deferred commissions, stock-based compensation, incremental borrowing rate used to calculate operating lease liabilities, income and sales tax liabilities, convertible senior notes and warrant fair value, litigation, and other contingencies. The Company bases its estimates on known facts and circumstances, historical experience, and various other assumptions. Actual results could differ from those estimates under different assumptions or conditions.
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
There have been no other recent accounting pronouncements, changes in accounting pronouncements or recently adopted accounting guidance during the three months ended June 30, 2024 that are of significance or potential significance to us.
2. REVENUE RECOGNITION
Disaggregation of Revenue
The Company disaggregates its revenue by geographic region. See Note 12, Geographical Information.
Contract Balances
The following table provides amounts of contract assets and deferred revenue from contracts with customers (in thousands):

	June 30, 2024	March 31, 2024
Contract assets, current (component of Other current assets)	$10,143	$9,453
Contract assets, non-current (component of Other assets)	7,617	7,879
Deferred revenue, current	33,701	34,325
Deferred revenue, non-current	7,659	7,810
Contract assets are recorded for contract consideration not yet invoiced but for which the performance obligations are completed. Contract assets, net of allowances for credit losses, are included in other current assets or other assets in the Company's consolidated balance sheets, depending on if their reduction will be recognized during the succeeding twelve-month period or beyond. The allowance applied to our contract assets as of March 31, 2024 and 2023 and the activity in this account, including the current-period provision for expected credit losses for the three months ended June 30, 2024 and 2023, were not material.
The change in contract assets was primarily driven by obligations that were completed during the quarter that the Company had not yet been invoiced for. During the three months ended June 30, 2024 and 2023, the Company recognized revenues of approximately $15.5 million and $16.9 million that were included in deferred revenue at the beginning of the fiscal year, respectively.
Remaining Performance Obligations
The Company's subscription terms typically range from one to five years. Contract revenue from the remaining performance obligations that had not yet been recognized as of June 30, 2024 was approximately $780.0 million. This amount excludes contracts with an original expected length of less than one year. The Company expects to recognize revenue on approximately 86% of the remaining performance obligations over the next 24 months and approximately 14% over the remainder of the subscription period.
Deferred Sales Commission Costs
Amortization of deferred sales commission costs for the three months ended June 30, 2024 and 2023 was approximately $9.8 million and $10.0 million, respectively.

3. FAIR VALUE MEASUREMENTS
Cash, cash equivalents, and available-for-sale investments were as follows (in thousands):

As of June 30, 2024	Amortized Costs	Gross Unrealized Gain	Gross Unrealized Loss	Estimated Fair Value	Cash and Cash Equivalents	Restricted Cash (Current)	Short-Term Investments
Cash	$108,017	$—	$—	$108,017	$108,017	$—	$—
Level 1:
Money market funds	12,096	—	—	12,096	11,635	461	—
Subtotal	120,113	—	—	120,113	119,652	461	—
Level 2:
Term deposit	11,112	—	—	11,112	11,112	—	—
Subtotal	11,112	—	—	11,112	11,112	—	—
Total assets	$131,225	$—	$—	$131,225	$130,764	$461	$—

As of March 31, 2024	Amortized Costs	Gross Unrealized Gain	Gross Unrealized Loss	Estimated Fair Value	Cash and Cash Equivalents	Restricted Cash (Current & Non-current)	Short-Term Investments
Cash	$53,943	$—	$—	$53,943	$53,943	$—	$—
Level 1:
Money market funds	37,633	—	—	37,633	37,172	461	—
Subtotal	91,576	—	—	91,576	91,115	461	—
Level 2:
Term deposit	25,147	—	—	25,147	25,147	—	—
Commercial paper	1,049	—	(1)	1,048	—	—	1,048
Subtotal	26,196	—	(1)	26,195	25,147	—	1,048
Total assets	$117,772	$—	$(1)	$117,771	$116,262	$461	$1,048
To support its current operations, the Company considers all highly liquid investments with an original maturity of three months or less to be cash equivalents.The restricted cash component of the money market funds is comprised of letters of credit securing leases for certain office facilities.
The Company uses the Black-Scholes option-pricing valuation model to value its detachable warrants from inception and at each reporting period. During the three months ended June 30, 2024, the Company used historical volatility to determine the fair value of the warrants liability due to the low trading volume and moneyness assessment as of June 30, 2024. Changes in the fair values of the detachable warrants liability are recorded as loss on warrants remeasurement within Other (expense) income, net in the condensed consolidated statements of operations.
The following table presents additional information about valuation techniques and inputs used for the detachable warrants (see Note 8, Convertible Senior Notes and Term Loan) that are measured at fair value and categorized within Level 3 as of June 30, 2024 and March 31, 2024 (dollars in thousands):

	June 30, 2024	March 31, 2024
Estimated fair value of detachable warrants	$1,574	$3,321
Unobservable inputs:
Stock volatility	72.7%	87.2%
Risk-free rate	4.5%	4.3%
Expected term	3.1 years	3.4 years
As of June 30, 2024 and March 31, 2024, the estimated fair value of the Company’s convertible senior notes due in 2028 was $154.9 million and $161.7 million, respectively (see Note 8, Convertible Senior Notes and Term Loan). The fair value of the convertible senior notes was determined based on the closing price of each of the securities on the last trading day of the reporting period, and each is Level 2 in the fair value hierarchy due to limited trading activity of the debt instruments. As of June 30, 2024 and March 31, 2024, the carrying value of the Company’s Term Loan approximates its estimated fair value.

4. FINANCIAL STATEMENT COMPONENTS
Accounts receivable, net consisted of the following (in thousands):

	June 30, 2024	March 31, 2024
Trade accounts receivable	$56,360	$59,757
Unbilled trade accounts receivable	6,505	4,470
Less: allowance for credit losses	(1,894)	(2,746)
Less: allowance for sales reserves	(1,766)	(2,502)
Total accounts receivable, net	$59,205	$58,979
Allowance for credit losses and sales reserves consisted of the following (in thousands):

	Three Months Ended June 30, 2024		Year Ended March 31, 2024
	Credit Losses	Sales Reserves	Credit Losses	Sales Reserves
Beginning balance	$(2,746)	$(2,502)	$(3,644)	$(3,218)
Release (reserve)	550	(439)	(1,969)	(3,581)
Write-offs	302	1,175	2,867	4,297
Ending balance	$(1,894)	$(1,766)	$(2,746)	$(2,502)
Other current assets consisted of the following (in thousands):

	June 30, 2024	March 31, 2024
Prepaid expense	$15,780	$18,172
Contract assets, current	10,143	9,453
Other current assets	6,800	7,633
Total other current assets	$32,723	$35,258
Accrued and other liabilities consisted of the following (in thousands):

	June 30, 2024	March 31, 2024
Accrued compensation	$20,753	$19,550
Accrued taxes	35,927	44,096
Other accrued liabilities	18,689	14,456
Total accrued and other liabilities	$75,369	$78,102
5. INTANGIBLE ASSETS AND GOODWILL
The carrying value of intangible assets consisted of the following (in thousands):

	June 30, 2024			March 31, 2024
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Developed technology	$46,452	$(38,938)	$7,514	$46,454	$(36,823)	$9,631
Customer relationships	105,826	(31,722)	74,104	105,827	(28,741)	77,086
Trade names and domains	584	(584)	—	584	(584)	—
Total acquired identifiable intangible assets	$152,862	$(71,244)	$81,618	$152,865	$(66,148)	$86,717
As of June 30, 2024, the weighted average remaining useful lives for developed technology and customer relationships were 1.3 years and 6.5 years, respectively.

The annual amortization of the Company's intangible assets, based upon existing intangible assets and current useful lives, is estimated to be as follows (in thousands):

Remainder of 2025	$13,997
2026	13,895
2027	11,757
2028	11,044
2029 and thereafter	30,925
Total	$81,618
The following table provides a summary of the changes in the carrying amounts of goodwill (in thousands):

Balance as of March 31, 2024	$266,574
Foreign currency translation	(175)
Balance as of June 30, 2024	$266,399
6. LEASES
The components of lease expense were as follows:

	Three Months Ended June 30,
	2024	2023
Operating lease expense	$3,165	$2,507
Variable lease expense	$1,081	$1,121
The supplemental cash flow information related to leases was as follows:

	June 30, 2024	June 30, 2023
Cash outflows from operating leases	$3,742	$3,640
Right-of-use assets obtained in exchange for operating lease obligations	$1,954	$—
The Company entered into a lease agreement commencing in April 2024 for approximately 7,700 square feet of existing international office space in Singapore over a three-year term. As of June 30, 2024, the Company has recorded a right-of-use asset and right-of-use liability of $1.8 million, respectively, on the Condensed Consolidated Balance Sheets.
Short-term lease expense was immaterial during the years ended June 30, 2024 and 2023.
The following table presents supplemental lease information:

	June 30, 2024	March 31, 2024
Weighted average remaining lease term	5.9 years	6.2 years
Weighted average discount rate	4.5%	4.3%
The following table presents maturity of lease liabilities under the Company's non-cancellable operating leases as of June 30, 2024:

Remainder of 2025	$10,698
2026	13,381
2027	12,050
2028	10,634
2029	10,476
Thereafter	18,433
Total lease payments	75,672
Less: imputed interest	(8,929)
Present value of lease liabilities	$66,743

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
Operating Leases
The Company's lease obligations consist of the Company's principal facility and various leased facilities under operating lease agreements. During the three months ended June 30, 2024, a material international operating lease commenced related to an international office building. See Note 6, Leases, in the Company's Annual Report on Form 10-K for more information on the Company's leases and the future minimum lease payments.
Purchase Obligations
The Company's purchase obligations include contracts with third-party customer support vendors and third-party network service providers. These contracts include minimum monthly commitments and the requirements to maintain the service level for several months.
During the three months ended June 30, 2024, there have been no material changes to our purchase obligations from those disclosed in Note 7, Commitments and Contingencies in the notes to the consolidated financial statements included in our Form 10-K.
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
The Company believes it has recorded adequate provisions for any such lawsuits and claims and proceedings as of June 30, 2024. The Company believes that damage amounts claimed in these matters are not meaningful indicators of potential liability. Some of the matters pending against the Company involve potential compensatory, punitive, or treble damage claims or sanctions, that, if granted, could require the Company to pay damages or make other expenditures in amounts that could have a material adverse effect on its consolidated financial statements. Given the inherent uncertainties of litigation, the ultimate outcome of the ongoing matters described herein cannot be predicted, and the Company believes it has valid defenses with respect to the legal matters pending against it. Nevertheless, the consolidated financial statements could be materially adversely affected in a particular period by the resolution of one or more of these contingencies.
State and Local Taxes and Surcharges
From time to time, the Company has received inquiries from a number of state and local taxing agencies with respect to the remittance of sales, use, telecommunications, excise, and income taxes. Several jurisdictions currently are conducting tax audits of the Company's records. The Company collects or has accrued amounts for taxes that it believes are required to be remitted. The amounts that have been remitted have historically been within the accruals established by the Company. The Company adjusts its accrual when facts relating to specific exposures warrant such adjustment. The Company periodically reviews the taxability of its services and determined that certain services may be subject to sales, use, telecommunications or other similar indirect taxes in certain jurisdictions. A similar review was performed on the taxability of services provided by Fuze, Inc., and it was determined that certain services may be subject to sales, use, telecommunications or other similar indirect taxes in certain jurisdictions. Accordingly, the Company recorded contingent indirect tax liabilities. As of June 30, 2024 and March 31, 2024, the Company had accrued contingent indirect tax liabilities of $13.3 million and $19.2 million, respectively.

FCC Investigation of 8x8, Inc. and Fuze, Inc.
On November 17, 2023, the Company received a letter of inquiry from the Enforcement Bureau of the Federal Communications Commission (the “FCC”) requesting certain information and supporting documents related to an investigation of potential violations by 8x8 and Fuze in connection with certain prior period regulatory filings and payments. The Company has cooperated with the FCC in this matter and responded to the letter of inquiry. If the FCC were to pursue separate action against the Company, the FCC could seek to fine or impose regulatory penalties or civil liability on the Company. The Company received a Universal Service Administrative Company ("USAC") letter dated February 1, 2024 rejecting Fuze’s previously filed 499-A returns for calendar years 2021 and 2022 and informing the Company that USAC would apply the safe harbor to Fuze revenues for those years for assessing Universal Service Fund ("USF") payments. The Company subsequently received an invoice from USAC dated March 22, 2024 in the amount of $14.9 million for additional USF fees owed for those calendar years by Fuze, Inc. The Company has since refiled the 499-A returns for calendar years 2021 and 2022 for Fuze, Inc. and recorded an additional liability of $5.6 million, which the Company paid on April 12, 2024. The Company submitted an appeal to USAC of the remaining amount of the invoice dated March 22, 2024 on April 15, 2024. USAC notified the Company on May 8, 2024 that it accepted the revised 499-A filings for calendar years 2021 and 2022 for Fuze, Inc. The FCC's investigation of this matter is ongoing and the Company continues to cooperate with the FCC regarding it.
8. CONVERTIBLE SENIOR NOTES AND TERM LOAN
2022 Term Loan and Warrants
As of June 30, 2024 and March 31, 2024, the Company had $225.0 million of principal amount outstanding in a senior secured term loan facility (the “2022 Term Loan”) under a term loan credit agreement (the “2022 Credit Agreement”) entered into on August 3, 2022 with Wilmington Savings Fund Society, FSB, as administrative agent, and certain affiliates of Francisco Partners (“FP”). The 2022 Term Loan matures on August 3, 2027 and bears interest at an annual rate equal to the term Standard Overnight Financing Rate ("Term SOFR") (subject to a floor of 1.00% and a credit spread adjustment of 0.10%), plus a margin of 6.50%. As of June 30, 2024, the debt discount and debt issuance costs are amortized to interest expense over the term of the 2022 Term Loan at an effective interest rate of 11.9%.
Mandatory prepayments of the 2022 Term Loan are required to be made upon the occurrence of certain events, including, without limitation, (i) sales of certain assets, (ii) receipt of certain casualty and condemnation awards proceeds, and (iii) the incurrence of non-permitted indebtedness, subject to certain thresholds and reinvestment rights. Voluntary prepayments are permitted at any time, subject to certain prepayment premiums. On May 9, 2023, the Company voluntarily prepaid without penalty $25.0 million of principal amount outstanding and $0.2 million of accrued interest on the 2022 Term Loan. The prepayment penalty of 2% on additional early prepayment of principal expired August 3, 2024. This payment had no impact on the Company's compliance with the 2022 Term Loan covenants. As of June 30, 2024, the Company was in compliance with all covenants set forth in the 2022 Credit Agreement.
The obligations under the 2022 Credit Agreement are guaranteed by the Company’s wholly-owned subsidiaries, subject to certain customary exceptions, and secured by a perfected security interest in substantially all of the Company’s tangible and intangible assets, as well as substantially all of the tangible and intangible assets of the guarantors.
In connection with the 2022 Credit Agreement, the Company issued detachable warrants (the “Warrants”) to affiliates of FP to purchase an aggregate of 3.1 million shares of the Company’s common stock with a five-year term and an exercise price of $7.15 per share (subject to adjustment) that represents a 27.5% premium over the closing price per share of the Company’s common stock on August 3, 2022. The Warrants are classified as liabilities measured at fair value during each reporting period as the Warrants contain certain terms that could result in cash settlement as a result of events outside of the Company’s control. As of June 30, 2024 and March 31, 2024, the fair value of the Warrants was $1.6 million and $3.3 million, respectively, and was recorded within other liabilities, non-current on the condensed consolidated balance sheets. The subsequent changes in fair value were recorded through Other income (expense), net on the Company’s consolidated statement of operations. See Note 3, Fair Value Measurements, for further details.
The following table presents the net carrying amount of the 2022 Term Loan (in thousands):

	June 30, 2024	March 31, 2024
Principal	$225,000	$225,000
Unamortized debt discount and issuance costs	(12,282)	(13,106)
Net carrying amount	$212,718	$211,894

Interest expense recognized related to the 2022 Term Loan was as follows (in thousands):

	Three Months Ended June 30,
	2024	2023
Contractual interest expense	$6,855	$6,879
Amortization of debt discount and issuance costs	824	775
Total interest expense	$7,679	$7,654
2028 Notes
As of June 30, 2024 and March 31, 2024, the Company had $201.9 million aggregate principal amount of 4.00% convertible senior notes due 2028 (the “2028 Notes”), with debt issuance costs of approximately $5.6 million, of which 50% was paid in the form of shares of the Company's common stock.
The 2028 Notes are senior obligations of the Company that accrue interest, payable semi-annually in arrears on February 1 and August 1 of each year. The 2028 Notes will mature on February 1, 2028, unless earlier converted, redeemed or repurchased. As of June 30, 2024, the Company was in compliance with all covenants set forth in the indenture governing the 2028 Notes.
The debt discount and debt issuance costs are amortized to interest expense over the term of the 2028 Notes at an effective interest rate of 4.70%.
The following table presents the net carrying amount of the 2028 Notes (in thousands):

	June 30, 2024	March 31, 2024
Principal	$201,914	$201,914
Unamortized debt discount and issuance costs	(3,881)	(4,118)
Net carrying amount	$198,033	$197,796
Interest expense recognized related to the 2028 Notes was as follows (in thousands):

	Three Months Ended June 30,
	2024	2023
Contractual interest expense	$2,039	$2,014
Amortization of debt discount and issuance costs	238	227
Total interest expense	$2,277	$2,241
9. STOCK-BASED COMPENSATION AND STOCKHOLDERS' EQUITY
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
The Company reserved 8.0 million shares of the Company's common stock for issuance under the 2022 Equity Incentive Plan (the "2022 Plan") plus the number of shares subject to awards that were outstanding under the 2012 Equity Incentive Plan (the "2012 Plan") as of 12:01 a.m. Pacific Time on June 22, 2022 (the “Prior Plan Expiration Time”), to the extent that, after the Prior Plan Expiration Time, such shares would have recycled back to the 2012 Plan in connection with the awards’ expiration, termination, cancellation, forfeiture, or repurchase, as described further below, and in each case, subject to adjustment upon certain changes in the Company’s capitalization. The 2022 Plan provides for the granting of incentive stock options to employees and non-statutory stock options to employees, directors or consultants, and granting of stock appreciation rights, restricted stock, restricted stock units and performance units, qualified performance-based awards, and stock grants. The stock option price of incentive stock options granted cannot be less than the fair market value on the effective date of the grant. Options, restricted stock, and restricted stock units generally vest over three or four years and expire ten years after the grant. As of June 30, 2024, 0.3 million shares remained available for future grants under the 2022 Plan.

Stock-Based Compensation
The following table presents stock-based compensation expense (in thousands):

	Three Months Ended June 30,
	2024	2023
Cost of service revenue	$1,124	$1,686
Cost of other revenue	401	394
Research and development	4,823	7,632
Sales and marketing	2,948	4,649
General and administrative	3,505	3,834
Total	$12,801	$18,195
Restricted Stock Units
The following table presents the RSU activity (shares in thousands):

	Number of Shares	Weighted Average Grant Date Fair Value	Weighted Average Remaining Contractual Term (in Years)
Balance as of March 31, 2024	10,325	$5.36	1.75
Granted	2,427	2.09
Vested and released	(2,769)	6.15
Forfeited	(121)	6.13
Balance as of June 30, 2024	9,862	$4.33	1.76
As of June 30, 2024, there was $33.4 million of total unrecognized compensation cost related to RSUs, which is expected to be recognized over a weighted average of 1.76 years.
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
The following table presents the PSU activity (shares in thousands):

	Number of Shares	Weighted Average Grant Date Fair Value	Weighted Average Remaining Contractual Term (in Years)
Balance as of March 31, 2024	2,531	$4.38	1.16
Forfeited	(274)	10.32
Balance as of June 30, 2024	2,257	$3.66	1.30
Total unrecognized compensation cost related to PSUs was $2.6 million as of June 30, 2024, which is expected to be recognized over a weighted average of 1.30 years.
Employee Stock Purchase Plan ("ESPP")
As of June 30, 2024, there was approximately $1.2 million of unrecognized compensation cost related to employee stock purchases. This cost is expected to be recognized over a weighted average period of 0.1 years. As of June 30, 2024, a total of 2.7 million shares were available for issuance under the ESPP.

10. INCOME TAXES
The Company's effective tax rate was (7.0)% and (10.4)% for the three months ended June 30, 2024 and 2023, respectively. The difference in the effective tax rate and the U.S. federal statutory rate was primarily due to the full valuation allowance the Company maintains against its deferred tax assets after adjusting for the impact of certain provisions enacted under the Tax Cuts and Jobs Act, current tax liabilities of profitable foreign subsidiaries subject to different local income tax rates, and state taxes in the United States. The effective tax rate is calculated by dividing the provision for income taxes by the loss before provision for income taxes.
11. NET LOSS PER SHARE
The following is a reconciliation of the weighted average number of common shares outstanding used in calculating basic and diluted net loss per share (in thousands, except per share data):

	Three Months Ended June 30,
	2024	2023
Net loss	$(10,290)	$(15,327)
Weighted average common shares outstanding - basic and diluted	125,999	116,777

Net loss per share - basic and diluted	$(0.08)	$(0.13)
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

	Three Months Ended June 30,
	2024	2023
Stock options	358	649
Restricted stock units and Performance stock units	8,545	9,885
Potential shares attributable to the ESPP	2,305	888
Total anti-dilutive shares	11,208	11,422
12. GEOGRAPHICAL INFORMATION
The following tables set forth the geographic information for each period (in thousands):

	Three Months Ended June 30,
	2024	2023
United States	$122,858	$130,383
United Kingdom	29,206	29,840
Other International	26,083	23,064
Total revenue	$178,147	$183,287

	June 30, 2024	March 31, 2024
United States	$48,559	$49,992
International	2,841	3,189
Total property and equipment, net	$51,400	$53,181
13. RELATED PARTY TRANSACTIONS
The Company has been doing business with an outside sales and marketing vendor since December 2017, which became a related party in July 2022 when a member of the Company's board of directors joined the vendor's board of directors. The Company has a two-year contract with this vendor valued at $1.4 million and paid $0.2 million during the three months ended June 30, 2024.

14. SUBSEQUENT EVENTS
Delayed Draw Term Loan
On July 11, 2024, the Company entered into a new term loan credit agreement with Wells Fargo Bank, National Association, as administrative agent, and the lenders thereto (the “2024 Credit Agreement”). The 2024 Credit Agreement establishes a delayed draw term loan facility in an aggregate principal amount of up to $200 million maturing on August 15, 2027.
Loans made under the delayed draw term loan facility will bear interest at an annual rate equal to Term SOFR, plus a margin of either 2.50%, 2.75% or 3.00% based on the consolidated total net leverage ratio of the Company and its subsidiaries. The initial margin will be 3.00% for the fiscal quarter ending September 30, 2024. Once fully drawn upon, the annual principal repayments of $22.5 million in fiscal year 2025, $37.5 million in fiscal year 2026, and $47.5 million in fiscal year 2027 are required, and the remaining $92.5 million principal is due before or upon maturity in fiscal year 2028. These annualized repayments will be made in quarterly installments.
The obligations under the 2024 Credit Agreement will be guaranteed by the Company’s wholly-owned subsidiaries, subject to certain customary exceptions, and, concurrent with any borrowing of delayed draw term loans under the 2024 Credit Agreement, will be secured by a perfected security interest in substantially all of the Company’s tangible and intangible assets, as well as substantially all of the tangible and intangible assets of the guarantors.
Mandatory prepayments of the delayed draw term loan facility are required to be made upon the occurrence of certain events, including, without limitation, (i) sales of certain assets, (ii) receipt of certain casualty and condemnation awards proceeds, and (iii) the incurrence of non-permitted indebtedness, subject to certain thresholds and reinvestment rights. Voluntary prepayments are permitted at any time without premium or penalty, subject to certain customary break funding payments.
The 2024 Credit Agreement contains a consolidated interest coverage ratio financial covenant, a maximum consolidated total net leverage ratio financial covenant and a maximum consolidated secured leverage ratio financial covenant and contains affirmative and negative covenants customary for transactions of this type, including limitations with respect to share repurchases, indebtedness, liens, investments, dividends, disposition of assets, change in business, and transactions with affiliates.
Delayed Draw Term Loan Drawdown and 2022 Term Loan Extinguishment
The funding of loans under the 2024 Credit Agreement occurred on August 5, 2024. The Company used the proceeds plus $29 million from existing cash balances, to fund the prepayment of the entire $225 million principal outstanding plus accrued interest and fees under the 2022 Term Loan and terminated the 2022 Credit Agreement. As a result of the debt extinguishment, the recognition of any unamortized debt discount and issuance costs of the 2022 Term Loan within other expense, net, in the consolidated statement of operations will be assessed by the Company.

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
OVERVIEW
We are a leading provider of software-as-a-service solutions for contact center, voice communications, video meetings, employee collaboration, and embeddable communication application program interfaces. Our solutions empower workforces worldwide by connecting individuals and teams so they can collaborate faster, work smarter, and better serve customers, from any location. The communications capabilities and advanced artificial intelligence/machine learning technologies of our contact center, communication and collaboration solutions are integrated into a comprehensive cloud-based offering powered by our global communications platform, which together comprise our 8x8 XCaaS platform solution. The XCaaS platform delivers our unified communications as-a-service, contact center as-a-service, and communications platform as-a-service services. It includes artificial intelligence-driven self service and digital assistance, intuitive user interfaces, and real-time business analytics and intelligence, enabling organizations of all sizes to design, deploy and adapt tailored communications and workflows for differentiated employee and customer experiences.
The 8x8 XCaaS platform delivers the security, scalability, high availability, and ease-of-use of a modern cloud-based architecture while masking the complexity of a global communications infrastructure. A comprehensive data layer across the platform powers 8x8 artificial intelligence/machine learning algorithms, as well as vertical-specific and purpose-built applications from our ecosystem of technology partners. This enables data-driven business insights that can drive employee productivity, resource optimization, and more effective end-customer interactions through simplified and automated workflows. Built with core cloud technologies that we own and manage internally, as well as integrated third-party applications from our technology partners, our XCaaS platform enables agile workplaces and fosters seamless communications and collaboration between an organization’s customers, contact center agents, and employees, regardless of geographic location.
Our customers range from small businesses to large enterprises across all vertical markets, with users in more than 160 countries. In recent years, we have increased our focus on mid-market, enterprise, and public sector customers because these organizations typically have more complex communication and contact center requirements compared to the needs of small business customers. Organizations in these sectors – typically with 500 to 10,000 employees -- are more likely to adopt multiple services and realize greater value from our unified, global communications platform and our growing product portfolio, including artificial intelligence-enabled solutions.
We generate service revenue from subscriptions to our communications services, as well as from usage of our platform. Our service subscription plans are sold on a per user basis, and are structured with increasing levels of functionality (designated as X1, X2, etc., through X8), based on the specific communication needs and customer engagement profile of each user. Platform usage, including telephony minutes, messaging, SMS, and digital and voice chat bot interactions, encompasses committed usage, which may be bundled with our service subscription plans, and uncommitted usage, which is sold on an as-used basis. Uncommitted usage of our platform increased as a percentage of revenue in fiscal 2024 and is expected to continue to increase in the future with the introduction of new platform usage solutions.
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
MACROECONOMIC AND OTHER FACTORS
We are subject to risks and exposures, including those caused by adverse economic conditions. Macroeconomic conditions that could adversely affect our business include the global economic slowdown, continued inflation, increased interest rates, supply chain disruptions, decreased economic output and fluctuations in currency exchange rates. We continuously monitor the direct and indirect impacts of these factors, as well as the overall global economy and geopolitical landscape on our business and financial results.
While the implications of macroeconomic events on our business, results of operations and overall financial position remain uncertain over the long term, we expect that adverse economic conditions will continue to adversely impact our business in future periods. For example, our installed base business, which includes more than 52,000 small businesses, continues to experience macroeconomic headwinds.

SUMMARY AND OUTLOOK
As part of our long-term strategy to grow our revenue, achieve profitability, and increase cash flow, we have focused on expanding our mid-market, enterprise and public sector customer base. We believe that continued innovation is a critical factor in attracting and retaining these customers and is an important variable in achieving sustainable growth. We are committed to maintaining a high level of investment in engineering to deliver product innovation across our XCaaS platform, expand our ecosystem of integrated third-party applications, and maintain the high availability our customers require.
Our primary focus involves the following: (i) accelerating innovation, particularly in our platform and contact center as-a-service, and (ii) establishing communications platform as-a-service leadership in the Asia Pacific region and leveraging these capabilities globally. We continue to innovate new products like 8x8 Engage, voice and digital Intelligent Customer Assistant, and Agent Assist, while enhancing our platform with new capabilities, such as the Customer Interaction Data Platform and composable agent and supervisor user interfaces. These innovations enable tightly integrated solutions that prioritize ease-of-use, out-of-the-box functionality, and rapid deployment for our target customers.
Our investment in innovation has been complemented by initiatives to manage the costs of delivering our services and improve our sales efficiency. We continue to monitor factors that could have an impact on customer buying behavior and demand, including macroeconomic conditions, the competitive environment, contract duration, churn, upsell and down-sell, renewals, and payment terms, all of which have caused variability in our results and may continue to do in the future. We expect the total dollar amount of cost of service revenue and as a percentage of revenue to vary with the amount of service revenue and the mix of subscription and usage revenue within service revenue. To improve our sales efficiency, we continue to invest in marketing programs to drive awareness for our solutions, and we have increased training for our sales teams, and invested in tools to increase productivity. We have also expanded our partner programs to extend our reach within our target customer market, placing increased emphasis on developing a community of value-added resellers who provide implementation services and Tier 1 customer support in addition to sales. To support our customers and partners, we have expanded our customer success organization and continue to invest in improvements to our back-office processes to increase our operational efficiency over time.
KEY GAAP OPERATING RESULTS
To assess the success of our strategies to achieve growth and increase our cash flow, management reviews our financial performance as presented in our consolidated financial statements, including trends in revenue, gross profit margin, losses from operations, and cash flow generated by operations in absolute dollars and as a percentage of revenue as presented in the following table:

	Fiscal Year 2025	Fiscal Year 2024
	Three Months Ended	Three Months Ended
(In thousands, except percentages)	June 30, 2024	March 31, 2024	December 31, 2023	September 30, 2023	June 30, 2023
Service revenue	$172,801	$172,490	$175,069	$177,782	$175,238
% of Total Revenue	97.0%	96.1%	96.7%	96.1%	95.6%
Gross profit	$120,960	$122,444	$124,846	$127,897	$128,613
% of Total Revenue	67.9%	68.2%	69.0%	69.1%	70.2%
Loss from operations	$(1,374)	$(14,219)	$(9,391)	$(2,583)	$(1,410)
% of Total Revenue	(0.8)%	(7.9)%	(5.2)%	(1.4)%	(0.8)%
Net loss	$(10,290)	$(23,591)	$(21,222)	$(7,452)	$(15,327)
% of Total Revenue	(5.8)%	(13.1)%	(11.7)%	(4.0)%	(8.4)%
Net cash provided by operating activities	$18,148	$12,653	$22,396	$17,463	$26,473
KEY BUSINESS METRICS
In the past we have analyzed trends in annualized recurring and usage revenue, or ARR. Our product offering is evolving to address trends in our industry, which include increased use of self-service chat bots, automated digital communications, and messaging. These solutions are often unrelated user-based subscriptions and are typically sold based on consumption. We expect usage revenue to increase in the future, making our previously disclosed Annual Recurring Subscriptions and Usage Revenue (ARR) metric less relevant. Based on our expectation of higher usage revenue, and following an evaluation of key business metrics disclosed by our peers in the UCaaS, CCaaS and CPaaS markets, we are discontinuing the use of ARR, as previously defined, as a key business metric. We intend to continue to review our key business metrics as our markets and business model evolves.

COMPONENTS OF RESULTS OF OPERATIONS
Service Revenue
Service revenue consists of communication services subscriptions, platform usage revenue, and related fees from our unified communications as-a-service, contact center as-a-service, and communications platform as-a-service offerings. We plan to increase service revenue through a combination of new customer acquisition, cross-sell of additional products to existing customers, including new products resulting from our increased investment in innovation, geographic expansion of our customer base outside the United States, sales initiatives with our Technology Partner Ecosystem partners, and through strategic acquisitions of technologies and businesses.
Other Revenue
Other revenue consists of revenue from professional services, primarily for deployment of our solutions and/or platform, and revenue from sales and rentals of IP telephones in conjunction with our cloud telephony service. Other revenue is dependent on the number of customers who choose to purchase or rent IP telephone hardware in conjunction with our service instead of using the solution on their cell phone, computer, or other compatible device, and/or choose to engage our professional services organization for implementation and deployment of our cloud services.
Cost of Service Revenue
Cost of service revenue consists primarily of costs associated with network operations and related personnel, technology licenses, amortization of capitalized internal-use software, other communication origination and termination services provided by third-party carriers, and other costs such as customer service, and technical support costs. We allocate overhead costs, such as information technology and facilities, to cost of service revenue, as well as to each of the operating expense categories, generally based on relative headcount. Our information technology costs include costs for information technology infrastructure and personnel. Facilities costs primarily consist of office leases and related expenses.
Cost of Other Revenue
Cost of other revenue consists primarily of direct and indirect costs associated with the purchase, shipping and handling, and recycling of IP telephones as well as the personnel costs, and other expenditures incurred in connection with the professional services associated with the deployment and implementation of our products, and allocated information technology and facilities costs.
Research and Development
Research and development expenses consist primarily of personnel and related costs, third-party development, software and equipment costs necessary for us to conduct our product, platform development and engineering efforts, as well as allocated information technology and facilities costs.
Sales and Marketing
Sales and marketing expenses consist primarily of personnel and related costs, sales commissions, including those to channel partners, trade shows, advertising and other marketing, demand generation, and promotional expenses, as well as allocated information technology and facilities costs.
General and Administrative
General and administrative expenses consist primarily of personnel and related costs, professional services fees, corporate administrative costs, tax and regulatory fees, and allocated information technology and facilities costs.
Other Expense, Net
Other expense, net, consists primarily of interest expense related to our term loan and convertible notes, amortization of debt discount and issuance costs, offset by interest income, gain or loss on warrant remeasurement, gains on debt extinguishment, gains or losses on foreign exchange transactions, as well as other income.
Provision for Income Taxes
Provision for income taxes consist primarily of foreign income taxes and state minimum taxes in the United States. As we expand the scale of our international business activities, any changes in the United States and foreign taxation of such activities may increase our overall provision for income taxes in the future. We have a valuation allowance for our United States deferred tax assets, including federal and state non-operating loss carryforwards. We expect to maintain this valuation allowance until it becomes more likely than not that the benefit of our federal and state deferred tax assets will be realized by way of expected future taxable income in the United States.

RESULTS OF OPERATIONS
Revenue
Service revenue

	Three Months Ended June 30,
(In thousands, except percentages)	2024	2023	Change
Service revenue	$172,801	$175,238	$(2,437)	(1.4)%
Percentage of total revenue	97.0%	95.6%
Service revenue decreased by $2.4 million, or 1.4%, for the three months ended June 30, 2024 compared to the three months ended June 30, 2023. This change was driven by a decrease in revenue from subscriptions of $5.8 million related to increased customer churn and down-sell partially offset by an increase of $3.4 million in platform usage revenue.
Other revenue

	Three Months Ended June 30,
(In thousands, except percentages)	2024	2023	Change
Other revenue	$5,346	$8,049	$(2,703)	(33.6)%
Percentage of total revenue	3.0%	4.4%
Other revenue decreased by $2.7 million, or 33.6%, for the three months ended June 30, 2024 compared to the three months ended June 30, 2023, due to lower professional service and product revenue of $1.8 million and $0.9 million, respectively.
Cost of Revenue
Cost of service revenue

	Three Months Ended June 30,
(In thousands, except percentages)	2024	2023	Change
Cost of service revenue	$49,496	$46,276	$3,220	7.0%
Percentage of service revenue	28.6%	26.4%
Cost of service revenue increased by $3.2 million, or 7.0%, for the three months ended June 30, 2024 compared to the three months ended June 30, 2023, primarily due to an increase of $5.0 million in costs to deliver our subscription and platform usage services. This increase was partially offset by decreases of $1.2 million related to the amortization of capitalized software and $0.6 million in software costs.
Cost of other revenue

	Three Months Ended June 30,
(In thousands, except percentages)	2024	2023	Change
Cost of other revenue	$7,691	$8,398	$(707)	(8.4)%
Percentage of other revenue	143.9%	104.3%
Cost of other revenue decreased by $0.7 million, or 8.4%, for the three months ended June 30, 2024 compared to the three months ended June 30, 2023 primarily due to $0.3 million decreased personnel-related costs to deliver our professional services coupled with $0.4 million lower product costs associated with IP telephone hardware.
Operating Expenses
Research and development

	Three Months Ended June 30,
(In thousands, except percentages)	2024	2023	Change
Research and development	$32,137	$35,292	$(3,155)	(8.9)%
Percentage of total revenue	18.0%	19.3%
Research and development expenses decreased by $3.2 million, or 8.9%, for the three months ended June 30, 2024 compared to the three months ended June 30, 2023 primarily due to a decrease of $2.6 million in stock-based compensation and $0.6 million in combined employee, consulting and other costs.

Sales and marketing

	Three Months Ended June 30,
(In thousands, except percentages)	2024	2023	Change
Sales and marketing	$67,106	$68,505	$(1,399)	(2.0)%
Percentage of total revenue	37.7%	37.4%
Sales and marketing expenses decreased by $1.4 million, or 2.0%, for the three months ended June 30, 2024 compared to the three months ended June 30, 2023 primarily due to decreases of $1.9 million in stock-based compensation expense, $0.6 million in paid media and other marketing services costs, and $0.6 million in channel commissions and amortization of deferred commissions. These decreases were partially offset by an increase of $1.7 million in personnel-related and consulting costs.
General and administrative

	Three Months Ended June 30,
(In thousands, except percentages)	2024	2023	Change
General and administrative	$23,091	$26,226	$(3,135)	(12.0)%
Percentage of total revenue	13.0%	14.3%
General and administrative expenses decreased by $3.1 million, or 12.0%, for the three months ended June 30, 2024 compared to the three months ended June 30, 2023 primarily due to decreases of $1.7 million in personnel-related and consulting costs, $1.0 million in regulatory and other legal costs, and $0.4 million in stock-based compensation expense.
Other expense, net

	Three Months Ended June 30,
(In thousands, except percentages)	2024	2023	Change
Other expense, net	$(8,240)	$(12,473)	$4,233	(33.9)%
Percentage of total revenue	(4.6)%	(6.8)%
We recognized $8.2 million of other expense, net during the three months ended June 30, 2024 compared to $12.5 million of other expense, net during the three months ended June 30, 2023 primarily due to a $2.0 million gain on the remeasurement of warrants issued in connection with the term loan, a $1.8 million loss from debt extinguishment from the 2024 convertible notes recorded in the prior year comparable period, and a $0.4 million increase in interest income earned on highly-liquid investments.
Provision for income taxes

	Three Months Ended June 30,
(In thousands, except percentages)	2024	2023	Change
Provision for income taxes	$676	$1,444	$(768)	(53.2)%
Percentage of total revenue	0.4%	0.8%
The provision for income taxes decreased by $0.8 million for the three months ended June 30, 2024 compared to the three months ended June 30, 2023 driven by a decrease in forecasted foreign tax expense of $0.6 million, a decrease in our ASC 740-10 contingent liability of $0.3 million offset by an increase in forecasted state tax expense of $0.1 million.

Liquidity and Capital Resources
We believe that our existing cash, cash equivalents and our anticipated cash flows from operations will be sufficient to meet our working capital, expenditure, and contractual obligation requirements for a minimum of the next 12 months and the foreseeable future. Although we believe we have adequate sources of liquidity for at least the next 12 months and for the foreseeable future, the success of our operations, the global economic outlook, and the pace of growth in our markets could impact our business and liquidity.
Cash, Cash Equivalents, and Investments
The following is a summary of our cash and cash equivalents and investments:

(In thousands)	June 30, 2024	March 31, 2024
Cash and cash equivalents	$130,764	$116,262
Restricted cash, current[1]	461	356
Short-term investments	—	1,048
Restricted cash, non-current[1]	—	105
Total	$131,225	$117,771
(1) Restricted cash supports letters of credit securing leases for office facilities and certain equipment for the same periods.
Our primary requirements for liquidity and capital are working capital needs due to delivery of our various products to customers, research and development, sales and marketing activities, principal and interest payments on our outstanding debt and other general corporate needs. Historically, these cash requirements have been met from cash provided by operating activities and our cash and cash equivalents balances. Our current capital deployment strategy for fiscal 2025 is to use excess cash on hand to support our continued growth initiatives into select markets and planned software development activities and pay down our debt. As of June 30, 2024, we are not party to any off-balance sheet arrangements that have had or are reasonably likely to have a current or future material effect on our financial condition, results of operations, liquidity, capital expenditures, or capital resources. Significant cash requirements for the fiscal year include our operating lease obligations, interest payments related to our debt obligations, and operating and capital purchase commitments. For information regarding our expected cash requirements and timing of payments related to leases and noncancellable purchase commitments, see Note 6, Leases, and Note 7, Commitments and Contingencies, respectively, to the consolidated financial statements in our Form 10-K. Additionally, see Note 8, Convertible Senior Notes and Term Loan, to the consolidated financial statements in our Form 10-K for more information related to our debt obligations and applicable covenants.
We are aware that our outstanding debt securities are currently trading at substantial discounts to their respective principal amounts. In order to reduce future cash interest payments, as well as future amounts due at maturity or upon redemption, we may, from time to time, seek to retire or purchase our outstanding debt through open-market purchases, privately negotiated transactions or otherwise. Any such transactions will be dependent upon several factors, including our liquidity requirements, contractual restrictions, prevailing market conditions, and other factors. Whether or not we engage in any such transactions will be determined at our discretion. The amounts involved may be material.
Cash Flows
The following is a summary of our cash flows provided by (used in) operating, investing and financing activities:

	Three Months Ended June 30,
(In thousands)	2024	2023
Net cash provided by operating activities	$18,148	$26,473
Net cash (used in) provided by investing activities	(3,130)	6,792
Net cash used in financing activities	(352)	(25,000)
Effect of exchange rate changes on cash	(164)	2,218
Net increase in cash and cash equivalents	$14,502	$10,483
Cash provided by operating activities decreased by $8.3 million to $18.1 million for the three months ended June 30, 2024, mainly due to a decrease in cash received from customers, partially offset by a decrease in cash paid to suppliers and employees along with a decrease in cash paid for sales commission costs. Cash used in investing activities decreased $9.9 million to $3.1 million for the three months ended June 30, 2024, mainly due to decreases in the purchases, sales, and maturities of investments. Cash used in financing activities decreased by $24.6 million to $0.4 million for the three months ended June 30, 2024, due to principal repayments of $25.0 million on the term loan in the prior year comparable period.

Debt Obligations
See Note 8, Convertible Senior Notes and Term Loan in the unaudited condensed consolidated financial statements included elsewhere in this Quarterly Report for information regarding our debt obligations.
Delayed Draw Term Loan
On July 11, 2024, we entered into a new term loan credit agreement with Wells Fargo Bank, National Association, as administrative agent, and the lenders thereto (the “2024 Credit Agreement”). The 2024 Credit Agreement establishes a delayed draw term loan facility in an aggregate principal amount of up to $200 million maturing on August 15, 2027.
Loans made under the 2024 Credit Agreement will bear interest at an annual rate equal to term Standard Overnight Financing Rate ("Term SOFR"), plus a margin of either 2.50%, 2.75% or 3.00% based on the consolidated total net leverage ratio of the Company and its subsidiaries. The initial margin will be 3.00% for the fiscal quarter ending September 30, 2024. Once fully drawn upon, the annual principal repayments of $22.5 million in fiscal year 2025, $37.5 million in fiscal year 2026, and $47.5 million in fiscal year 2027 are required, and the remaining $92.5 million principal is due before or upon maturity in fiscal 2028. These annualized repayments will be made in quarterly installments.
Delayed Draw Term Loan Drawdown and 2022 Term Loan Extinguishment
The funding of loans under the 2024 Credit Agreement occurred on August 5, 2024. The Company used the proceeds, plus $29 million from existing cash balances, to fund the prepayment of the entire $225 million principal outstanding plus accrued interest and fees under the Term Loan Credit Agreement, dated as of August 3, 2022, by and among the Company, Wilmington Savings Fund Society, FSB, as administrative agent, and certain affiliates of Francisco Partners as lenders (the “2022 Credit Agreement”) and terminated the 2022 Credit Agreement. The Company previously used the proceeds from the 2022 Credit Agreement to fund the cash portion of an exchange of the Company's approximately $403.8 million principal amount of 0.50% convertible senior notes due 2024 for cash plus approximately $201.9 million of 4.00% convertible senior notes due 2028, and the concurrent repurchase of approximately $60.0 million of the Company's common stock with the counterparties to such exchange. Loans made under the 2022 Credit Agreement bore interest at an annual rate equal to the Term SOFR, subject to a floor of 1.00% and a credit spread adjustment of 0.10%), plus a margin of 6.50%. See Note 14, Subsequent Events and Note 8, Convertible Senior Notes and Term Loan to our condensed consolidated financial statements for details.
Material Cash Requirements and Other Obligations
As of March 31, 2024, our material cash requirements and other obligations were $690.1 million. During the three months ended June 30, 2024, there have been no material changes to our material cash requirements outside of the normal course of our business. For information regarding our material cash requirements and other obligations, see Item 7, "Management's Discussion and Analysis", in our fiscal year 2024 Form 10-K.
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
Our consolidated financial statements are prepared in accordance with U.S. generally accepted accounting principles ("U.S. GAAP"). See Note 1, The Company and Significant Accounting Policies, in the notes to the unaudited condensed consolidated financial statements included in this Quarterly Report, which describes the significant accounting policies and methods used in the preparation of our consolidated financial statements. There have been no significant changes during the three months ended June 30, 2024 to our critical accounting policies and estimates previously disclosed in our Form 10-K.

ITEM 3. Quantitative and Qualitative Disclosures About Market Risk
There have been no material changes in our exposures to market risk since March 31, 2024. For details on the Company’s interest rate and foreign currency exchange risks, see Part I, Item 7A. “Quantitative and Qualitative Information About Market Risks” in our Form 10-K.
ITEM 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, as of June 30, 2024. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of June 30, 2024, our disclosure controls and procedures were effective at a reasonable assurance level.
Changes in Internal Control Over Financial Reporting
During the three months ended June 30, 2024, there was no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
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
We have a substantial amount of indebtedness. On August 11, 2022, we issued approximately $201.9 million aggregate principal amount of 4.00% convertible senior notes due February 1, 2028 (the “2028 Notes”), which bear interest at a rate of 4.00% per annum, payable semi-annually in arrears on February 1 and August 1 of each year, commencing on February 1, 2023, and will mature on February 1, 2028, unless earlier converted, redeemed or repurchased, pursuant to the indenture for the 2028 Notes. On August 5, 2024, we borrowed $200.0 million under a delayed draw term loan facility (the “2024 Term Loan”) under a Credit Agreement entered into on July 11, 2024 (the “2024 Credit Agreement”). The delayed draw term loan facility will mature on August 15, 2027 and initially bear interest at an annual rate equal to term Standard Overnight Financing Rate, plus a margin of either 2.50%, 2.75% or 3.00% based on our and our subsidiaries’ consolidated total net leverage ratio.
Our substantial indebtedness could have important consequences that could have a material adverse effect on our business, financial condition and results of operations, including the following:
•requiring us to comply with restrictive covenants in our senior secured debt facility, which limits the manner in which we conduct our business, and which obligations under the 2024 Credit Agreement are guaranteed by our wholly-owned subsidiaries. For example, our 2024 Credit Agreement contains a consolidated interest coverage ratio financial covenant, a maximum consolidated total net leverage ratio financial covenant and a maximum consolidated secured leverage ratio financial covenant and contains affirmative and negative covenants customary for transactions of this type, including limitations with respect to share repurchases, indebtedness, liens, investments, dividends, disposition of assets, change in business, and transactions with affiliates;
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
As of June 30, 2024, we currently have approximately $201.9 million aggregate principal amount of the 2028 Notes outstanding, and as of August 5, 2024, we currently have approximately $200.0 million aggregate principal amount of the 2024 Term Loan outstanding.
Our ability to make scheduled payments of the principal of, pay interest on, or refinance our indebtedness, including the amounts payable under the 2028 Notes and the 2024 Term Loan, depends on our future performance, which is subject to economic, financial, competitive, and other factors beyond our control, such as recent and potential future disruptions in access to bank deposits or lending commitments due to bank failure, as well as in the event of sustained deterioration in the liquidity, or failure, of our clearing, cash management and custodial financial institutions. The volatility of the global economy, changes in the credit market conditions, and fluctuations in interest rates could further complicate our ability to refinance our debt. Our business may not continue to generate cash flow from operations in the future sufficient to service our debt, including paying off the principal when due, and make necessary capital expenditures. Our notes are currently significantly out of the money, and our stock price would have to increase significantly for our notes to convert prior to maturity. If we are unable to generate such cash flow, we may be required to adopt one or more alternatives, such as selling assets, restructuring debt or obtaining additional equity capital on terms that may be onerous or highly dilutive. Our ability to refinance our indebtedness will depend on the capital markets and our financial condition at such time. We may also face heightened regulatory scrutiny or changes in financial regulation which could impact our refinancing options. We may not be able to engage in any of these activities or engage in these activities on desirable terms, which could result in a default on our debt obligations.
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
ITEM 6. Exhibits

		Incorporated by Reference
Exhibit Number	Exhibit Description	Company Form	Filing Date	Exhibit Number	Filed Herewith
3.1	Certificate of Amendment to the Restated Certificate of Incorporation of Registrant, dated July 12, 2022	8-K	7/13/2022	3.1
3.2	Amended and Restated By-Laws of 8x8, Inc.	8-K	7/28/2015	3.2
10.1	Term Loan Credit Agreement, dated as of July 11, 2024, by and among 8x8, Inc., Wells Fargo Bank, National Association, as administrative agent, and the lenders party thereto.	8-K	7/15/2024	10.1
31.1	Certification of Chief Executive Officer of the Registrant pursuant to Rule 13a-14				X
31.2	Certification of Chief Financial Officer of the Registrant pursuant to Rule 13a-14				X
32.1	Certification of Chief Executive Officer of the Registrant pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002				X
32.2	Certification of Chief Financial Officer of the Registrant pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002				X
101
The following materials from 8x8, Inc.'s Quarterly Report on Form 10-Q for the three months ended June 30, 2024, formatted in Inline XBRL: (i) Condensed Consolidated Balance Sheets as of June 30, 2024 and March 31, 2024, (ii) Condensed Consolidated Statements of Operations for the three months ended June 30, 2024 and 2023, (iii) Condensed Consolidated Statements of Comprehensive Loss for the three months ended June 30, 2024 and 2023, (iv) Condensed Consolidated Statements of Stockholders’ Equity as of June 30, 2024 and 2023, (v) Condensed Consolidated Statements of Cash Flows for the three months ended June 30, 2024 and 2023, and (vi) Notes to Consolidated Financial Statements, tagged as blocks of text and including detailed tags XBRL Instance Document
					X
* Indicates management contract or compensatory plan or arrangement.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant, 8x8, Inc., a Delaware corporation, has duly caused this Quarterly Report on Form 10-Q to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Campbell, State of California, on August 8, 2024.

8x8, Inc.

/s/ Suzy Seandel
Suzy Seandel
Chief Accounting Officer
(Principal Accounting Officer and Duly Authorized Officer)