Form 10-Q
period 2024-09-30
8X8 INC /DE/
filed 2024-11-06
CIK 1023731

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM	10-Q
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2024
or
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.    ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes    ☐    No    ☒
The number of shares of the Registrant's Common Stock outstanding as of October 31, 2024 was 130,660,747.

8X8, INC.
INDEX TO QUARTERLY REPORT ON FORM 10-Q
FOR THE QUARTER ENDED SEPTEMBER 30, 2024

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
•ongoing volatility and conflict in the political and economic environment, including the impact of Russia’s invasion of Ukraine and conflicts in the Middle East, and any related macroeconomic impacts;
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
Our fiscal year ends on March 31 of each calendar year. Each reference to a fiscal year in this Quarterly Report refers to the fiscal year ended March 31 of the calendar year indicated (for example, fiscal year 2025 refers to the fiscal year ended March 31, 2025). Unless the context requires otherwise, references to "we," "us," "our," "8x8," and the "Company" refer to 8x8, Inc. and its consolidated subsidiaries.

PART I. FINANCIAL INFORMATION
ITEM 1. Financial Statements
8X8, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited, in thousands, except share and per share amounts)

	September 30, 2024	March 31, 2024
ASSETS
Current assets:
Cash and cash equivalents	$117,405	$116,262
Restricted cash	462	356
Short-term investments	—	1,048
Accounts receivable, net	64,567	58,979
Deferred sales commission costs	34,107	35,933
Other current assets	29,810	35,258
Total current assets	246,351	247,836
Property and equipment, net	50,364	53,181
Operating lease, right-of-use assets	34,825	35,924
Intangible assets, net	76,519	86,717
Goodwill	269,229	266,574
Restricted cash, non-current	—	105
Deferred sales commission costs, non-current	48,711	52,859
Other assets, non-current	14,127	12,783
Total assets	$740,126	$755,979

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$51,261	$48,862
Accrued and other liabilities	68,783	78,102
Operating lease liabilities	11,707	11,295
Deferred revenue	37,696	34,325
Term loan, current	39,393	—
Total current liabilities	208,840	172,584
Operating lease liabilities, non-current	52,785	56,647
Deferred revenue, non-current	6,594	7,810
Convertible senior notes, non-current	198,300	197,796
Term loan	159,194	211,894
Other liabilities, non-current	4,601	7,290
Total liabilities	630,314	654,021
Commitments and contingencies (Note 7)
Stockholders' equity:
Preferred stock: $0.001 par value, 5,000,000 shares authorized, none issued and outstanding as of September 30, 2024 and March 31, 2024	—	—
Common stock: $0.001 par value, 300,000,000 shares authorized, 130,516,596 shares and 125,193,573 shares issued and outstanding as of September 30, 2024 and March 31, 2024, respectively	131	125
Additional paid-in capital	998,572	973,895
Accumulated other comprehensive loss	(3,549)	(11,553)
Accumulated deficit	(885,342)	(860,509)
Total stockholders' equity	109,812	101,958
Total liabilities and stockholders' equity	$740,126	$755,979
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

8X8, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(Unaudited, in thousands except per share amounts)

	Three Months Ended September 30,		Six Months Ended September 30,
	2024	2023	2024	2023
Service revenue	$175,075	$177,782	$347,876	$353,020
Other revenue	5,923	7,217	11,269	15,266
Total revenue	180,998	184,999	359,145	368,286
Cost of service revenue	50,251	49,144	99,747	95,420
Cost of other revenue	7,572	7,958	15,263	16,356
Total cost of revenue	57,823	57,102	115,010	111,776
Gross profit	123,175	127,897	244,135	256,510
Operating expenses:
Research and development	31,291	34,207	63,428	69,499
Sales and marketing	64,867	68,687	131,973	137,191
General and administrative	19,848	27,586	42,939	53,812
Total operating expenses	116,006	130,480	238,340	260,502
Income (loss) from operations	7,169	(2,583)	5,795	(3,992)
Interest expense	(7,905)	(10,061)	(17,861)	(20,139)
Other income (expense), net	(12,709)	4,803	(10,993)	2,407
Loss before provision (benefit) for income taxes	(13,445)	(7,841)	(23,059)	(21,724)
Provision (benefit) for income taxes	1,098	(389)	1,774	1,055
Net loss	$(14,543)	$(7,452)	$(24,833)	$(22,779)
Net loss per share:
Basic and diluted	$(0.11)	$(0.06)	$(0.19)	$(0.19)
Weighted average number of shares:
Basic and diluted	129,250	120,757	127,633	118,778
Comprehensive loss
Net loss	$(14,543)	$(7,452)	$(24,833)	$(22,779)
Unrealized gain (loss) on investments in securities	—	7	(5)	297
Foreign currency translation adjustment	8,363	(4,320)	8,009	(2,879)
Comprehensive loss	$(6,180)	$(11,765)	$(16,829)	$(25,361)
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

8X8, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(Unaudited, in thousands)

	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total
	Shares	Amount
Balance at March 31, 2024	125,194	$125	$973,895	$(11,553)	$(860,509)	$101,958
Issuance of common stock under stock plans, less withholding	2,769	3	(3)	—	—	—
Stock-based compensation expense	—	—	13,279	—	—	13,279
Unrealized investment loss	—	—	—	(5)	—	(5)
Foreign currency translation adjustment	—	—	—	(354)	—	(354)
Net loss	—	—	—	—	(10,290)	(10,290)
Balance at June 30, 2024	127,963	$128	$987,171	$(11,912)	$(870,799)	$104,588
Issuance of common stock under stock plans, less withholding	1,479	2	(2)	—	—	—
ESPP share issuance	1,075	1	1,682	—	—	1,683
Stock-based compensation expense	—	—	9,721	—	—	9,721
Foreign currency translation adjustment	—	—	—	8,363	—	8,363
Net loss	—	—	—	—	(14,543)	(14,543)
Balance at September 30, 2024	130,517	$131	$998,572	$(3,549)	$(885,342)	$109,812

	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total
	Shares	Amount
Balance at March 31, 2023	114,659	$115	$905,635	$(12,927)	$(792,917)	$99,906
Issuance of common stock under stock plans, less withholding	3,535	3	(3)	—	—	—
Stock-based compensation expense	—	—	18,559	—	—	18,559
Issuance of common stock under stock plans, less withholding, related to Fuze Acquisition	1,038	1	(1)	—	—	—
Unrealized investment gain	—	—	—	290	—	290
Foreign currency translation adjustment	—	—	—	1,441	—	1,441
Net loss	—	—	—	—	(15,327)	(15,327)
Balance at June 30, 2023	119,232	$119	$924,190	$(11,196)	$(808,244)	$104,869
Issuance of common stock under stock plans, less withholding	1,784	2	(2)	—	—	—
ESPP share issuance	843	1	2,365			2,366
Stock-based compensation expense	—	—	14,940	—	—	14,940
Unrealized investment gain	—	—	—	7	—	7
Foreign currency translation adjustment	—	—	—	(4,320)	—	(4,320)
Net loss	—	—	—	—	(7,452)	(7,452)
Balance at September 30, 2023	121,859	$122	$941,493	$(15,509)	$(815,696)	$110,410
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

8X8, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited, in thousands)

	Six Months Ended September 30,
	2024	2023
Cash flows from operating activities:
Net loss	$(24,833)	$(22,779)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation	3,756	4,090
Amortization of intangible assets	10,198	10,198
Amortization of capitalized internal-use software costs	7,022	10,061
Amortization of debt discount and issuance costs	1,718	2,240
Amortization of deferred sales commission costs	19,697	20,099
Allowance for credit losses	1,269	993
Operating lease expense, net of accretion	6,038	5,109
Stock-based compensation expense	22,177	32,717
Loss on debt extinguishment	11,996	1,766
Gain on remeasurement of warrants	(2,010)	(2,531)
Other	(3,626)	52
Changes in assets and liabilities:
Accounts receivable, net	(5,314)	299
Deferred sales commission costs	(12,447)	(12,068)
Other current and non-current assets	850	(1,306)
Accounts payable and accruals	(8,886)	(2,934)
Deferred revenue	2,860	(2,070)
Net cash provided by operating activities	30,465	43,936

Cash flows from investing activities:
Purchases of property and equipment	(1,589)	(1,558)
Capitalized internal-use software costs	(5,892)	(7,442)
Purchase of investments	—	(6,174)
Purchase of cost investment	(771)	—
Maturities of investments	1,048	27,909
Net cash (used in) provided by investing activities	(7,204)	12,735

Cash flows from financing activities:
Proceeds from issuance of common stock under employee stock plans	1,682	2,365
Payments for debt issuance costs	(1,114)	—
Repayment of principal on term loan	(225,000)	(25,000)
Gross proceeds from term loan	200,000	—
Other financing activities	(704)	—
Net cash used in financing activities	(25,136)	(22,635)
Effect of exchange rate changes on cash	3,019	(1,752)
Net increase in cash and cash equivalents	1,144	32,284
Cash, cash equivalents and restricted cash, beginning of year	116,723	112,729
Cash, cash equivalents and restricted cash, end of period	$117,867	$145,013
Supplemental and non-cash disclosures:

	Six Months Ended September 30,
	2024	2023
Interest paid	$16,324	$17,799
Income taxes paid	$2,386	$3,118
Payables and accruals for property and equipment	$3,207	$—
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
BASIS OF PRESENTATION AND CONSOLIDATION
The accompanying condensed consolidated financial statements are unaudited and have been prepared in accordance with U.S. generally accepted accounting principles ("U.S. GAAP") and regulations of the Securities and Exchange Commission ("SEC") regarding interim financial reporting. Accordingly, certain information and disclosures normally included in the Company's annual consolidated financial statements prepared in accordance with U.S. GAAP have been condensed or omitted. These condensed consolidated financial statements should be read in conjunction with the Company's audited consolidated financial statements as of and for the fiscal year ended March 31, 2024 and notes thereto included in the Form 10-K. There were no material changes during the three and six months ended September 30, 2024 to the Company's significant accounting policies as described in the Form 10-K.
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
CHANGE IN REPORTING PRESENTATION
Historically, cost of revenue and cost of other revenue have been presented within operating expenses. During the fourth quarter of fiscal year 2024, the Company made voluntary changes in accounting presentation and reclassified prior period amounts to conform to current year presentation to separately state cost of revenue, cost of other revenue and recognize gross profit on the Company's condensed consolidated statement of operations.
Historically, interest expense has been presented within other income (expense), net. During the second quarter of fiscal year 2025, the Company made voluntary changes in accounting presentation and reclassified prior period amounts to conform to current year presentation to separately state interest expense on the Company's condensed consolidated statement of operations.
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
In November 2024, the FASB issued ASU 2024-03, Disaggregation of Income Statement Expenses (Topic 220): Income Statement - Reporting Comprehensive Income - Expense Disaggregation Disclosures, which requires companies to disclose additional information about specific expense categories in the notes to financial statements. The update will be effective for annual periods beginning after December 15, 2026, and interim reporting periods beginning after December 15, 2027. The Company is currently evaluating the impact that this guidance will have on the presentation of its condensed consolidated financial statements and accompanying notes.
There have been no other recent accounting pronouncements, changes in accounting pronouncements or recently adopted accounting guidance during the six months ended September 30, 2024 that are of significance or potential significance to us.
2. REVENUE RECOGNITION
Disaggregation of Revenue
The Company disaggregates its revenue by geographic region. See Note 12, Geographical Information.
Contract Balances
The following table provides amounts of contract assets and deferred revenue from contracts with customers (in thousands):

	September 30, 2024	March 31, 2024
Contract assets, current (component of Other current assets)	$8,103	$9,453
Contract assets, non-current (component of Other assets)	7,906	7,879
Deferred revenue, current	37,696	34,325
Deferred revenue, non-current	6,594	7,810
Contract assets are recorded for contract consideration not yet invoiced but for which the performance obligations are completed. Contract assets, net of allowances for credit losses, are included in other current assets or other assets in the Company's consolidated balance sheets, depending on if their reduction will be recognized during the succeeding twelve-month period or beyond. The allowance applied to our contract assets as of March 31, 2024 and 2023 and the activity in this account, including the current-period provision for expected credit losses for the six months ended September 30, 2024 and 2023, were not material. Contract assets are transferred to accounts receivable when the right to invoice becomes unconditional.
During the six months ended September 30, 2024 and 2023, the Company recognized revenues of approximately $27.1 million and $28.6 million that were included in deferred revenue at the beginning of the fiscal year, respectively.
Remaining Performance Obligations
The Company's subscription terms typically range from one to five years. Contract revenue from the remaining performance obligations that had not yet been recognized as of September 30, 2024 was approximately $800.0 million. This amount excludes contracts with an original expected length of less than one year. The Company expects to recognize revenue on approximately 87% of the remaining performance obligations over the next 24 months and approximately 13% over the remainder of the subscription period.
Deferred Sales Commission Costs
Amortization of deferred sales commission costs for the three months ended September 30, 2024 and 2023 was approximately $9.9 million and $10.1 million, respectively, and $19.7 million and $20.1 million during the six months ended September 30, 2024 and 2023, respectively.

3. FAIR VALUE MEASUREMENTS
Cash, cash equivalents, and available-for-sale investments were as follows (in thousands):

As of September 30, 2024	Amortized Costs	Gross Unrealized Gain	Gross Unrealized Loss	Estimated Fair Value	Cash and Cash Equivalents	Restricted Cash (Current)	Short-Term Investments
Cash	$89,771	$—	$—	$89,771	$89,771	$—	$—
Level 1:
Money market funds	28,096	—	—	28,096	27,634	462	—
Total assets	$117,867	$—	$—	$117,867	$117,405	$462	$—

As of March 31, 2024	Amortized Costs	Gross Unrealized Gain	Gross Unrealized Loss	Estimated Fair Value	Cash and Cash Equivalents	Restricted Cash (Current & Non-current)	Short-Term Investments
Cash	$53,943	$—	$—	$53,943	$53,943	$—	$—
Level 1:
Money market funds	37,633	—	—	37,633	37,172	461	—
Subtotal	91,576	—	—	91,576	91,115	461	—
Level 2:
Term deposit	25,147	—	—	25,147	25,147	—	—
Commercial paper	1,049	—	(1)	1,048	—	—	1,048
Subtotal	26,196	—	(1)	26,195	25,147	—	1,048
Total assets	$117,772	$—	$(1)	$117,771	$116,262	$461	$1,048
As of September 30, 2023, cash, cash equivalents and restricted cash of $145.0 million included $144.0 million, $0.5 million, and $0.5 million of cash and cash equivalents, restricted cash and non-current restricted cash, respectively.
To support its current operations, the Company considers all highly liquid investments with an original maturity of three months or less to be cash equivalents. The restricted cash component of the money market funds is comprised of letters of credit securing leases for certain office facilities.
The Company uses the Black-Scholes option-pricing valuation model to value its detachable warrants from inception and at each reporting period. During the three months ended September 30, 2024, the Company used historical volatility to determine the fair value of the warrants liability due to the low trading volume and moneyness assessment as of September 30, 2024. Changes in the fair values of the detachable warrants liability are recorded as loss on warrants remeasurement within Other (expense) income, net in the condensed consolidated statements of operations.
The following table presents additional information about valuation techniques and inputs used for the detachable warrants (see Note 8, Convertible Senior Notes and Term Loan) that are measured at fair value and categorized within Level 3 as of September 30, 2024 and March 31, 2024 (dollars in thousands):

	September 30, 2024	March 31, 2024
Estimated fair value of detachable warrants	$1,311	$3,321
Unobservable inputs:
Stock volatility	76.3%	87.2%
Risk-free rate	3.6%	4.3%
Expected term	2.9 years	3.4 years
As of September 30, 2024 and March 31, 2024, the estimated fair value of the Company’s convertible senior notes due in 2028 was $147.4 million and $161.7 million, respectively (see Note 8, Convertible Senior Notes and Term Loan). The fair value of the convertible senior notes was determined based on the closing price of each of the securities on the last trading day of the reporting period, and each is Level 2 in the fair value hierarchy due to limited trading activity of the debt instruments. As of September 30, 2024 and March 31, 2024, the carrying value of the Company’s 2024 Term Loan approximates its estimated fair value.

4. FINANCIAL STATEMENT COMPONENTS
Accounts receivable, net consisted of the following (in thousands):

	September 30, 2024	March 31, 2024
Trade accounts receivable	$65,672	$59,757
Unbilled trade accounts receivable	3,397	4,470
Less: allowance for credit losses	(2,227)	(2,746)
Less: allowance for sales reserves	(2,275)	(2,502)
Total accounts receivable, net	$64,567	$58,979
Allowance for credit losses and sales reserves consisted of the following (in thousands):

	Six Months Ended September 30, 2024		Year Ended March 31, 2024
	Credit Losses	Sales Reserves	Credit Losses	Sales Reserves
Beginning balance	$(2,746)	$(2,502)	$(3,644)	$(3,218)
Reserve	(438)	(1,457)	(1,969)	(3,581)
Write-offs	957	1,684	2,867	4,297
Ending balance	$(2,227)	$(2,275)	$(2,746)	$(2,502)
Other current assets consisted of the following (in thousands):

	September 30, 2024	March 31, 2024
Prepaid expense	$16,810	$18,172
Contract assets, current	8,103	9,453
Other current assets	4,897	7,633
Total other current assets	$29,810	$35,258
Accrued and other liabilities consisted of the following (in thousands):

	September 30, 2024	March 31, 2024
Accrued compensation	$18,031	$19,550
Accrued taxes	30,849	44,096
Other accrued liabilities	19,903	14,456
Total accrued and other liabilities	$68,783	$78,102
Other income (expense), net consisted of the following (in thousands):

	Three Months Ended September 30,		Six Months Ended September 30,
	2024	2023	2024	2023
Loss on debt extinguishment	$(11,996)	$—	$(11,996)	$(1,766)
Gain on warrants remeasurement	263	2,781	2,010	2,531
Interest income	936	603	1,977	1,238
Other income (expense)	(1,912)	1,419	(2,984)	404
Other income (expense), net	$(12,709)	$4,803	$(10,993)	$2,407

5. INTANGIBLE ASSETS AND GOODWILL
The carrying value of intangible assets consisted of the following (in thousands):

	September 30, 2024			March 31, 2024
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Developed technology	$46,481	$(41,084)	$5,397	$46,454	$(36,823)	$9,631
Customer relationships	105,839	(34,717)	71,122	105,827	(28,741)	77,086
Trade names and domains	587	(587)	—	584	(584)	—
Total acquired identifiable intangible assets	$152,907	$(76,388)	$76,519	$152,865	$(66,148)	$86,717
As of September 30, 2024, the weighted average remaining useful lives for developed technology and customer relationships were 1.2 years and 6.2 years, respectively. The annual amortization of the Company's intangible assets, based upon existing intangible assets and current useful lives, is estimated to be as follows (in thousands):

Remainder of fiscal year 2025	$8,898
2026	13,895
2027	11,757
2028	11,044
2029 and thereafter	30,925
Total	$76,519
The following table provides a summary of the changes in the carrying amounts of goodwill (in thousands):

Balance as of March 31, 2024	$266,574
Foreign currency translation	2,655
Balance as of September 30, 2024	$269,229
6. LEASES
The components of lease expense were as follows (in thousands):

	Three Months Ended September 30,		Six Months Ended September 30,
	2024	2023	2024	2023
Operating lease expense	$2,873	$2,602	$6,038	$5,109
Variable lease expense	$967	$1,018	$2,048	$2,099
The supplemental cash flow information related to leases was as follows (in thousands):

	Three Months Ended September 30,		Six Months Ended September 30,
	2024	2023	2024	2023
Cash outflows from operating leases	$3,653	$3,639	$7,395	$7,279
Right-of-use assets obtained in exchange for operating lease obligations	$—	$2,311	$1,954	$2,311
Short-term lease expense was immaterial during the six months ended September 30, 2024 and 2023.
The following table presents supplemental lease information:

	September 30, 2024	March 31, 2024
Weighted average remaining lease term	5.7 years	6.2 years
Weighted average discount rate	4.5%	4.3%

The following table presents maturity of lease liabilities under the Company's non-cancellable operating leases as of September 30, 2024 (in thousands):

Remainder of fiscal year 2025	$7,254
2026	13,752
2027	12,166
2028	10,666
2029	10,488
Thereafter	18,434
Total lease payments	72,760
Less: imputed interest	(8,268)
Present value of lease liabilities	$64,492
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
Operating Leases
The Company's lease obligations consist of the Company's principal facility and various leased facilities under operating lease agreements. During the six months ended September 30, 2024, a material international operating lease commenced related to an international office building. See Note 6, Leases, in the Company's Annual Report on Form 10-K for more information on the Company's leases and the future minimum lease payments.
Purchase Obligations
The Company's purchase obligations include contracts with third-party customer support vendors and third-party network service providers. These contracts include minimum monthly commitments and the requirements to maintain the service level for several months.
During the three months ended September 30, 2024, the Company entered into a $24.1 million noncancelable three-year hosting service contract. Under this agreement, $7.1 million remains due during fiscal year 2025, $8.5 million will be due during fiscal year 2026, $6.0 million will be due during fiscal year 2027 and $2.5 million will be due during fiscal year 2028.
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
The Company believes it has recorded adequate provisions for any such lawsuits and claims and proceedings as of September 30, 2024. The Company believes that damage amounts claimed in these matters are not meaningful indicators of potential liability. Some of the matters pending against the Company involve potential compensatory, punitive, or treble damage claims or sanctions, that, if granted, could require the Company to pay damages or make other expenditures in amounts that could have a material adverse effect on its consolidated financial statements. Given the inherent uncertainties of litigation, the ultimate outcome of the ongoing matters described herein cannot be predicted, and the Company believes it has valid defenses with respect to the legal matters pending against it. Nevertheless, the consolidated financial statements could be materially adversely affected in a particular period by the resolution of one or more of these contingencies.

State and Local Taxes and Surcharges
From time to time, the Company has received inquiries from a number of state and local taxing agencies with respect to the remittance of sales, use, telecommunications, excise, and income taxes. Several jurisdictions currently are conducting tax audits of the Company's records. The Company collects or has accrued amounts for taxes that it believes are required to be remitted. The amounts that have been remitted have historically been within the accruals established by the Company. The Company adjusts its accrual when facts relating to specific exposures warrant such adjustment. The Company periodically reviews the taxability of its services and determined that certain services may be subject to sales, use, telecommunications or other similar indirect taxes in certain jurisdictions. A similar review was performed on the taxability of services provided by Fuze, Inc., and it was determined that certain services may be subject to sales, use, telecommunications or other similar indirect taxes in certain jurisdictions. Accordingly, the Company recorded contingent indirect tax liabilities. As of March 31, 2024, the Company had accrued contingent indirect tax liabilities of $19.2 million, which included $5.6 million related to the Fuze Universal Service Fund (“USF”) matter discussed below which had been subsequently paid. As of September 30, 2024, the Company has accrued contingent indirect tax liabilities of $11.1 million.
FCC Investigation of 8x8, Inc. and Fuze, Inc.
On November 17, 2023, the Company received a letter of inquiry from the Enforcement Bureau of the Federal Communications Commission (the “FCC”) requesting certain information and supporting documents related to an investigation of potential violations by 8x8 and Fuze, Inc. in connection with certain prior period regulatory filings and payments. The Company has cooperated with the FCC in this matter and responded to the letter of inquiry. The Company subsequently received communications from the Universal Service Administrative Company (“USAC”), rejecting Fuze, Inc.'s previously filed 499-A returns for calendar years 2021 and 2022 and informing the Company that USAC would apply the safe harbor to Fuze revenues for those years for assessing Universal Service Fund ("USF") payments. The Company has since refiled the 499-A returns for calendar years 2021 and 2022 for Fuze, Inc., which have been subsequently accepted by USAC. On November 1, 2024, the Company entered into a Consent Decree with the FCC and considers this matter to be closed. See Note 14, “Subsequent Events".

8. CONVERTIBLE SENIOR NOTES AND TERM LOAN
Components of convertible senior notes and term loans were as follows as of September 30, 2024 and March 31, 2024, respectively (in thousands):

	September 30, 2024				March 31, 2024
	2024 Term Loan	2022 Term Loan	2028 Notes	Total	2022 Term Loan	2028 Notes	Total
Principal	$200,000	$—	$201,914	$401,914	$225,000	$201,914	$426,914
Unamortized debt discount and issuance costs	(1,413)	—	(3,614)	(5,027)	(13,106)	(4,118)	(17,224)
Net carrying amount	$198,587	$—	$198,300	$396,887	$211,894	$197,796	$409,690
Current portion of long-term debt	$39,393	$—	$—	$39,393	$—	$—	$—
Non-current portion of long-term debt	$159,194	$—	$198,300	$357,494	$211,894	$197,796	$409,690
Components of interest expense were as follows as of the three months ended September 30, 2024 and 2023, respectively (in thousands):

	Three Months Ended September 30, 2024					Three Months Ended September 30, 2023
	2024 Term Loan	2022 Term Loan	2028 Notes	2024 Notes	Total	2022 Term Loan	2028 Notes	2024 Notes	Total
Contractual interest expense	$2,619	$2,611	$2,019	$—	$7,249	$6,592	$2,036	$80	$8,708
Amortization of debt discount and issuance costs	104	286	266	—	656	768	255	109	1,132
Total interest expense	$2,723	$2,897	$2,285	$—	$7,905	$7,360	$2,291	$189	$9,840
Components of interest expense were as follows as of the six months ended September 30, 2024 and 2023, respectively (in thousands):

	Six Months Ended September 30, 2024					Six Months Ended September 30, 2023
	2024 Term Loan	2022 Term Loan	2028 Notes	2024 Notes	Total	2022 Term Loan	2028 Notes	2024 Notes	Total
Contractual interest expense	$2,619	$9,466	$4,058	$—	$16,143	$13,471	$4,050	$159	$17,680
Amortization of debt discount and issuance costs	104	1,110	504	—	1,718	1,542	482	216	2,240
Total interest expense	$2,723	$10,576	$4,562	$—	$17,861	$15,013	$4,532	$375	$19,920
The 2024 Term Loan (as defined below) is the Company’s senior secured obligation and ranks senior in right of payment to any of the Company’s indebtedness. The 2028 Notes are the Company’s senior unsecured obligation and rank junior in right of payment to any of the Company’s indebtedness in right of payment to the 2024 Term Loan.
2024 Delayed Draw Term Loan
On July 11, 2024, the Company entered into a new term loan credit agreement with Wells Fargo Bank, National Association, as administrative agent, and the lenders thereto (the “2024 Credit Agreement”). The 2024 Credit Agreement establishes a delayed draw term loan facility in an aggregate principal amount of up to $200.0 million maturing on August 15, 2027.
On August 5, 2024, the Company drew upon the entire facility of $200.0 million under the delayed draw term loan facility (the "2024 Term Loan") and used the proceeds of the 2024 Term Loan and cash on hand of approximately $29.0 million to repay in full the $225.0 million of outstanding principal amount and accrued interest of the 2022 Term Loan (defined below) and the fees incurred in connection with the repayment (the "Repayment"). For additional information, refer to the "2022 Term Loan and Warrants" section below.

The 2024 Term Loan bears interest at an annual rate equal to Term SOFR, plus a margin of either 2.50%, 2.75% or 3.00% based on the consolidated total net leverage ratio of the Company and its subsidiaries. The initial margin will be 3.00% for the fiscal quarter ending September 30, 2024. The Company has the option to pay interest monthly, quarterly, or semi-annually. During the three months ended September 30, 2024, the Company elected monthly interest payment terms resulting in contractual interest expense of $2.6 million. The scheduled principal repayments of $22.5 million in fiscal year 2025 ($7.5 million on October 31, 2024, December 31, 2024 and March 31, 2025, respectively), $37.5 million in fiscal year 2026 ($7.5 million on June 30, 2025 and $10.0 million on September 30, 2025, December 31, 2025 and March 31, 2026, respectively), and $47.5 million in fiscal year 2027 ($10.0 million on June 30, 2026 and $12.5 million on September 30, 2026 and each quarter thereafter through maturity) are required, and the remaining $92.5 million principal is due before or upon maturity in fiscal year 2028. These annualized repayments will be made in quarterly installments. As of September 30, 2024, the debt issuance costs are amortized to interest expense over the term of the 2024 Term Loan at an effective interest rate of 8.76%.
The obligations under the 2024 Credit Agreement are guaranteed by the Company’s wholly-owned subsidiaries, subject to certain customary exceptions, and secured by a perfected security interest in substantially all of the Company’s tangible and intangible assets, as well as substantially all of the tangible and intangible assets of the guarantors.
Mandatory prepayments of the 2024 Term Loan are required to be made upon the occurrence of certain events, including, without limitation, (i) sales of certain assets, (ii) receipt of certain casualty and condemnation awards proceeds, and (iii) the incurrence of non-permitted indebtedness, subject to certain thresholds and reinvestment rights. Voluntary prepayments are permitted at any time without premium or penalty, subject to certain customary break funding payments.
The 2024 Credit Agreement contains a consolidated interest coverage ratio financial covenant, a maximum consolidated total net leverage ratio financial covenant and a maximum consolidated secured leverage ratio financial covenant, and contains affirmative and negative covenants customary for transactions of this type, including limitations with respect to share repurchases, indebtedness, liens, investments, dividends, disposition of assets, change in business, and transactions with affiliates. As of September 30, 2024, the Company was in compliance with all covenants set forth in the 2024 Credit Agreement.
2022 Term Loan and Warrants
As of March 31, 2024, the Company had $225.0 million of principal amount outstanding in a senior secured term loan facility (the “2022 Term Loan”) under a term loan credit agreement (the “2022 Credit Agreement”) entered into on August 3, 2022 with Wilmington Savings Fund Society, FSB, as administrative agent, and certain affiliates of Francisco Partners (“FP”). The 2022 Term Loan matured on August 3, 2027 and bore interest at an annual rate equal to the term Standard Overnight Financing Rate ("Term SOFR") (subject to a floor of 1.00% and a credit spread adjustment of 0.10%), plus a margin of 6.50%. Prior to the Repayment, the debt discount and debt issuance costs were amortized to interest expense over the term of the 2022 Term Loan at an effective interest rate of 11.9%.
Mandatory prepayments of the 2022 Term Loan were required to be made upon the occurrence of certain events, including, without limitation, (i) sales of certain assets, (ii) receipt of certain casualty and condemnation awards proceeds, and (iii) the incurrence of non-permitted indebtedness, subject to certain thresholds and reinvestment rights. Voluntary prepayments were permitted at any time, subject to certain prepayment premiums. On May 9, 2023, the Company voluntarily prepaid without penalty, $25.0 million of principal amount outstanding and $0.2 million of accrued interest on the 2022 Term Loan. The prepayment penalty of 2% on additional early prepayment of principal expired on August 3, 2024. This payment had no impact on the Company's compliance with the 2022 Term Loan covenants. Prior to the Repayment, the Company was in compliance with all covenants set forth in the 2022 Credit Agreement.
The obligations under the 2022 Credit Agreement were guaranteed by the Company’s wholly-owned subsidiaries, subject to certain customary exceptions, and secured by a perfected security interest in substantially all of the Company’s tangible and intangible assets, as well as substantially all of the tangible and intangible assets of the guarantors.
In connection with the 2022 Credit Agreement, the Company issued detachable warrants (the “Warrants”) to affiliates of FP to purchase an aggregate of 3.1 million shares of the Company’s common stock with a five-year term and an exercise price of $7.15 per share (subject to adjustment) that represents a 27.5% premium over the closing price per share of the Company’s common stock on August 3, 2022. The Warrants are classified as liabilities measured at fair value during each reporting period as the Warrants contain certain terms that could result in cash settlement as a result of events outside of the Company’s control. As of September 30, 2024 and March 31, 2024, the fair value of the Warrants was $1.3 million and $3.3 million, respectively, and was recorded within other liabilities, non-current on the condensed consolidated balance sheets. The subsequent changes in fair value were recorded through Other income (expense), net on the Company’s consolidated statement of operations. See Note 3, Fair Value Measurements, for further details.
On August 5, 2024, the Company repaid in full the outstanding principal amount and accrued interest of the 2022 Term Loan using the proceeds of the 2024 Term Loan and cash on hand. The Repayment was accounted for as a debt extinguishment. The carrying value of the 2022 Term Loan, including the unamortized debt discount and issuance costs, was derecognized. The difference of $12.0 million between the cash consideration paid to extinguish the 2022 Term Loan and the carrying value of the 2022 Term Loan was recognized as a loss on debt extinguishment included in the loss on debt extinguishment line item recorded in other expense in the condensed consolidated statement of operations. The Warrants continue to be outstanding, with no changes in terms in connection with the Repayment or issuance of the 2024 Term Loan.

2028 Notes
As of September 30, 2024 and March 31, 2024, the Company had $201.9 million aggregate principal amount of 4.00% convertible senior notes due 2028 (the “2028 Notes”), with debt issuance costs of approximately $5.6 million, of which 50% was paid in the form of shares of the Company's common stock.
The 2028 Notes are senior obligations of the Company that accrue interest, payable semi-annually in arrears on February 1 and August 1 of each year. The 2028 Notes will mature on February 1, 2028, unless earlier converted, redeemed or repurchased. As of September 30, 2024, the Company was in compliance with all covenants set forth in the indenture governing the 2028 Notes.
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
The maximum number of shares reserved for the grant of awards under the 2022 Plan will be equal to the sum of: (i) 22.0 million shares (which is the sum of the 14.0 million new shares approved by shareholders on August 15, 2024 plus the 8.0 million shares available for grant under the 2022 Plan when it was initially adopted by shareholders on July 12, 2022) plus (ii) the number of shares subject to stock options granted under the 8x8 Inc. Amended and Restated 2012 Equity Incentive Plan (the “Prior Plan”) that were outstanding as of 12:01 a.m. Pacific Time on June 22, 2022 (the “Prior Plan Expiration Time”), but only to the extent such stock options expire, terminate, are cancelled without having been exercised in full or are settled in cash after the Prior Plan Expiration Time without the delivery of shares, plus (iii) the number of shares subject to restricted stock, RSUs and performance units granted under the Prior Plan that were outstanding as of the Prior Plan Expiration Time, but only to the extent such awards are forfeited by the holder, are reacquired by the Company at less than their then market value as a means of effecting a forfeiture, or are settled in cash after the Prior Plan Expiration Time without the delivery of shares (with the number of shares that recycle based on the Applicable Ratio, which is defined in the 2022 Plan), in each case, subject to adjustment upon certain changes in the Company’s capitalization. The 2022 Plan provides for the granting of incentive stock options to employees and non-statutory stock options to employees, directors or consultants, and granting of stock appreciation rights, restricted stock, restricted stock units and performance units, qualified performance-based awards, and stock grants. The stock option price of incentive stock options granted cannot be less than the fair market value on the effective date of the grant. Options, restricted stock, and restricted stock units generally vest over three or four years and expire ten years after the grant. As of September 30, 2024, 9.8 million shares remained available for future grants under the 2022 Plan.
Stock-Based Compensation
The following table presents stock-based compensation expense (in thousands):

	Three Months Ended September 30,		Six Months Ended September 30,
	2024	2023	2024	2023
Cost of service revenue	$824	$1,137	$1,948	$2,823
Cost of other revenue	291	459	692	854
Research and development	3,494	5,415	8,317	13,048
Sales and marketing	2,153	3,917	5,101	8,566
General and administrative	2,613	3,592	6,119	7,426
Total	$9,375	$14,520	$22,177	$32,717

Restricted Stock Units
The following table presents the RSU activity (shares in thousands):

	Number of Shares	Weighted Average Grant Date Fair Value	Weighted Average Remaining Contractual Term (in Years)
Balance as of March 31, 2024	10,325	$5.36	1.75
Granted	6,573	1.96
Vested and released	(4,248)	6.05
Forfeited	(472)	5.07
Balance as of September 30, 2024	12,178	$3.30	1.15
As of September 30, 2024, there was $32.0 million of total unrecognized compensation cost related to RSUs, which is expected to be recognized over a weighted average of 1.99 years.
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
The following table presents the PSU activity (shares in thousands):

	Number of Shares	Weighted Average Grant Date Fair Value	Weighted Average Remaining Contractual Term (in Years)
Balance as of March 31, 2024	2,531	$4.38	1.16
Granted	1,750	1.88
Forfeited	(274)	10.32
Balance as of September 30, 2024	4,007	$2.89	1.24
Total unrecognized compensation cost related to PSUs was $5.0 million as of September 30, 2024, which is expected to be recognized over a weighted average of 1.24 years.
Employee Stock Purchase Plan ("ESPP")
As of September 30, 2024, there was approximately $2.2 million of unrecognized compensation cost related to employee stock purchases. This cost is expected to be recognized over a weighted average period of 0.8 years. As of September 30, 2024, a total of 1.6 million shares were available for issuance under the ESPP.
10. INCOME TAXES
The Company's effective tax rate was (8.2)% and 5.0% for the three months ended September 30, 2024 and 2023, respectively, and (7.7)% and (4.9)% for the six months ended September 30, 2024 and 2023, respectively. The difference in the effective tax rate and the U.S. federal statutory rate was primarily due to the full valuation allowance the Company maintains against its deferred tax assets after adjusting for the impact of certain provisions enacted under the Tax Cuts and Jobs Act, current tax liabilities of profitable foreign subsidiaries subject to different local income tax rates, and state taxes in the United States. The effective tax rate is calculated by dividing the provision for income taxes by the loss before provision for income taxes.
11. NET LOSS PER SHARE
The following is a reconciliation of the weighted average number of common shares outstanding used in calculating basic and diluted net loss per share (in thousands, except per share data):

	Three Months Ended September 30,		Six Months Ended September 30,
	2024	2023	2024	2023
Net loss	$(14,543)	$(7,452)	$(24,833)	$(22,779)
Weighted average common shares outstanding - basic and diluted	129,250	120,757	127,633	118,778
Net loss per share - basic and diluted	$(0.11)	$(0.06)	$(0.19)	$(0.19)

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

	Three Months Ended September 30,		Six Months Ended September 30,
	2024	2023	2024	2023
Stock options	358	601	358	625
Restricted stock units and Performance stock units	6,414	10,855	7,309	9,878
Potential shares attributable to the ESPP	3,408	1,129	3,589	626
Total anti-dilutive shares	10,180	12,585	11,256	11,129
12. GEOGRAPHICAL INFORMATION
The following tables set forth the geographic information for each period (in thousands):

	Three Months Ended September 30,		Six Months Ended September 30,
	2024	2023	2024	2023
United States	$121,459	$131,124	$244,317	$261,506
United Kingdom	32,428	31,487	61,634	61,327
Other International	27,111	22,388	53,194	45,453
Total revenue	$180,998	$184,999	$359,145	$368,286

	September 30, 2024	March 31, 2024
United States	$47,734	$49,992
International	2,630	3,189
Total property and equipment, net	$50,364	$53,181
13. RELATED PARTY TRANSACTIONS
The Company has been doing business with an outside sales and marketing vendor since December 2017, which became a related party in July 2022 when a member of the Company's board of directors joined the vendor's board of directors. The Company has a two-year contract with this vendor valued at $1.4 million and paid $0.4 million during the six months ended September 30, 2024.
14. SUBSEQUENT EVENTS
2024 Delayed Draw Term Loan
Under the terms of the 2024 Credit Agreement, the Company has the right to prepay the 2024 Term Loan at any time without any premium or penalty. On October 7, 2024, the Company paid $15.0 million of quarterly principal payments due October 31, 2024 and December 31, 2024, under the 2024 Term Loan. On November 1, 2024, the Company prepaid $18.0 million of additional principal payments. These short-term principal debt payments are accounted for as partial debt extinguishment transactions. As a result, the recognition of any associated unamortized debt discount and issuance costs of the 2024 Term Loan will be recognized within other expense, net, in the consolidated statement of operations for the three and nine months ended December 31, 2024. The remaining principal amount of the 2024 Term Loan after the payments is $167.0 million.
FCC Investigation of 8x8, Inc. and Fuze, Inc.
With respect to the FCC Investigation of the Company and Fuze, Inc. discussed in Note 7, Commitments and Contingencies, a Consent Decree was entered into with the FCC on November 1, 2024 under which the Company has agreed to implement a compliance plan, submit compliance reports to the FCC in certain intervals over the next three years and pay a civil penalty of $0.3 million, to be remitted to the FCC within thirty days. Subject to such requirements and other conditions enumerated under the Consent Decree, this concludes the FCC’s Investigation of the Company and Fuze, Inc. and the Company considers the matter to be closed.

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
Our customers range from small businesses to large enterprises across all vertical markets, with users in more than 150 countries. In recent years, we have increased our focus on mid-market, enterprise, and public sector customers because these organizations typically have more complex communication and contact center requirements compared to the needs of small business customers. Organizations in these sectors – typically with 500 to 10,000 employees – are more likely to adopt multiple services and realize greater value from our unified, global communications platform and our growing product portfolio, including artificial intelligence-enabled solutions.
We generate service revenue from subscriptions to our communications services, as well as from usage of our platform. Our service subscription plans are sold on a per-user basis and are structured with increasing levels of functionality (designated as X1, X2, etc., through X8), based on the specific communication needs and customer engagement profile of each user. Platform usage, including telephony minutes, messaging, SMS, and digital and voice chat bot interactions, encompasses committed usage, which may be bundled with our service subscription plans, and uncommitted usage, which is sold on an as-used basis. Uncommitted usage of our platform increased as a percentage of revenue in fiscal year 2024 and is expected to continue to increase in the future with the introduction of new platform usage solutions.
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
KEY GAAP OPERATING RESULTS
To assess the success of our strategies to achieve growth and increase our cash flow, management reviews our financial performance as presented in our consolidated financial statements, including trends in revenue, gross profit margin, losses from operations, and cash flow generated by operations in absolute dollars and as a percentage of revenue as presented in the following table:

	Fiscal Year 2025		Fiscal Year 2024
	Three Months Ended		Three Months Ended
(In thousands, except percentages)	September 30, 2024	June 30, 2024	March 31, 2024	December 31, 2023	September 30, 2023	June 30, 2023
Service revenue	$175,075	$172,801	$172,490	$175,069	$177,782	$175,238
% of Total Revenue	96.7%	97.0%	96.1%	96.7%	96.1%	95.6%
Gross profit	$123,175	$120,960	$122,444	$124,846	$127,897	$128,613
% of Total Revenue	68.1%	67.9%	68.2%	69.0%	69.1%	70.2%
Income (loss) from operations	$7,169	$(1,374)	$(14,219)	$(9,391)	$(2,583)	$(1,410)
% of Total Revenue	4.0%	(0.8)%	(7.9)%	(5.2)%	(1.4)%	(0.8)%
Net loss	$(14,543)	$(10,290)	$(23,591)	$(21,222)	$(7,452)	$(15,327)
% of Total Revenue	(8.0)%	(5.8)%	(13.1)%	(11.7)%	(4.0)%	(8.4)%
Net cash provided by operating activities	$12,317	$18,148	$12,653	$22,396	$17,463	$26,473

COMPONENTS OF RESULTS OF OPERATIONS
Service Revenue
Service revenue consists of communication services subscriptions, platform usage revenue, and related fees from our unified communications as-a-service, contact center as-a-service, and communications platform as-a-service offerings. We plan to increase service revenue through a combination of new customer acquisition, cross-sell of additional products to existing customers, including new products resulting from our increased investment in innovation, geographic expansion of our customer base outside the United States, and sales initiatives with our Technology Partner Ecosystem partners, and potential strategic acquisitions of technologies and businesses.
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
Interest Expense
Interest expense consists primarily of interest expense related to our term loan and convertible notes, and amortization of debt discount and issuance costs.
Other Expense, Net
Other expense, net, consists primarily of gains or losses on debt extinguishment, gain or loss on warrant remeasurement, interest income, gains or losses on foreign exchange transactions, as well as other income.
Provision for (Benefit from) Income Taxes
Provision for (benefit from) income taxes consist primarily of foreign income taxes and state minimum taxes in the United States. As we expand the scale of our international business activities, any changes in the United States and foreign taxation of such activities may increase our overall provision for income taxes in the future. We have a valuation allowance for our United States deferred tax assets, including federal and state non-operating loss carryforwards. We expect to maintain this valuation allowance until it becomes more likely than not that the benefit of our federal and state deferred tax assets will be realized by way of expected future taxable income in the United States.

RESULTS OF OPERATIONS
Revenue
Service revenue

	Three Months Ended September 30,				Six Months Ended September 30,
(In thousands, except percentages)	2024	2023	Change		2024	2023	Change
Service revenue	$175,075	$177,782	$(2,707)	(1.5)%	$347,876	$353,020	$(5,144)	(1.5)%
Percentage of total revenue	96.7%	96.1%			96.9%	95.9%
Three Months Ended
Service revenue decreased by $2.7 million, or 1.5%, for the three months ended September 30, 2024 compared to the three months ended September 30, 2023. This change was driven by a decrease in revenue from subscriptions of $3.8 million primarily due to a decline in revenue from customers on the Fuze platform partially offset by an increase of $1.1 million in platform usage revenue.
Six Months Ended
Service revenue decreased by $5.1 million, or 1.5%, for the six months ended September 30, 2024 compared to the six months ended September 30, 2023. This change was driven by a decrease in revenue from subscriptions of $9.6 million primarily due to a decline in revenue from customers on the Fuze platform offset by an increase of $4.5 million in platform usage revenue.
Other revenue

	Three Months Ended September 30,				Six Months Ended September 30,
(In thousands, except percentages)	2024	2023	Change		2024	2023	Change
Other revenue	$5,923	$7,217	$(1,294)	(17.9)%	$11,269	$15,266	$(3,997)	(26.2)%
Percentage of total revenue	3.3%	3.9%			3.1%	4.1%
Three Months Ended
Other revenue decreased by $1.3 million, or 17.9%, for the three months ended September 30, 2024 compared to the three months ended September 30, 2023, due to lower professional service and product revenue of $0.9 million and $0.4 million, respectively.
Six Months Ended
Other revenue decreased by $4.0 million, or 26.2%, for the six months ended September 30, 2024 compared to the six months ended September 30, 2023, due to lower professional service and product revenue of $2.6 million and $1.4 million, respectively.
Cost of Revenue
Cost of service revenue

	Three Months Ended September 30,				Six Months Ended September 30,
(In thousands, except percentages)	2024	2023	Change		2024	2023	Change
Cost of service revenue	$50,251	$49,144	$1,107	2.3%	$99,747	$95,420	$4,327	4.5%
Percentage of service revenue	28.7%	27.6%			28.7%	27.0%
Three Months Ended
Cost of service revenue increased by $1.1 million, or 2.3%, for the three months ended September 30, 2024 compared to the three months ended September 30, 2023, primarily due to an increase of $3.1 million in costs to deliver our subscription and platform usage services. This increase was partially offset by decreases of $1.1 million related to the amortization of capitalized software, $0.6 million in salaries, benefits, and consulting costs, and $0.3 million in software costs.

Six Months Ended
Cost of service revenue increased by $4.3 million, or 4.5%, for the six months ended September 30, 2024 compared to the six months ended September 30, 2023, primarily due to an increase of $8.2 million in costs to deliver our subscription and platform usage services. This increase was partially offset by decreases of $2.3 million related to the amortization of capitalized software, $1.0 million in software costs, and $0.6 million in salaries, benefits, and consulting costs.
Cost of other revenue

	Three Months Ended September 30,				Six Months Ended September 30,
(In thousands, except percentages)	2024	2023	Change		2024	2023	Change
Cost of other revenue	$7,572	$7,958	$(386)	(4.9)%	$15,263	$16,356	$(1,093)	(6.7)%
Percentage of other revenue	127.8%	110.3%			135.4%	107.1%
Three Months Ended
Cost of other revenue decreased by $0.4 million, or 4.9%, for the three months ended September 30, 2024 compared to the three months ended September 30, 2023, primarily due to $0.1 million decreased salaries, benefits, and consulting costs to deliver our professional services coupled with $0.3 million lower product costs associated with IP telephone hardware.
Six Months Ended
Cost of other revenue decreased by $1.1 million, or 6.7%, for the six months ended September 30, 2024 compared to the six months ended September 30, 2023, primarily due to $0.4 million decreased salaries, benefits, and consulting costs to deliver our professional services coupled with $0.7 million lower product costs associated with IP telephone hardware.
Operating Expenses
Research and development

	Three Months Ended September 30,				Six Months Ended September 30,
(In thousands, except percentages)	2024	2023	Change		2024	2023	Change
Research and development	$31,291	$34,207	$(2,916)	(8.5)%	$63,428	$69,499	$(6,071)	(8.7)%
Percentage of total revenue	17.3%	18.5%			17.7%	18.9%
Three Months Ended
Research and development expenses decreased by $2.9 million, or 8.5%, for the three months ended September 30, 2024 compared to the three months ended September 30, 2023, primarily due to a decrease of $2.0 million in stock-based compensation and $0.9 million in combined salaries, benefits, consulting and other costs necessary for us to conduct our product, platform development and engineering efforts.
Six Months Ended
Research and development expenses decreased by $6.1 million, or 8.7%, for the six months ended September 30, 2024 compared to the six months ended September 30, 2023, primarily due to a decrease of $4.6 million in stock-based compensation and $1.5 million in combined salaries, benefits, consulting and other costs necessary for us to conduct our product, platform development and engineering efforts.

Sales and marketing

	Three Months Ended September 30,				Six Months Ended September 30,
(In thousands, except percentages)	2024	2023	Change		2024	2023	Change
Sales and marketing	$64,867	$68,687	$(3,820)	(5.6)%	$131,973	$137,191	$(5,218)	(3.8)%
Percentage of total revenue	35.8%	37.1%			36.7%	37.3%
Three Months Ended
Sales and marketing expenses decreased by $3.8 million, or 5.6%, for the three months ended September 30, 2024 compared to the three months ended September 30, 2023, primarily due to decreases of $2.3 million in channel commissions and amortization of deferred commissions, $1.9 million in stock-based compensation expense, and $0.5 million in paid media and other marketing services costs. These decreases were partially offset by an increase of $0.9 million in salaries, benefits, and consulting costs.
Six Months Ended
Sales and marketing expenses decreased by $5.2 million, or 3.8%, for the six months ended September 30, 2024 compared to the six months ended September 30, 2023, primarily due to decreases of $3.7 million in stock-based compensation expense, $2.8 million in channel commissions and amortization of deferred commissions, and $1.1 million in paid media and other marketing services costs. These decreases were partially offset by an increase of $2.4 million in salaries, benefits, and consulting costs.
General and administrative

	Three Months Ended September 30,				Six Months Ended September 30,
(In thousands, except percentages)	2024	2023	Change		2024	2023	Change
General and administrative	$19,848	$27,586	$(7,738)	(28.1)%	$42,939	$53,812	$(10,873)	(20.2)%
Percentage of total revenue	11.0%	14.9%			12.0%	14.6%
Three Months Ended
General and administrative expenses decreased by $7.7 million, or 28.1%, for the three months ended September 30, 2024 compared to the three months ended September 30, 2023, primarily due to a $7.2 million decrease associated with Fuze, Inc. legal, regulatory and tax matters. During the three months ended September 30, 2024, we adjusted accruals related to USF and other Fuze, Inc. legal, regulatory and tax matters and recognized a benefit of $3.2 million, compared to $4.3 million of expenses recognized during the three months ended September 30, 2023. The decrease was also due to decreases of $1.0 million in stock-based compensation expense and $0.6 million in salaries, benefits, and consulting costs. These decreases were partially offset by an increase of $1.1 million in other general corporate costs.
Six Months Ended
General and administrative expenses decreased by $10.9 million, or 20.2%, for the six months ended September 30, 2024 compared to the six months ended September 30, 2023, primarily due to a $8.2 million decrease associated with Fuze, Inc regulatory and tax matters. During the six months ended September 30, 2024, we adjusted accruals related to USF and other Fuze, Inc. legal, regulatory and tax matters and recognized a benefit of $3.2 million, compared to $5.5 million of expenses recognized during the six months ended September 30, 2023. The decrease was also due to decreases of $2.4 million in salaries, benefits, and consulting costs and $1.4 million in stock-based compensation expense. These decreases were partially offset by an increase of $1.1 million in other general corporate costs.
Other expense, net
Interest expense

	Three Months Ended September 30,				Six Months Ended September 30,
(In thousands, except percentages)	2024	2023	Change		2024	2023	Change
Interest expense	$(7,905)	$(10,061)	$2,156	(21.4)%	$(17,861)	$(20,139)	$2,278	(11.3)%
Percentage of total revenue	(4.4)%	(5.4)%			(5.0)%	(5.5)%

Three Months Ended
Interest expense decreased by $2.2 million, or 21.4%, for the three months ended September 30, 2024 compared to the three months ended September 30, 2023, primarily due to the 2022 Term Loan debt extinguishment and decreased interest rate and principal on the 2024 Term Loan. See Note 8, Convertible Senior Notes and Term Loan, for further details.
Six Months Ended
Interest expense decreased by $2.3 million, or 11.3%, for the six months ended September 30, 2024 compared to the six months ended September 30, 2023, primarily due to the 2022 Term Loan debt extinguishment and decreased interest rate and principal on the 2024 Term Loan. See Note 8, Convertible Senior Notes and Term Loan, for further details.
Other expense, net

	Three Months Ended September 30,				Six Months Ended September 30,
(In thousands, except percentages)	2024	2023	Change		2024	2023	Change
Other income (expense), net	$(12,709)	$4,803	$(17,512)	NM	$(10,993)	$2,407	$(13,400)	NM
Percentage of total revenue	(7.0)%	2.6%			(3.1)%	0.7%
Three Months Ended
We recognized $12.7 million of other expense, net during the three months ended September 30, 2024 compared to $4.8 million of other expense, net during the three months ended September 30, 2023, primarily due to a $12.0 million loss of debt extinguishment due to the payoff of the 2022 Term Loan, a $3.3 million increase in loss on foreign exchange and other expenses, and a $2.5 million gain on the remeasurement of warrants issued in connection with the term loan. These expense increases were offset by a $0.3 million increase in interest income earned on highly liquid investments.
Six Months Ended
We recognized $11.0 million of other expense, net during the six months ended September 30, 2024 compared to $2.4 million of other expense, net during the six months ended September 30, 2023 primarily due to a $10.2 million increase on loss of debt extinguishment due to the payoff of the 2022 Term Loan, a $3.4 million increase in loss on foreign exchange and other expenses, and a $0.5 million gain on the remeasurement of warrants issued in connection with the term loan. These expense increases were offset by a $0.7 million increase in interest income earned on highly liquid investments.
Provision for income taxes

	Three Months Ended September 30,				Six Months Ended September 30,
(In thousands, except percentages)	2024	2023	Change		2024	2023	Change
Provision (benefit) for income taxes	$1,098	$(389)	$1,487	NM	$1,774	$1,055	$719	NM
Percentage of total revenue	0.6%	(0.2)%			0.5%	0.3%
Three Months Ended
The provision for income taxes increased by $1.5 million for the three months ended September 30, 2024 compared to the three months ended September 30, 2023, driven by an increase in forecasted foreign tax expense of $0.6 million and an increase in forecasted state tax expense of $0.6 million, a decrease in our ASC 740-10 contingent liability of $0.5 million offset by a decrease in forecasted federal tax expense of $0.2 million.
Six Months Ended
The provision for income taxes increased by $0.7 million for the six months ended September 30, 2024 compared to the six months ended September 30, 2023, driven by an increase in forecasted state tax expense of $0.7 million, a decrease in our ASC 740-10 contingent liability of $0.2 million offset by a decrease in forecasted federal tax expense of $0.2 million.

Liquidity and Capital Resources
We believe that our existing cash, cash equivalents and our anticipated cash flows from operations will be sufficient to meet our working capital, expenditure, and contractual obligation requirements for a minimum of the next twelve months and the foreseeable future. Although we believe we have adequate sources of liquidity for at least the next twelve months and for the foreseeable future, the success of our operations, the global economic outlook, and the pace of growth in our markets could impact our business and liquidity.
Cash, Cash Equivalents, and Investments
The following is a summary of our cash and cash equivalents and investments:

(In thousands)	September 30, 2024	March 31, 2024
Cash and cash equivalents	$117,405	$116,262
Restricted cash, current[1]	462	356
Short-term investments	—	1,048
Restricted cash, non-current[1]	—	105
Total	$117,867	$117,771
(1) Restricted cash supports letters of credit securing leases for office facilities and certain equipment for the same periods.
Our primary requirements for liquidity and capital are working capital needs due to delivery of our various products to customers, research and development, sales and marketing activities, principal and interest payments on our outstanding debt and other general corporate needs. Historically, these cash requirements have been met from cash provided by operating activities and our cash and cash equivalents balances. Our current capital deployment strategy for fiscal year 2025 is to use excess cash on hand to support our continued growth initiatives into select markets and planned software development activities and pay down our debt. As of September 30, 2024, we are not party to any off-balance sheet arrangements that have had or are reasonably likely to have a current or future material effect on our financial condition, results of operations, liquidity, capital expenditures, or capital resources. Significant cash requirements for the fiscal year include our operating lease obligations, interest payments related to our debt obligations, and operating and capital purchase commitments. For information regarding our expected cash requirements and timing of payments related to leases and non-cancelable purchase commitments, see Note 6, Leases, and Note 7, Commitments and Contingencies, respectively, to the consolidated financial statements in our Form 10-K. Additionally, see Note 8, Convertible Senior Notes and Term Loan, to the consolidated financial statements in our Form 10-K for more information related to our debt obligations and applicable covenants.
We are aware that our 2028 Notes are currently trading at a substantial discount to their respective principal amount. Furthermore, our outstanding 2024 Term Loan allows for voluntary prepayments. In order to reduce future cash interest payments, as well as future amounts due at maturity or upon redemption, we may, from time to time, make prepayments on our 2024 Term Loan, and seek to retire or purchase our outstanding debt through open-market purchases, privately negotiated transactions or otherwise. Any such transactions will be dependent upon several factors, including our liquidity requirements, contractual restrictions, prevailing market conditions, and other factors. Whether or not we engage in any such transactions will be determined at our discretion. The amounts involved may be material.
Cash Flows
The following is a summary of our cash flows provided by (used in) operating, investing and financing activities:

	Six Months Ended September 30,
(In thousands)	2024	2023
Net cash provided by operating activities	$30,465	$43,936
Net cash (used in) provided by investing activities	(7,204)	12,735
Net cash used in financing activities	(25,136)	(22,635)
Effect of exchange rate changes on cash	3,019	(1,752)
Net increase in cash and cash equivalents	$1,144	$32,284
Cash provided by operating activities decreased by $13.5 million to $30.5 million for the six months ended September 30, 2024, mainly due to a decrease in cash received from customers and an increase in cash paid to suppliers and employees along with an increase in cash paid for sales commission costs. Cash used in investing activities decreased $19.9 million to $7.2 million for the six months ended September 30, 2024, mainly due to decreases in the purchases, sales, and maturities of investments. Cash used in financing activities increased by $2.5 million to $25.1 million for the six months ended September 30, 2024, due to payments for debt issuance costs and other financing activities.

Debt Obligations
See Note 8, Convertible Senior Notes and Term Loan, in the unaudited condensed consolidated financial statements included elsewhere in this Quarterly Report for information regarding our debt obligations.
2024 Delayed Draw Term Loan
On July 11, 2024, we entered into a new term loan credit agreement with Wells Fargo Bank, National Association, as administrative agent, and the lenders thereto (the “2024 Credit Agreement”). The 2024 Credit Agreement establishes a delayed draw term loan facility in an aggregate principal amount of up to $200.0 million maturing on August 15, 2027.
On August 5, 2024, we drew upon the entire facility of $200.0 million under the delayed draw term loan facility (the "2024 Term Loan") and used the proceeds of the 2024 Term Loan and cash on hand of approximately $29.0 million to repay in full the $225.0 million of outstanding principal amount and accrued interest of the 2022 Term Loan and the fees incurred in connection with the repayment (the "Repayment").
The 2024 Term Loan bears interest at an annual rate equal to Term SOFR, plus a margin of either 2.50%, 2.75% or 3.00% based on the consolidated total net leverage ratio of the Company and its subsidiaries. The initial margin will be 3.00% for the fiscal quarter ending September 30, 2024. We have the option to pay interest monthly, quarterly, or semi-annually. During the three months ended September 30, 2024, we elected monthly interest payment terms which resulted in cash payments of $2.9 million from August 5, 2024. During the three months ended December 31, 2024, we have elected quarterly interest payment terms, which will result in cash payments of $3.4 million. The scheduled principal repayments of $22.5 million in fiscal year 2025 ($7.5 million on October 31, 2024, December 31, 2024 and March 31, 2025, respectively), $37.5 million in fiscal year 2026 ($7.5 million on June 30, 2025 and $10.0 million on September 30, 2025, December 31, 2025 and March 31, 2026, respectively), and $47.5 million in fiscal year 2027 ($10.0 million on June 30, 2026, $12.5 million on September 30, 2026 and each quarter thereafter through maturity) are required, and the remaining $92.5 million principal is due before or upon maturity in fiscal year 2028. These annualized repayments will be made in quarterly installments. As of September 30, 2024, the debt issuance costs are amortized to interest expense over the term of the 2024 Term Loan at an effective interest rate of 8.76%.
2022 Term Loan Extinguishment
On August 5, 2024, we repaid in full the outstanding principal amount and accrued interest of the 2022 Term Loan using the proceeds of the 2024 Term Loan and cash on hand. The Repayment was accounted for as a debt extinguishment. The carrying value of the 2022 Term Loan, including the unamortized debt discount and issuance costs, was derecognized. The difference of $12.0 million between the cash consideration paid to extinguish the 2022 Term Loan and the carrying value of the 2022 Term Loan was recognized as a loss on debt extinguishment included in the loss on debt extinguishment line item recorded in other expense in the condensed consolidated statement of operations. The Warrants continued to be outstanding with no change in terms in connection with the Repayment or issuance of the 2024 Term Loan.
We previously used the proceeds from the 2022 Credit Agreement to fund the cash portion of an exchange of the Company's approximately $403.8 million principal amount of 0.50% convertible senior notes due 2024 for cash plus approximately $201.9 million of 4.00% convertible senior notes due 2028, and the concurrent repurchase of approximately $60.0 million of our common stock with the counterparties to such exchange. Loans made under the 2022 Credit Agreement bore interest at an annual rate equal to the Term SOFR, subject to a floor of 1.00% and a credit spread adjustment of 0.10%, plus a margin of 6.50%. During the three months ended September 30, 2024, we paid $2.7 million of interest under the 2022 Term Loan. See Note 8, Convertible Senior Notes and Term Loan, to our condensed consolidated financial statements for details.
Material Cash Requirements and Other Obligations
As of March 31, 2024, our material cash requirements and other obligations were $690.1 million. During the three months ended September 30, 2024, we entered into a $24.1 million noncancelable three-year hosting service contract. Under this agreement, $7.1 million remains due during fiscal year 2025, $8.5 million will be due during fiscal year 2026, $6.0 million will be due during fiscal year 2027 and $2.5 million will be due during fiscal year 2028. For information regarding our material cash requirements and other obligations, see Item 7, "Management's Discussion and Analysis", in our fiscal year 2024 Form 10-K.
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

Our consolidated financial statements are prepared in accordance with U.S. generally accepted accounting principles ("U.S. GAAP"). See Note 1, The Company and Significant Accounting Policies, in the notes to the unaudited condensed consolidated financial statements included in this Quarterly Report, which describes the significant accounting policies and methods used in the preparation of our consolidated financial statements. There have been no significant changes during the six months ended September 30, 2024 to our critical accounting policies and estimates previously disclosed in our Form 10-K.
ITEM 3. Quantitative and Qualitative Disclosures About Market Risk
There have been no material changes in our exposures to market risk since March 31, 2024. For details on the Company’s interest rate and foreign currency exchange risks, see Part I, Item 7A. “Quantitative and Qualitative Information About Market Risks” in our Form 10-K.
ITEM 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, as of September 30, 2024. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of September 30, 2024, our disclosure controls and procedures were effective at a reasonable assurance level.
Changes in Internal Control Over Financial Reporting
During the three months ended September 30, 2024, there was no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
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

PART II. OTHER INFORMATION
ITEM 1. Legal Proceedings
Information with respect to this item may be found in Note 7, Commitments and Contingencies, under the heading “Legal Proceedings” in the Notes to Unaudited Condensed Consolidated Financial Statements included in this Quarterly Report is incorporated by reference in response to this item.
ITEM 1A. Risk Factors
Investing in our securities involves risk. Prior to making a decision about investing in our securities, you should carefully consider the specific factors discussed below and under the heading “Risk Factors” in any prospectus supplement, together with all of the other information contained or incorporated by reference in this Quarterly Report. You should also consider the risk factors related to our business and operations described in Part I, Item 1A of the Form 10-K under the heading “Risk Factors,” and in Part II, Item 1A of the Form 10-Q for the period ended June 30, 2024 under the heading "Risk Factors," which are incorporated by reference in this Quarterly Report. Additional risks and uncertainties not presently known to us or that we currently deem immaterial may also affect our operations.
ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds
(a) None.
(b) None.
(c) None.
ITEM 3. Defaults Upon Senior Securities
None.
ITEM 4. Mine Safety Disclosures
Not applicable.
ITEM 5. Other Information
None of our directors or officers (as defined in Rule 16a-1(f) under the Exchange Act) adopted or terminated a Rule 10b5-1 trading arrangement or a non-Rule 10b5-1 trading arrangement (as defined in Item 408(c) of Regulation S-K) during the three months ended September 30, 2024, except as described below:
Andrew Burton, a member of the Board of Directors, adopted a Rule 10b5-1 Trading Plan on September 12, 2024 that is intended to satisfy the affirmative defense of Rule 10b5-1(c) under the Exchange Act. Mr. Burton's Rule 10b5-1 Trading Plan provides for the potential sale of up to 8,624 shares of the Company's common stock between December 12, 2024 and June 27, 2025.
Kevin Kraus, Chief Financial Officer, adopted a Rule 10b5-1 Trading Plan on August 12, 2024 that is intended to satisfy the affirmative defense of Rule 10b5-1(c) under the Exchange Act. Mr. Kraus's Rule 10b5-1 Trading Plan provides for the potential sale of up to 12,000 shares of the Company's common stock between December 16, 2024 and November 28, 2025.
Laurence Denny, Chief Legal Officer, adopted a Rule 10b5-1 Trading Plan on August 19, 2024 that is intended to satisfy the affirmative defense of Rule 10b5-1(c) under the Exchange Act. Mr. Denny's Rule 10b5-1 Trading Plan provides for the potential sale of up to 35,000 shares of the Company's common stock, plus an additional number of shares (which may vary) that Mr. Denny may receive due to his participation in the Company's Employee Stock Purchase Plan, between November 18, 2024 and May 30, 2025.
Our officers (as defined in Rule 16a-1(f) under the Exchange Act) have also entered into sell-to-cover arrangements, which constitute non-Rule 10b5-1 trading arrangements (as defined in Item 408(c) of Regulation S-K), authorizing the pre-arranged sale of shares to satisfy tax withholding obligations of the Company arising exclusively from the vesting of restricted stock units (“RSUs”) and performance stock units (“PSUs”), as applicable, and the related issuance of shares. Any sale of shares under these arrangements will occur only if (i) the aggregate value of all of the shares withheld by the Company to satisfy such tax withholding obligations in the given fiscal year has reached a certain threshold, and (ii) the sale does not result in any short-swing liability under Section 16(b) of the Exchange Act. The amount of shares to be sold under these arrangements may vary and will be dependent on the trading price of the Company’s common stock at the time of the vesting of the RSUs and PSUs, as applicable. Each of these arrangements lasts until the final vesting date of the applicable RSUs or PSUs, or each officer’s earlier termination of employment.

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
101
The following materials from 8x8, Inc.'s Quarterly Report on Form 10-Q for the three months ended September 30, 2024, formatted in Inline XBRL: (i) Condensed Consolidated Balance Sheets as of September 30, 2024 and March 31, 2024, (ii) Condensed Consolidated Statements of Operations for the three months ended September 30, 2024 and 2023, (iii) Condensed Consolidated Statements of Comprehensive Loss for the three months ended September 30, 2024 and 2023, (iv) Condensed Consolidated Statements of Stockholders’ Equity as of September 30, 2024 and 2023, (v) Condensed Consolidated Statements of Cash Flows for the three months ended September 30, 2024 and 2023, and (vi) Notes to Consolidated Financial Statements, tagged as blocks of text and including detailed tags XBRL Instance Document
					X
* Indicates management contract or compensatory plan or arrangement.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant, 8x8, Inc., a Delaware corporation, has duly caused this Quarterly Report on Form 10-Q to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Campbell, State of California, on November 6, 2024.

8x8, Inc.

/s/ Suzy Seandel
Suzy Seandel
Chief Accounting Officer
(Principal Accounting Officer and Duly Authorized Officer)