Form 10-Q
period 2024-12-31
8X8 INC /DE/
filed 2025-02-05
CIK 1023731

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM	10-Q
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended December 31, 2024
or
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.    ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes    ☐    No    ☒
The number of shares of the Registrant's Common Stock outstanding as of January 31, 2025 was 131,693,671.

8X8, INC.
INDEX TO QUARTERLY REPORT ON FORM 10-Q
FOR THE QUARTER ENDED DECEMBER 31, 2024

Forward-Looking Statements and Risk Factors
Statements contained in this quarterly report on Form 10-Q, or this "Quarterly Report," regarding our expectations, beliefs, estimates, intentions or strategies are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 (the "Securities Act") and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). Any statements contained herein that are not statements of historical fact may be deemed to be forward-looking statements. For example, words such as "may," "will," "should," "estimates," "predicts," "potential," "continue," "strategy," "believes," "anticipates," "plans," "expects," "intends," and similar expressions are intended to identify forward-looking statements. These forward-looking statements include, but are not limited to, statements regarding: industry trends; our number of customers; average annual service revenue per customer; cost of service revenue; growth in service revenue; research and development expenses; costs related to our continued growth initiatives; hiring of employees; sales and marketing expenses; unit costs and cost reductions; gross profit margin; general and administrative expenses in future periods; liquidity; indebtedness; capital; cash, cash equivalents and investment balances; anticipated cash flows and operating efficiency. You should not place undue reliance on these forward-looking statements. Actual results and trends may differ materially from historical results and those projected in any such forward-looking statements depending on a variety of factors. These factors include, but are not limited to:
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
•ongoing volatility and conflict in the political and economic environment and any related macroeconomic impacts;
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

PART I. FINANCIAL INFORMATION
ITEM 1. Financial Statements
8X8, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited, in thousands, except share and per share amounts)

	December 31, 2024	March 31, 2024
ASSETS
Current assets:
Cash and cash equivalents	$104,165	$116,262
Restricted cash	462	356
Short-term investments	—	1,048
Accounts receivable, net	52,312	58,979
Deferred sales commission costs	32,046	35,933
Other current assets	30,105	35,258
Total current assets	219,090	247,836
Property and equipment, net	49,228	53,181
Operating lease, right-of-use assets	32,777	35,924
Intangible assets, net	71,420	86,717
Goodwill	266,217	266,574
Restricted cash, non-current	—	105
Deferred sales commission costs, non-current	45,154	52,859
Other assets, non-current	14,325	12,783
Total assets	$698,211	$755,979

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$53,072	$48,862
Accrued and other liabilities	61,601	78,102
Operating lease liabilities	11,386	11,295
Deferred revenue	33,394	34,325
Term loan, current	16,524	—
Total current liabilities	175,977	172,584
Operating lease liabilities, non-current	49,842	56,647
Deferred revenue, non-current	5,960	7,810
Convertible senior notes, non-current	198,569	197,796
Term loan	149,437	211,894
Other liabilities, non-current	5,413	7,290
Total liabilities	585,198	654,021
Commitments and contingencies (Note 7)
Stockholders' equity:
Preferred stock: $0.001 par value, 5,000,000 shares authorized, none issued and outstanding as of December 31, 2024 and March 31, 2024	—	—
Common stock: $0.001 par value, 300,000,000 shares authorized, 131,472,684 shares and 125,193,573 shares issued and outstanding as of December 31, 2024 and March 31, 2024, respectively	131	125
Additional paid-in capital	1,008,072	973,895
Accumulated other comprehensive loss	(12,870)	(11,553)
Accumulated deficit	(882,320)	(860,509)
Total stockholders' equity	113,013	101,958
Total liabilities and stockholders' equity	$698,211	$755,979
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

8X8, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(Unaudited, in thousands except per share amounts)

	Three Months Ended December 31,		Nine Months Ended December 31,
	2024	2023	2024	2023
Service revenue	$173,459	$175,069	$521,335	$528,089
Other revenue	5,423	5,937	16,692	21,203
Total revenue	178,882	181,006	538,027	549,292
Cost of service revenue	50,529	48,983	150,276	144,403
Cost of other revenue	7,268	7,177	22,531	23,533
Total cost of revenue	57,797	56,160	172,807	167,936
Gross profit	121,085	124,846	365,220	381,356
Operating expenses:
Research and development	29,833	32,787	93,261	102,286
Sales and marketing	65,644	66,997	197,617	204,189
General and administrative	16,629	23,419	59,568	77,231
Impairment of long-lived assets	—	11,034	—	11,034
Total operating expenses	112,106	134,237	350,446	394,740
Income (loss) from operations	8,979	(9,391)	14,774	(13,384)
Interest expense	(5,842)	(10,035)	(23,703)	(30,174)
Other income (expense), net	793	(1,275)	(10,200)	1,133
Income (loss) before provision for income taxes	3,930	(20,701)	(19,129)	(42,425)
Provision for income taxes	908	521	2,682	1,576
Net income (loss)	$3,022	$(21,222)	$(21,811)	$(44,001)
Net income (loss) per share:
Basic	$0.02	$(0.17)	$(0.17)	$(0.37)
Diluted	$0.02	$(0.17)	$(0.17)	$(0.37)
Weighted average number of shares:
Basic	130,970	122,556	128,750	120,042
Diluted	135,742	122,556	128,750	120,042
Comprehensive loss
Net income (loss)	$3,022	$(21,222)	$(21,811)	$(44,001)
Unrealized gain (loss) on investments in securities	—	(16)	(5)	281
Foreign currency translation adjustment	(9,321)	5,987	(1,312)	3,108
Comprehensive loss	$(6,299)	$(15,251)	$(23,128)	$(40,612)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

8X8, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(Unaudited, in thousands)

	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total
	Shares	Amount
Balance at March 31, 2024	125,194	$125	$973,895	$(11,553)	$(860,509)	$101,958
Issuance of common stock under stock plans	2,769	3	(3)	—	—	—
Stock-based compensation expense	—	—	13,279	—	—	13,279
Unrealized investment loss	—	—	—	(5)	—	(5)
Foreign currency translation adjustment	—	—	—	(354)	—	(354)
Net loss	—	—	—	—	(10,290)	(10,290)
Balance at June 30, 2024	127,963	$128	$987,171	$(11,912)	$(870,799)	$104,588
Issuance of common stock under stock plans	1,479	2	(2)	—	—	—
ESPP share issuance	1,075	1	1,682	—	—	1,683
Stock-based compensation expense	—	—	9,721	—	—	9,721
Foreign currency translation adjustment	—	—	—	8,363	—	8,363
Net loss	—	—	—	—	(14,543)	(14,543)
Balance at September 30, 2024	130,517	$131	$998,572	$(3,549)	$(885,342)	$109,812
Issuance of common stock under stock plans	1,034	—	(1)	—	—	(1)
Common shares withheld for settlement of taxes in connection with equity-based compensation	(78)	—	(205)	—	—	(205)
Stock-based compensation expense	—	—	9,706	—	—	9,706
Foreign currency translation adjustment	—	—	—	(9,321)	—	(9,321)
Net income	—	—	—	—	3,022	3,022
Balance at December 31, 2024	131,473	$131	$1,008,072	$(12,870)	$(882,320)	$113,013

	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total
	Shares	Amount
Balance at March 31, 2023	114,659	$115	$905,635	$(12,927)	$(792,917)	$99,906
Issuance of common stock under stock plans	3,535	3	(3)	—	—	—
Stock-based compensation expense	—	—	18,559	—	—	18,559
Issuance of common stock under stock plans, related to Fuze Acquisition	1,038	1	(1)	—	—	—
Unrealized investment gain	—	—	—	290	—	290
Foreign currency translation adjustment	—	—	—	1,441	—	1,441
Net loss	—	—	—	—	(15,327)	(15,327)
Balance at June 30, 2023	119,232	$119	$924,190	$(11,196)	$(808,244)	$104,869
Issuance of common stock under stock plans	1,784	2	(2)	—	—	—
ESPP share issuance	843	1	2,365	—	—	2,366
Stock-based compensation expense	—	—	14,940	—	—	14,940
Unrealized investment gain	—	—	—	7	—	7
Foreign currency translation adjustment	—	—	—	(4,320)	—	(4,320)
Net loss	—	—	—	—	(7,452)	(7,452)
Balance at September 30, 2023	121,859	$122	$941,493	$(15,509)	$(815,696)	$110,410
Issuance of common stock under stock plans	1,361	1	(1)	—	—	—
Stock-based compensation expense	—	—	14,513	—	—	14,513
Unrealized investment loss	—	—	—	(16)	—	(16)
Foreign currency translation adjustment	—	—	—	5,987	—	5,987
Net loss	—	—	—	—	(21,222)	(21,222)
Balance at Balance at December 31, 2023	123,220	$123	$956,005	$(9,538)	$(836,918)	$109,672
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

8X8, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited, in thousands)

	Nine Months Ended December 31,
	2024	2023
Cash flows from operating activities:
Net loss	$(21,811)	$(44,001)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation	5,622	6,133
Amortization of intangible assets	15,296	15,296
Amortization of capitalized internal-use software costs	9,981	14,418
Amortization of debt discount and issuance costs	2,145	3,397
Amortization of deferred sales commission costs	28,981	30,150
Allowance for credit losses	1,425	1,663
Operating lease expense, net of accretion	8,907	8,057
Impairment of right-of-use assets	—	11,034
Stock-based compensation expense	31,710	46,835
Loss on debt extinguishment	12,212	1,766
Gain on remeasurement of warrants	(1,197)	(1,234)
Other	855	(570)
Changes in assets and liabilities:
Accounts receivable, net	5,146	(2,188)
Deferred sales commission costs	(17,581)	(17,095)
Other current and non-current assets	(1,943)	(586)
Accounts payable and accruals	(19,181)	(4,471)
Deferred revenue	(2,886)	(2,272)
Net cash provided by operating activities	57,681	66,332

Cash flows from investing activities:
Purchases of property and equipment	(2,045)	(2,341)
Capitalized internal-use software costs	(8,462)	(10,913)
Purchase of investments	—	(6,174)
Purchase of cost investment	(771)	—
Maturities of investments	1,048	31,659
Net cash (used in) provided by investing activities	(10,230)	12,231

Cash flows from financing activities:
Proceeds from issuance of common stock under employee stock plans	1,681	2,365
Payments for debt issuance costs	(1,517)	—
Repayment of principal on term loan	(258,000)	(25,000)
Gross proceeds from term loan	200,000	—
Other financing activities	(1,261)	—
Net cash used in financing activities	(59,097)	(22,635)
Effect of exchange rate changes on cash	(450)	674
Net increase (decrease) in cash and cash equivalents	(12,096)	56,602
Cash, cash equivalents and restricted cash, beginning of year	116,723	112,729
Cash, cash equivalents and restricted cash, end of period	$104,627	$169,331

Supplemental disclosures of cash flow information:
Interest paid	$19,517	$24,663
Income taxes paid	$3,094	$5,444
Payables and accruals for property and equipment	$2,861	$3,861
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
BASIS OF PRESENTATION AND CONSOLIDATION
The accompanying condensed consolidated financial statements are unaudited and have been prepared in accordance with U.S. generally accepted accounting principles ("U.S. GAAP") and regulations of the Securities and Exchange Commission ("SEC") regarding interim financial reporting. Accordingly, certain information and disclosures normally included in the Company's annual consolidated financial statements prepared in accordance with U.S. GAAP have been condensed or omitted. These condensed consolidated financial statements should be read in conjunction with the Company's audited consolidated financial statements as of and for the fiscal year ended March 31, 2024 and notes thereto included in the Form 10-K. There were no material changes during the three and nine months ended December 31, 2024 to the Company's significant accounting policies as described in the Form 10-K.
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

OUT OF PERIOD ADJUSTMENTS
During the three and nine months ended December 31, 2024, the Company recorded a $3.3 million out-of-period adjustment to decrease accrued and other liabilities and selling, general and administrative expense to correct an over accrual for state and local taxes. The Company evaluated the impact of the out-of-period adjustment and concluded it was not material to any previously issued interim and annual consolidated financial statements and the adjustment is not expected to be material to the consolidated financial statements for the year ended March 31, 2025.
RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS NOT YET ADOPTED
In November 2023, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") No. 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures, which requires disclosure of incremental segment information on an annual and interim basis. This ASU is effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024, and requires retrospective application to all prior periods presented in the financial statements. The Company does not expect a material impact from this guidance on the presentation of its condensed consolidated financial statements and accompanying notes and will adopt it for the fiscal year ending on March 31, 2025.
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
In November 2024, the FASB issued ASU 2024-03, Disaggregation of Income Statement Expenses (Topic 220): Income Statement - Reporting Comprehensive Income - Expense Disaggregation Disclosures, and issued subsequent amendments to the implementation guidance (including ASU 2025-01), which requires companies to disclose additional information about specific expense categories in the notes to financial statements. The update will be effective for annual periods beginning after December 15, 2026, and interim reporting periods beginning after December 15, 2027. The Company is currently evaluating the impact that this guidance will have on the presentation of its condensed consolidated financial statements and accompanying notes.
In November 2024, the FASB also issued ASU No. 2024-04, Debt (Topic 470): Debt with Conversion and Other Options, which clarifies whether the induced conversion guidance can be applied to the settlement of a convertible debt instrument that does not require the issuance of equity securities upon conversion. This ASU is effective for fiscal years beginning after December 15, 2025, and interim periods within fiscal years beginning after December 15, 2026. The Company is currently evaluating the impact that this guidance will have on the presentation of its condensed consolidated financial statements and accompanying notes.
There have been no other recent accounting pronouncements, changes in accounting pronouncements or recently adopted accounting guidance during the nine months ended December 31, 2024 that are of significance or potential significance to us.
2. REVENUE RECOGNITION
Disaggregation of Revenue
The Company disaggregates its revenue by geographic region. See Note 12, Geographical Information.
Contract Balances
The following table provides amounts of contract assets and deferred revenue from contracts with customers (in thousands):

	December 31, 2024	March 31, 2024
Contract assets, current (component of Other current assets)	$6,824	$9,453
Contract assets, non-current (component of Other assets)	8,152	7,879
Deferred revenue, current	33,394	34,325
Deferred revenue, non-current	5,960	7,810
Contract assets are recorded for contract consideration not yet invoiced but for which the performance obligations are completed. Contract assets, net of allowances for credit losses, are included in other current assets or other assets in the Company's consolidated balance sheets, depending on if their reduction will be recognized during the succeeding twelve-month period or beyond. The allowance applied to our contract assets as of March 31, 2024 and 2023 and the activity in this account, including the current-period provision for expected credit losses for the nine months ended December 31, 2024 and 2023, were not material. Contract assets are transferred to accounts receivable when the right to invoice becomes unconditional.
During the nine months ended December 31, 2024 and 2023, the Company recognized revenues of approximately $32.3 million and $35.1 million that were included in deferred revenue at the beginning of the fiscal year, respectively.

Remaining Performance Obligations
The Company's subscription terms typically range from one to five years. Contract revenue from the remaining performance obligations that had not yet been recognized as of December 31, 2024 was approximately $800.0 million. This amount excludes contracts with an original expected length of less than one year. The Company expects to recognize revenue on approximately 82% of the remaining performance obligations over the next 24 months and approximately 18% over the remainder of the subscription period.
Deferred Sales Commission Costs
Amortization of deferred sales commission costs for the three months ended December 31, 2024 and 2023 was approximately $9.3 million and $10.1 million, respectively, and $29.0 million and $30.2 million during the nine months ended December 31, 2024 and 2023, respectively.
3. FAIR VALUE MEASUREMENTS
Cash, cash equivalents, and available-for-sale investments were as follows (in thousands):

	As of December 31, 2024
	Amortized Costs	Gross Unrealized Gain	Gross Unrealized Loss	Estimated Fair Value	Cash and Cash Equivalents	Restricted Cash (Current)	Short-Term Investments
Cash	$84,209	$—	$—	$84,209	$84,209	$—	$—
Level 1:
Money market funds	20,418	—	—	20,418	19,956	462	—
Total assets	$104,627	$—	$—	$104,627	$104,165	$462	$—

	As of March 31, 2024
	Amortized Costs	Gross Unrealized Gain	Gross Unrealized Loss	Estimated Fair Value	Cash and Cash Equivalents	Restricted Cash (Current & Non-current)	Short-Term Investments
Cash	$53,943	$—	$—	$53,943	$53,943	$—	$—
Level 1:
Money market funds	37,633	—	—	37,633	37,172	461	—
Subtotal	91,576	—	—	91,576	91,115	461	—
Level 2:
Term deposit	25,147	—	—	25,147	25,147	—	—
Commercial paper	1,049	—	(1)	1,048	—	—	1,048
Subtotal	26,196	—	(1)	26,195	25,147	—	1,048
Total assets	$117,772	$—	$(1)	$117,771	$116,262	$461	$1,048
As of December 31, 2023, cash, cash equivalents and restricted cash of $169.3 million included $168.5 million, $0.4 million, and $0.5 million of cash and cash equivalents, restricted cash and non-current restricted cash, respectively.
To support its current operations, the Company considers all highly liquid investments with an original maturity of three months or less to be cash equivalents. The restricted cash component of the money market funds is comprised of letters of credit securing leases for certain office facilities.
The Company uses the Black-Scholes option-pricing valuation model to value its detachable warrants from inception and at each reporting period. During the three months ended December 31, 2024, the Company used historical volatility to determine the fair value of the warrants liability due to the low trading volume and moneyness assessment as of December 31, 2024. Changes in the fair values of the detachable warrants liability are recorded as a gain (loss) on warrants remeasurement within Other (expense) income, net in the condensed consolidated statements of operations.
The following table presents additional information about valuation techniques and inputs used for the detachable warrants (see Note 8, Convertible Senior Notes and Term Loan) that are measured at fair value and categorized within Level 3 as of December 31, 2024 and March 31, 2024 (dollars in thousands):

	December 31, 2024	March 31, 2024
Estimated fair value of detachable warrants	$2,124	$3,321
Unobservable inputs:
Stock volatility	78.4%	87.2%
Risk-free rate	4.3%	4.3%
Expected term	2.6 years	3.4 years

As of December 31, 2024 and March 31, 2024, the estimated fair value of the Company’s convertible senior notes due in 2028 was $169.4 million and $161.7 million, respectively (see Note 8, Convertible Senior Notes and Term Loan). The fair value of the convertible senior notes was determined based on the closing price of each of the securities on the last trading day of the reporting period, and each is Level 2 in the fair value hierarchy due to limited trading activity of the debt instruments. As of December 31, 2024 and March 31, 2024, the carrying value of the Company’s 2024 Term Loan approximates its estimated fair value.
4. FINANCIAL STATEMENT COMPONENTS
Accounts receivable, net consisted of the following (in thousands):

	December 31, 2024	March 31, 2024
Trade accounts receivable	$54,132	$59,757
Unbilled trade accounts receivable	3,603	4,470
Less: allowance for credit losses	(1,980)	(2,746)
Less: allowance for sales reserves	(3,443)	(2,502)
Total accounts receivable, net	$52,312	$58,979
Allowance for credit losses and sales reserves consisted of the following (in thousands):

	Nine Months Ended December 31, 2024		Year Ended March 31, 2024
	Credit Losses	Sales Reserves	Credit Losses	Sales Reserves
Beginning balance	$(2,746)	$(2,502)	$(3,644)	$(3,218)
Reserve	(403)	(3,244)	(1,969)	(3,581)
Write-offs	1,169	2,303	2,867	4,297
Ending balance	$(1,980)	$(3,443)	$(2,746)	$(2,502)
Other current assets consisted of the following (in thousands):

	December 31, 2024	March 31, 2024
Prepaid expense	$19,028	$18,172
Contract assets, current	6,824	9,453
Other current assets	4,253	7,633
Total other current assets	$30,105	$35,258
Accrued and other liabilities consisted of the following (in thousands):

	December 31, 2024	March 31, 2024
Accrued compensation	$17,355	$19,550
Accrued taxes	24,014	44,096
Other accrued liabilities	20,232	14,456
Total accrued and other liabilities	$61,601	$78,102
Other income (expense), net consisted of the following (in thousands):

	Three Months Ended December 31,		Nine Months Ended December 31,
	2024	2023	2024	2023
Loss on debt extinguishment	$(216)	$—	$(12,212)	$(1,766)
Gain (loss) on warrants remeasurement	(813)	(1,297)	1,197	1,234
Interest income	768	1,382	2,746	2,620
Other income (expense)	1,054	(1,360)	(1,931)	(955)
Other income (expense), net	$793	$(1,275)	$(10,200)	$1,133

5. INTANGIBLE ASSETS AND GOODWILL
The carrying value of intangible assets consisted of the following (in thousands):

	December 31, 2024				March 31, 2024
	Weighted Average Remaining Useful Life (in years)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Developed technology	1.4	$46,450	$(43,171)	$3,279	$46,454	$(36,823)	$9,631
Customer relationships	6.1	105,825	(37,684)	68,141	105,827	(28,741)	77,086
Trade names and domains	—	582	(582)	—	584	(584)	—
Total acquired identifiable intangible assets		$152,857	$(81,437)	$71,420	$152,865	$(66,148)	$86,717
The annual amortization of the Company's intangible assets, based upon existing intangible assets and current useful lives, is estimated to be as follows (in thousands):

Remainder of fiscal year 2025	$3,799
2026	13,895
2027	11,757
2028	11,044
2029 and thereafter	30,925
Total	$71,420
The following table provides a summary of the changes in the carrying amounts of goodwill (in thousands):

Balance as of March 31, 2024	$266,574
Foreign currency translation	(357)
Balance as of December 31, 2024	$266,217
6. LEASES
The components of lease expense were as follows (in thousands):

	Three Months Ended December 31,		Nine Months Ended December 31,
	2024	2023	2024	2023
Operating lease expense	$2,869	$2,948	$8,907	$8,057
Variable lease expense	$960	$808	$3,008	$2,947
The supplemental cash flow information related to leases was as follows (in thousands):

	Three Months Ended December 31,		Nine Months Ended December 31,
	2024	2023	2024	2023
Cash outflows from operating leases	$3,639	$3,670	$11,034	$10,949
Right-of-use assets obtained in exchange for operating lease obligations	$—	$—	$1,954	$2,311
Short-term lease expense was immaterial during the nine months ended December 31, 2024 and 2023.
The following table presents supplemental lease information:

	December 31, 2024	March 31, 2024
Weighted average remaining lease term	5.5 years	6.2 years
Weighted average discount rate	4.5%	4.3%

The following table presents maturity of lease liabilities under the Company's non-cancellable operating leases as of December 31, 2024 (in thousands):

Remainder of fiscal year 2025	$3,542
2026	13,567
2027	12,088
2028	10,667
2029	10,471
Thereafter	18,428
Total lease payments	68,763
Less: imputed interest	(7,535)
Present value of lease liabilities	$61,228
The Company continues to evaluate its leases for potential impairments, noting no further impairments during the nine months ended December 31, 2024.
During the three months ended December 31, 2023, in support of the Company's office-home hybrid workforce model, the Company's board of directors authorized the cessation of use of approximately 42% of leased space at the Company’s headquarters at 675 Creekside Way, Campbell, CA (the “Company’s Headquarters”). The Company ceased use of the space on November 2, 2023, and plans to continue to hold this space available for sublease. Additionally, the Company partially ceased use of office space for a certain international lease and does not plan to hold this available for sublease.
During the three months ended December 31, 2023, the Company reviewed the recoverability of the related right-of-use assets and determined the changes in the intended use of these locations represented an impairment indicator, as these events indicated the carrying value of the right-of-use assets may not be recoverable. In connection with partially ceasing use of the Company’s Headquarters and an international office space, the Company recorded impairment charges of $9.9 million and $1.1 million, respectively, as the carrying amount of the right-of-use assets related to the leases exceeded its fair value based on the Company’s estimate of future discounted cash flows under the income approach. The fair value represented a Level 3 measurement and utilized certain unobservable inputs which required significant judgment and estimates, including estimated sublease income, temporary idling periods, discount rates and future cash flows based on the Company’s experience and assessment of existing market conditions. The estimation of sublease income is subject to uncertainty due to various factors, including market conditions, demand for the Company’s leased headquarters, the future financial stability of potential subtenants, market rent, any related free rent periods and uncertainties regarding demand for the commercial real estate market. Temporary idling periods are difficult to predict accurately and may arise due to unforeseen circumstances, such as availability of new tenants, economic downturns, or changes in commercial real estate market conditions. The estimated discount rate of 11% is influenced by various factors, including prevailing interest rates, credit risk, tenor, and sub-lease specific characteristics. The estimated future cash flows were calculated by factoring in the approximated sublease income, temporary idling periods, and discount rates to determine the Level 3 fair value measurement. The Company performed a sensitivity analysis and determined that variations in the aforementioned assumptions do not materially impact the Company’s fair value measurement. During the three and nine months ended December 31, 2023, the non-cash charge of $11.0 million was recorded as an impairment of long-lived assets on the consolidated statements of operations and consisted of an $11.0 million impairment of operating lease right-of-use assets.
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
Operating Leases
The Company's lease obligations consist of the Company's principal facility and various leased facilities under operating lease agreements. During the nine months ended December 31, 2024, a material international operating lease commenced related to an international office building. See Note 6, Leases, in the Form 10-K for more information on the Company's leases and the future minimum lease payments.

Purchase Obligations
The Company's purchase obligations include contracts with third-party customer support vendors and third-party network service providers. These contracts include minimum monthly commitments and the requirements to maintain the service level for several months. During the three months ended December 31, 2024, the Company did not enter into any material purchase obligations.
During the nine months ended December 31, 2024, we entered into a $24.1 million noncancelable three-year hosting service contract. Under this agreement, $4.5 million remains due during fiscal year 2025, $8.5 million will be due during fiscal year 2026, $6.0 million will be due during fiscal year 2027 and $2.5 million will be due during fiscal year 2028.
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
The Company believes it has recorded adequate provisions for any such lawsuits and claims and proceedings as of December 31, 2024. The Company believes that damage amounts claimed in these matters are not meaningful indicators of potential liability. Some of the matters pending against the Company involve potential compensatory, punitive, or treble damage claims or sanctions, that, if granted, could require the Company to pay damages or make other expenditures in amounts that could have a material adverse effect on its consolidated financial statements. Given the inherent uncertainties of litigation, the ultimate outcome of the ongoing matters described herein cannot be predicted, and the Company believes it has valid defenses with respect to the legal matters pending against it. Nevertheless, the consolidated financial statements could be materially adversely affected in a particular period by the resolution of one or more of these contingencies.
State and Local Taxes and Surcharges
From time to time, the Company has received inquiries from a number of state and local taxing agencies with respect to the remittance of sales, use, telecommunications, excise, and income taxes. Several jurisdictions currently are conducting tax audits of the Company's records. The Company collects or has accrued amounts for taxes that it believes are required to be remitted. The amounts that have been remitted have historically been within the accruals established by the Company. The Company adjusts its accrual when facts relating to specific exposures warrant such adjustment. The Company periodically reviews the taxability of its services and determined that certain services may be subject to sales, use, telecommunications or other similar indirect taxes in certain jurisdictions. A similar review was performed on the taxability of services provided by Fuze, Inc., and it was determined that certain services may be subject to sales, use, telecommunications or other similar indirect taxes in certain jurisdictions. Accordingly, the Company recorded contingent indirect tax liabilities. As of March 31, 2024, the Company had accrued contingent indirect tax liabilities of $19.2 million, which included $5.6 million related to the Fuze Universal Service Fund (“USF”) matter discussed below which had been subsequently paid. As of December 31, 2024, the Company has accrued contingent indirect tax liabilities of $10.9 million.
FCC Investigation of 8x8, Inc. and Fuze, Inc.
On November 17, 2023, the Company received a letter of inquiry from the Enforcement Bureau of the Federal Communications Commission (the “FCC”) requesting certain information and supporting documents related to an investigation of potential violations by 8x8 and Fuze, Inc. in connection with certain prior period regulatory filings and payments. The Company has cooperated with the FCC in this matter and responded to the letter of inquiry. The Company subsequently received communications from the Universal Service Administrative Company (“USAC”), rejecting Fuze, Inc.'s previously filed 499-A returns for calendar years 2021 and 2022 and informing the Company that USAC would apply the safe harbor to Fuze revenues for those years for assessing Universal Service Fund ("USF") payments. The Company has since refiled the 499-A returns for calendar years 2021 and 2022 for Fuze, Inc., which have been subsequently accepted by USAC. On November 1, 2024, the Company entered into a Consent Decree with the FCC. The Company agreed to implement a compliance plan for the FCC's USF rules and submit compliance reports to the FCC in certain intervals over the next three years and paid the civil penalty of $0.3 million to the FCC during the three months ended December 31, 2024. Subject to such requirements and other conditions enumerated under the Consent Decree, this concludes the FCC’s investigation of the Company and Fuze, Inc., and the Company considers the matter to be closed.

8. CONVERTIBLE SENIOR NOTES AND TERM LOAN
Components of convertible senior notes and term loans were as follows as of December 31, 2024 and March 31, 2024, respectively (in thousands):

	December 31, 2024				March 31, 2024
	2024 Term Loan	2022 Term Loan	2028 Notes	Total	2022 Term Loan	2028 Notes	Total
Principal	$167,000	$—	$201,914	$368,914	$225,000	$201,914	$426,914
Unamortized debt discount and issuance costs	(1,039)	—	(3,345)	(4,384)	(13,106)	(4,118)	(17,224)
Net carrying amount	$165,961	$—	$198,569	$364,530	$211,894	$197,796	$409,690
Current portion of long-term debt	16,524	—	—	16,524	—	—	—
Non-current portion of long-term debt	$149,437	$—	$198,569	$348,006	$211,894	$197,796	$409,690
Components of interest expense were as follows as of the three months ended December 31, 2024 and 2023, respectively (in thousands):

	Three Months Ended December 31, 2024					Three Months Ended December 31, 2023
	2024 Term Loan	2022 Term Loan	2028 Notes	2024 Notes	Total	2022 Term Loan	2028 Notes	2024 Notes	Total
Contractual interest expense	$3,396	$—	$2,019	$—	$5,415	$6,762	$2,036	$80	$8,878
Amortization of debt discount and issuance costs	158	—	269	—	427	790	258	110	1,158
Total interest expense	$3,554	$—	$2,288	$—	$5,842	$7,552	$2,294	$190	$10,036
Components of interest expense were as follows as of the nine months ended December 31, 2024 and 2023, respectively (in thousands):

	Nine Months Ended December 31, 2024					Nine Months Ended December 31, 2023
	2024 Term Loan	2022 Term Loan	2028 Notes	2024 Notes	Total	2022 Term Loan	2028 Notes	2024 Notes	Total
Contractual interest expense	$6,015	$9,466	$6,077	$—	$21,558	$20,233	$6,085	$238	$26,556
Amortization of debt discount and issuance costs	262	1,110	773	—	2,145	2,333	739	326	3,398
Total interest expense	$6,277	$10,576	$6,850	$—	$23,703	$22,566	$6,824	$564	$29,954
The 2024 Term Loan (as defined below) is the Company’s senior secured obligation and ranks senior in right of payment to any of the Company’s indebtedness. The 2028 Notes are the Company’s senior unsecured obligation but rank junior in right of payment to any of the Company’s secured indebtedness to the extent of such security.
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

The 2024 Term Loan bears interest at an annual rate equal to Term SOFR, plus a margin of either 2.50%, 2.75% or 3.00% based on the consolidated total net leverage ratio of the Company and its subsidiaries. The initial margin will be 3.00% for the fiscal quarter ending September 30, 2024. The Company has the option to pay interest monthly, quarterly, or semi-annually. During the three months ended December 31, 2024, the Company elected quarterly interest payment terms resulting in contractual interest expense of $3.4 million. As of August 5, 2024, the scheduled principal repayments of $22.5 million in fiscal year 2025 ($7.5 million on October 31, 2024, December 31, 2024 and March 31, 2025, respectively), $37.5 million in fiscal year 2026 ($7.5 million on June 30, 2025 and $10.0 million on September 30, 2025, December 31, 2025 and March 31, 2026, respectively), and $47.5 million in fiscal year 2027 ($10.0 million on June 30, 2026 and $12.5 million on September 30, 2026 and each quarter thereafter through maturity) are required, and the remaining $92.5 million principal is due before or upon maturity in fiscal year 2028. These annualized repayments will be made in quarterly installments. As of December 31, 2024, the debt issuance costs are amortized to interest expense over the term of the 2024 Term Loan at an effective interest rate of 8.69%.
Under the terms of the 2024 Credit Agreement, the Company has the right to prepay the 2024 Term Loan at any time without any premium or penalty. On October 7, 2024, the Company paid $15.0 million of quarterly principal payments due October 31, 2024 and December 31, 2024 under the 2024 Term Loan. On November 1, 2024, the Company prepaid $18.0 million of additional principal payments. These short-term principal debt payments are accounted for as partial debt extinguishment transactions. The carrying value of the 2024 Term Loan, including the unamortized debt discount and issuance costs, was derecognized. The difference of $0.2 million between the cash consideration paid to partial extinguish the 2024 Term Loan and the carrying value of the 2024 Term Loan was recognized as a loss on debt extinguishment included in the loss on debt extinguishment line item recorded in other expense in the condensed consolidated statement of operations. As of December 31, 2024, the remaining principal amount of the 2024 Term Loan after the payments is $167.0 million. As of December 31, 2024, the Company has paid $22.5 million and $10.5 million of the originally scheduled principal repayments for fiscal year 2025 and fiscal year 2026, respectively.
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
The 2024 Credit Agreement contains a consolidated interest coverage ratio financial covenant, a maximum consolidated total net leverage ratio financial covenant and a maximum consolidated secured leverage ratio financial covenant, and contains affirmative and negative covenants customary for transactions of this type, including limitations with respect to share repurchases, indebtedness, liens, investments, dividends, disposition of assets, change in business, and transactions with affiliates. As of December 31, 2024, the Company was in compliance with all covenants set forth in the 2024 Credit Agreement.
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

In connection with the 2022 Credit Agreement, the Company issued detachable warrants (the “Warrants”) to affiliates of FP to purchase an aggregate of 3.1 million shares of the Company’s common stock with a five-year term and an exercise price of $7.15 per share (subject to adjustment) that represents a 27.5% premium over the closing price per share of the Company’s common stock on August 3, 2022. The Warrants are classified as liabilities measured at fair value during each reporting period as the Warrants contain certain terms that could result in cash settlement as a result of events outside of the Company’s control. As of December 31, 2024 and March 31, 2024, the fair value of the Warrants was $2.1 million and $3.3 million, respectively, and was recorded within other liabilities, non-current on the condensed consolidated balance sheets. The subsequent changes in fair value were recorded through Other income (expense), net on the Company’s consolidated statement of operations. See Note 3, Fair Value Measurements, for further details.
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
2028 Notes
As of December 31, 2024 and March 31, 2024, the Company had $201.9 million aggregate principal amount of 4.00% convertible senior notes due 2028 (the “2028 Notes”), with debt issuance costs of approximately $5.6 million, of which 50% was paid in the form of shares of the Company's common stock.
The 2028 Notes are senior obligations of the Company that accrue interest, payable semi-annually in arrears on February 1 and August 1 of each year. The 2028 Notes will mature on February 1, 2028, unless earlier converted, redeemed or repurchased. As of December 31, 2024, the Company was in compliance with all covenants set forth in the indenture governing the 2028 Notes.
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
The maximum number of shares reserved for the grant of awards under the 2022 Plan will be equal to the sum of the following: (i) 8.0 million shares available for grant under the 2022 Plan when it was initially adopted by shareholders on July 12, 2022, plus (ii) 14.0 million new shares approved by shareholders on August 15, 2024, plus (iii) the number of shares subject to stock options granted under the 8x8 Inc. Amended and Restated 2012 Equity Incentive Plan (the “Prior Plan”) that were outstanding as of 12:01 a.m. Pacific Time on June 22, 2022 (the “Prior Plan Expiration Time”), but only to the extent such stock options expire, terminate, are cancelled without having been exercised in full or are settled in cash after the Prior Plan Expiration Time without the delivery of shares, plus (iv) the number of shares subject to restricted stock, RSUs and performance units granted under the Prior Plan that were outstanding as of the Prior Plan Expiration Time, but only to the extent such awards are forfeited by the holder, are reacquired by the Company at less than their then market value as a means of effecting a forfeiture, or are settled in cash after the Prior Plan Expiration Time without the delivery of shares (with the number of shares that recycle based on the Applicable Ratio, which is defined in the 2022 Plan), in each case, subject to adjustment upon certain changes in the Company’s capitalization. The 2022 Plan provides for the granting of incentive stock options to employees and non-statutory stock options to employees, directors or consultants, and granting of stock appreciation rights, restricted stock, restricted stock units and performance units, qualified performance-based awards, and stock grants. The stock option price of incentive stock options granted cannot be less than the fair market value on the effective date of the grant. Options, restricted stock, and restricted stock units generally vest over three or four years and expire ten years after the grant. As of December 31, 2024, 10.0 million shares remained available for future grants under the 2022 Plan.

Stock-Based Compensation
The following table presents stock-based compensation expense (in thousands):

	Three Months Ended December 31,		Nine Months Ended December 31,
	2024	2023	2024	2023
Cost of service revenue	$499	$1,114	$2,447	$3,937
Cost of other revenue	266	454	958	1,308
Research and development	3,461	5,406	11,778	18,454
Sales and marketing	2,288	3,611	7,389	12,177
General and administrative	3,020	3,533	9,138	10,959
Total	$9,534	$14,118	$31,710	$46,835
Restricted Stock Units
The following table presents the RSU activity (shares in thousands):

	Number of Shares	Weighted Average Grant Date Fair Value	Weighted Average Remaining Contractual Term (in Years)
Balance as of March 31, 2024	10,325	$5.36	1.75
Granted	6,899	1.99
Vested and released	(5,282)	6.14
Forfeited	(950)	4.38
Balance as of December 31, 2024	10,992	$2.96	1.00
As of December 31, 2024, there was $24.1 million of total unrecognized compensation cost related to RSUs, which is expected to be recognized over a weighted average of 1.84 years.
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
The following table presents the PSU activity (shares in thousands):

	Number of Shares	Weighted Average Grant Date Fair Value	Weighted Average Remaining Contractual Term (in Years)
Balance as of March 31, 2024	2,531	$4.38	1.16
Granted	1,750	1.88
Forfeited	(444)	7.56
Balance as of December 31, 2024	3,837	$2.88	1.08
Total unrecognized compensation cost related to PSUs was $3.6 million as of December 31, 2024, which is expected to be recognized over a weighted average of 1.08 years.
Employee Stock Purchase Plan ("ESPP")
As of December 31, 2024, there was approximately $1.2 million of unrecognized compensation cost related to employee stock purchases. This cost is expected to be recognized over a weighted average period of 0.75 years. As of December 31, 2024, a total of 1.6 million shares were available for issuance under the ESPP.
10. INCOME TAXES
The Company's effective tax rate was 23.1% and (2.5)% for the three months ended December 31, 2024 and 2023, respectively, and (14.0)% and (3.7)% for the nine months ended December 31, 2024 and 2023, respectively. The difference in the effective tax rate and the U.S. federal statutory rate was primarily due to the full valuation allowance the Company maintains against its deferred tax assets after adjusting for the impact of certain provisions enacted under the Tax Cuts and Jobs Act, current tax liabilities of profitable foreign subsidiaries subject to different local income tax rates, and state taxes in the United States. The effective tax rate is calculated by dividing the provision for income taxes by the income (loss) before provision for income taxes.

11. NET INCOME (LOSS) PER SHARE
The following is a reconciliation of the weighted average number of common shares outstanding used in calculating basic and diluted net loss per share (in thousands, except per share data):

	Three Months Ended December 31,		Nine Months Ended December 31,
	2024	2023	2024	2023
Net income (loss)	$3,022	$(21,222)	$(21,811)	$(44,001)
Weighted average common shares outstanding - basic	130,970	122,556	128,750	120,042
Weighted average common shares outstanding - diluted	135,742	122,556	128,750	120,042

Net income (loss) per share - basic	$0.02	$(0.17)	$(0.17)	$(0.37)
Net income (loss) per share - diluted	$0.02	$(0.17)	$(0.17)	$(0.37)
For the fiscal periods where the Company is in a loss position, basic and diluted net loss per share are the same, as the inclusion of all potential shares of potential dilutive shares would have had an anti-dilutive effect. The following potentially weighted-average common shares were excluded from the calculation of diluted earnings per share because their inclusion would have been anti-dilutive (shares in thousands):

	Three Months Ended December 31,		Nine Months Ended December 31,
	2024	2023	2024	2023
Stock options	215	381	310	543
Restricted stock units and Performance stock units	4,058	10,451	5,062	9,809
Potential shares attributable to the ESPP	2,950	1,882	3,248	1,046
Total anti-dilutive shares	7,223	12,714	8,620	11,398
12. GEOGRAPHICAL INFORMATION
The following tables set forth the geographic information for each period (in thousands):

	Three Months Ended December 31,		Nine Months Ended December 31,
	2024	2023	2024	2023
United States	$117,037	$122,838	$361,354	$384,344
United Kingdom	31,862	30,592	93,496	91,919
Other International	29,983	27,576	83,177	73,029
Total revenue	$178,882	$181,006	$538,027	$549,292

	December 31, 2024	March 31, 2024
United States	$46,824	$49,992
International	2,404	3,189
Total property and equipment, net	$49,228	$53,181
13. RELATED PARTY TRANSACTIONS
The Company has conducted business with an outside sales and marketing vendor since December 2017, which became a related party in July 2022 when a member of the Company's board of directors joined the vendor's board of directors. Initially, the Company had a two-year contract with this vendor valued at $1.4 million and settled the outstanding contractual obligation of $0.4 million during the nine months ended December 31, 2024. As of December 31, 2024, the Company renewed the two-year contract for an additional one-year contractual term valued at $0.8 million.
14. SUBSEQUENT EVENTS
2024 Delayed Draw Term Loan
Under the terms of the 2024 Credit Agreement, the Company has the right to prepay the 2024 Term Loan at any time without any premium or penalty. On January 10, 2025, the Company paid $15.0 million of quarterly principal payments due July 31, 2025 and October 31, 2025 under the 2024 Term Loan. This short-term principal debt payment is accounted for as a partial debt extinguishment transaction. As a result, the recognition of any associated unamortized debt discount and issuance costs of the 2024 Term Loan will be recognized within other expense, net, in the consolidated statement of operations for the three and twelve months ended March 31, 2025. The remaining principal amount of the 2024 Term Loan after the payments is $152.0 million.

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
OVERVIEW
We are a leading provider of software-as-a-service solutions for contact center, voice communications, video meetings, employee collaboration, and embeddable communication application program interfaces. Our solutions empower workforces worldwide by connecting individuals and teams so they can collaborate faster, work smarter, and better serve customers, from any location. The communications capabilities and advanced artificial intelligence/machine learning technologies of our contact center, communication and collaboration solutions are integrated into a comprehensive cloud-based offering powered by our global communications platform, which together comprise our 8x8 Platform for Customer Experience ("CX") solution. The Platform for CX delivers our unified communications as-a-service, contact center as-a-service, and communications platform as-a-service services. It includes artificial intelligence-driven self-service and digital assistance, intuitive user interfaces, and real-time business analytics and intelligence, enabling organizations of all sizes to design, deploy and adapt tailored communications and workflows for differentiated employee and customer experiences.
The Platform for CX delivers the security, scalability, high availability, and ease-of-use of a modern cloud-based architecture while masking the complexity of a global communications infrastructure. A comprehensive data layer across the platform powers 8x8 artificial intelligence/machine learning algorithms, as well as vertical-specific and purpose-built applications from our ecosystem of technology partners. This enables data-driven business insights that can drive employee productivity, resource optimization, and more effective end-customer interactions through simplified and automated workflows. Built with core cloud technologies that we own and manage internally, as well as integrated third-party applications from our technology partners, our Platform for CX enables agile workplaces and fosters seamless communications and collaboration between an organization’s customers, contact center agents, and employees, regardless of geographic location.
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
While the implications of macroeconomic events on our business, results of operations and overall financial position remain uncertain over the long term, we expect that adverse economic conditions will continue to adversely impact our business in future periods. For example, our installed base business, which includes more than 51,000 small businesses, continues to experience macroeconomic headwinds.

SUMMARY AND OUTLOOK
As part of our long-term strategy to grow our revenue, achieve profitability, and increase cash flow, we have focused on expanding our mid-market, enterprise and public sector customer base. We believe that continued innovation is a critical factor in attracting and retaining these customers and is an important variable in achieving sustainable growth. We are committed to maintaining a high level of investment in engineering to deliver product innovation across our Platform for CX, expand our ecosystem of integrated third-party applications, and maintain the high availability our customers require.
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
KEY GAAP OPERATING RESULTS
To assess the success of our strategies to achieve growth and increase our cash flow, management reviews our financial performance as presented in our consolidated financial statements, including trends in revenue, gross profit margin, income (loss) from operations, and cash flow generated by operations in absolute dollars and as a percentage of revenue as presented in the following table:

	Fiscal Year 2025			Fiscal Year 2024
	Three Months Ended			Three Months Ended
(In thousands, except percentages)	December 31, 2024	September 30, 2024	June 30, 2024	March 31, 2024	December 31, 2023	September 30, 2023	June 30, 2023
Service revenue	$173,459	$175,075	$172,801	$172,490	$175,069	$177,782	$175,238
% of Total Revenue	97.0%	96.7%	97.0%	96.1%	96.7%	96.1%	95.6%
Gross profit	$121,085	$123,175	$120,960	$122,444	$124,846	$127,897	$128,613
% of Total Revenue	67.7%	68.1%	67.9%	68.2%	69.0%	69.1%	70.2%
Income (loss) from operations	$8,979	$7,169	$(1,374)	$(14,219)	$(9,391)	$(2,583)	$(1,410)
% of Total Revenue	5.0%	4.0%	(0.8)%	(7.9)%	(5.2)%	(1.4)%	(0.8)%
Net income (loss)	$3,022	$(14,543)	$(10,290)	$(23,591)	$(21,222)	$(7,452)	$(15,327)
% of Total Revenue	1.7%	(8.0)%	(5.8)%	(13.1)%	(11.7)%	(4.0)%	(8.4)%
Net cash provided by operating activities	$27,216	$12,317	$18,148	$12,653	$22,396	$17,463	$26,473

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
General and Administrative
General and administrative expenses consist primarily of personnel and related costs, professional services fees, corporate administrative costs, state and local taxes and regulatory fees, and allocated information technology and facilities costs.
Impairment of Long-Lived Assets
Impairment of long-lived assets consists of non-cash impairment charges for right-of-use assets and capitalized software. During the third quarter of fiscal year 2024, we partially ceased use of the Company's Headquarters and an international office space. We reviewed the recoverability of the related right-of-use assets and determined an impairment indicator was identified as these events indicated the carrying value of the right-of-use assets may not be recoverable. In connection with partially ceasing use of the Company’s Headquarters and an international office space, the Company recorded impairment charges of $9.9 million and $1.1 million, respectively, as the carrying amount of the right-of-use assets related to the leases exceeded its fair value based on the Company’s estimate of future discounted cash flows related to the leased facilities. During the three and nine months ended December 31, 2023, the non-cash charge of $11.0 million was recorded as an impairment of long-lived assets on the consolidated statements of operations and consisted of an $11.0 million impairment of operating lease right-of-use assets.
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
RESULTS OF OPERATIONS
Revenue
Service revenue

	Three Months Ended December 31,				Nine Months Ended December 31,
(In thousands, except percentages)	2024	2023	Change		2024	2023	Change
Service revenue	$173,459	$175,069	$(1,610)	(0.9)%	$521,335	$528,089	$(6,754)	(1.3)%
Percentage of total revenue	97.0%	96.7%			96.9%	96.1%
Three Months Ended
Service revenue decreased by $1.6 million, or 0.9%, for the three months ended December 31, 2024 compared to the three months ended December 31, 2023. This change was driven by a decrease in revenue from subscriptions of $4.3 million primarily due to a decline in revenue from customers on the Fuze platform partially offset by an increase of $2.7 million in platform usage revenue.
Nine Months Ended
Service revenue decreased by $6.8 million, or 1.3%, for the nine months ended December 31, 2024 compared to the nine months ended December 31, 2023. This change was driven by a decrease in revenue from subscriptions of $13.9 million primarily due to a decline in revenue from customers on the Fuze platform offset by an increase of $7.1 million in platform usage revenue.
Other revenue

	Three Months Ended December 31,				Nine Months Ended December 31,
(In thousands, except percentages)	2024	2023	Change		2024	2023	Change
Other revenue	$5,423	$5,937	$(514)	(8.7)%	$16,692	$21,203	$(4,511)	(21.3)%
Percentage of total revenue	3.0%	3.3%			3.1%	3.9%
Three Months Ended
Other revenue decreased by $0.5 million, or 8.7%, for the three months ended December 31, 2024 compared to the three months ended December 31, 2023, due to lower product and professional service revenue of $0.4 million and $0.1 million, respectively.
Nine Months Ended
Other revenue decreased by $4.5 million, or 21.3%, for the nine months ended December 31, 2024 compared to the nine months ended December 31, 2023, due to lower professional service and product revenue of $2.7 million and $1.8 million, respectively.

Cost of Revenue
Cost of service revenue

	Three Months Ended December 31,				Nine Months Ended December 31,
(In thousands, except percentages)	2024	2023	Change		2024	2023	Change
Cost of service revenue	$50,529	$48,983	$1,546	3.2%	$150,276	$144,403	$5,873	4.1%
Percentage of service revenue	29.1%	28.0%			28.8%	27.3%
Three Months Ended
Cost of service revenue increased by $1.5 million, or 3.2%, for the three months ended December 31, 2024 compared to the three months ended December 31, 2023, primarily due to an increase of $4.0 million in costs to deliver our subscription and platform usage services. This increase was partially offset by decreases of $0.9 million in amortization of capitalized software and $1.6 million in salaries, benefits, and consulting costs.
Nine Months Ended
Cost of service revenue increased by $5.9 million, or 4.1%, for the nine months ended December 31, 2024 compared to the nine months ended December 31, 2023, primarily due to an increase of $12.2 million in costs to deliver our subscription and platform usage services. This increase was partially offset by decreases of $3.2 million related to the amortization of capitalized software, $2.1 million in salaries, benefits, and consulting costs, and $1.0 million in software costs.
Cost of other revenue

	Three Months Ended December 31,				Nine Months Ended December 31,
(In thousands, except percentages)	2024	2023	Change		2024	2023	Change
Cost of other revenue	$7,268	$7,177	$91	1.3%	$22,531	$23,533	$(1,002)	(4.3)%
Percentage of other revenue	134.0%	120.9%			135.0%	111.0%
Three Months Ended
Cost of other revenue increased by $0.1 million, or 1.3%, for the three months ended December 31, 2024 compared to the three months ended December 31, 2023, primarily due to a decrease of $0.1 million in salaries, benefits, and consulting costs to deliver our professional services.
Nine Months Ended
Cost of other revenue decreased by $1.0 million, or 4.3%, for the nine months ended December 31, 2024 compared to the nine months ended December 31, 2023, primarily due to a decrease of $0.7 million in lower product costs associated with IP telephone hardware coupled with a decrease of $0.3 million in salaries, benefits, and consulting costs to deliver our professional services.

Operating Expenses
Research and development

	Three Months Ended December 31,				Nine Months Ended December 31,
(In thousands, except percentages)	2024	2023	Change		2024	2023	Change
Research and development	$29,833	$32,787	$(2,954)	(9.0)%	$93,261	$102,286	$(9,025)	(8.8)%
Percentage of total revenue	16.7%	18.1%			17.3%	18.6%
Three Months Ended
Research and development expenses decreased by $3.0 million, or 9.0%, for the three months ended December 31, 2024 compared to the three months ended December 31, 2023, primarily due to decreases of $2.0 million in stock-based compensation, $1.3 million in facilities costs, $0.8 million in combined salaries, benefits, and consulting costs, and $0.3 million in other costs necessary for us to conduct our product, platform development and engineering efforts. These decreases were partially offset by increases of $1.0 million in costs to operate data centers and $0.4 million in internally-developed software.
Nine Months Ended
Research and development expenses decreased by $9.0 million, or 8.8%, for the nine months ended December 31, 2024 compared to the nine months ended December 31, 2023, primarily due to decreases of $6.6 million in stock-based compensation, $4.0 million in combined salaries, benefits, consulting and other costs, and $1.5 million in facilities and other costs necessary for us to conduct our product, platform development and engineering efforts. These decreases were partially offset by increases of $2.1 million in costs to operate data centers and $1.0 million in internally-developed software.
Sales and marketing

	Three Months Ended December 31,				Nine Months Ended December 31,
(In thousands, except percentages)	2024	2023	Change		2024	2023	Change
Sales and marketing	$65,644	$66,997	$(1,353)	(2.0)%	$197,617	$204,189	$(6,572)	(3.2)%
Percentage of total revenue	36.7%	37.0%			36.7%	37.2%
Three Months Ended
Sales and marketing expenses decreased by $1.4 million, or 2.0%, for the three months ended December 31, 2024 compared to the three months ended December 31, 2023, primarily due to decreases of $2.3 million in channel commissions and amortization of deferred commissions and $1.7 million in stock-based compensation expense. These decreases were partially offset by increases of $1.4 million in paid media and other marketing services costs and $1.2 million in salaries, benefits, and consulting costs.
Nine Months Ended
Sales and marketing expenses decreased by $6.6 million, or 3.2%, for the nine months ended December 31, 2024 compared to the nine months ended December 31, 2023, primarily due to decreases of $5.4 million in stock-based compensation expense and $5.2 million in channel commissions and amortization of deferred commissions. These decreases were partially offset by an increase of $3.7 million in salaries, benefits, and consulting costs and $0.3 million in paid media and other marketing services costs.

General and administrative

	Three Months Ended December 31,				Nine Months Ended December 31,
(In thousands, except percentages)	2024	2023	Change		2024	2023	Change
General and administrative	$16,629	$23,419	$(6,790)	(29.0)%	$59,568	$77,231	$(17,663)	(22.9)%
Percentage of total revenue	9.3%	12.9%			11.1%	14.1%
Three Months Ended
General and administrative expenses decreased by $6.8 million, or 29.0%, for the three months ended December 31, 2024 compared to the three months ended December 31, 2023, primarily due to a $6.0 million decrease associated with Fuze, Inc. legal, regulatory and state and local tax matters. During the three months ended December 31, 2024, we adjusted accruals related to USF and other Fuze, Inc. legal, regulatory and state and local tax matters and recognized a benefit of $6.0 million. The decrease was also due to decreases of $0.6 million in stock-based compensation expense and $0.2 million in salaries, benefits, and consulting costs.
Nine Months Ended
General and administrative expenses decreased by $17.7 million, or 22.9%, for the nine months ended December 31, 2024 compared to the nine months ended December 31, 2023, primarily due to a $14.7 million decrease associated with Fuze, Inc regulatory and state and local tax matters. During the nine months ended December 31, 2024, we adjusted accruals related to USF and other Fuze, Inc. legal, regulatory and state and local tax matters and recognized a benefit of $9.2 million, compared to $5.5 million of expenses recognized during the nine months ended December 31, 2023. The decrease was also due to decreases of $2.5 million in salaries, benefits, and consulting costs and $2.0 million in stock-based compensation expense. These decreases were partially offset by an increase of $1.5 million in other general corporate costs.
Impairment of Long-Lived Assets

	Three Months Ended December 31,				Nine Months Ended December 31,
(In thousands, except percentages)	2024	2023	Change		2024	2023	Change
Impairment of long-lived assets	$—	$11,034	$(11,034)	NM	$—	$11,034	$(11,034)	NM
Percentage of total revenue	—%	6.1%			—%	2.0%
Three Months Ended and Nine Months Ended
Impairment of long-lived assets decreased $11.0 million for the three and nine months ended December 31, 2024, respectively, compared to the three and nine months ended December 31, 2023. During the third quarter of fiscal year 2024, we partially ceased use of the Company's Headquarters and an international office space. We reviewed the recoverability of the related right-of-use assets and determined an impairment indicator was identified as these events indicated the carrying value of the right-of-use assets may not be recoverable. In connection with partially ceasing use of the Company’s Headquarters and an international office space, the Company recorded impairment charges of $9.9 million and $1.1 million, respectively, as the carrying amount of the right-of-use assets related to the leases exceeded its fair value based on the Company’s estimate of future discounted cash flows related to the leased facility. During the three and nine months ended December 31, 2023, the non-cash charge of $11.0 million was recorded as an impairment of long-lived assets on the condensed consolidated statements of operations and consisted of an $11.0 million impairment of operating lease right-of-use assets.
Other expense, net
Interest expense

	Three Months Ended December 31,				Nine Months Ended December 31,
(In thousands, except percentages)	2024	2023	Change		2024	2023	Change
Interest expense	$(5,842)	$(10,035)	$4,193	(41.8)%	$(23,703)	$(30,174)	$6,471	(21.4)%
Percentage of total revenue	(3.3)%	(5.5)%			(4.4)%	(5.5)%

Three Months Ended
Interest expense decreased by $4.2 million, or 41.8%, for the three months ended December 31, 2024 compared to the three months ended December 31, 2023, primarily due to the 2022 Term Loan debt extinguishment and decreased interest rate and principal on the 2024 Term Loan. See Note 8, Convertible Senior Notes and Term Loan, for further details.
Nine Months Ended
Interest expense decreased by $6.5 million, or 21.4%, for the nine months ended December 31, 2024 compared to the nine months ended December 31, 2023, primarily due to the 2022 Term Loan debt extinguishment and decreased interest rate and principal on the 2024 Term Loan. See Note 8, Convertible Senior Notes and Term Loan, for further details.
Other income (expense), net

	Three Months Ended December 31,				Nine Months Ended December 31,
(In thousands, except percentages)	2024	2023	Change		2024	2023	Change
Other income (expense), net	$793	$(1,275)	$2,068	NM	$(10,200)	$1,133	$(11,333)	NM
Percentage of total revenue	0.4%	(0.7)%			(1.9)%	0.2%
Three Months Ended
We recognized $0.8 million of other income, net during the three months ended December 31, 2024 compared to $1.3 million of other expense, net during the three months ended December 31, 2023, primarily due to a $2.2 million decrease in loss on foreign exchange and other expenses and a decrease of $0.5 million in gain on the remeasurement of warrants issued in connection with the term loan. These expense decreases were offset by a $0.6 million decrease in interest income earned on highly liquid investments.
Nine Months Ended
We recognized $10.2 million of other expense, net during the nine months ended December 31, 2024, compared to $1.1 million of other income, net during the nine months ended December 31, 2023, primarily due to a $10.4 million increase on loss of debt extinguishment due to the payoff of the 2022 Term Loan and a $0.9 million increase in loss on foreign exchange and other expenses.
Provision for income taxes

	Three Months Ended December 31,				Nine Months Ended December 31,
(In thousands, except percentages)	2024	2023	Change		2024	2023	Change
Provision for income taxes	$908	$521	$387	NM	$2,682	$1,576	$1,106	NM
Percentage of total revenue	0.5%	0.3%			0.5%	0.3%
Three Months Ended
The provision for income taxes increased by $0.4 million for the three months ended December 31, 2024 compared to the three months ended December 31, 2023, driven by an increase in estimated United States cash taxes recorded in fiscal year 2025 compared to fiscal year 2024.
Nine Months Ended
The provision for income taxes increased by $1.1 million for the nine months ended December 31, 2024 compared to the nine months ended December 31, 2023, driven by an increase in estimated United States cash taxes of $0.9 million and an increase in foreign income tax expense of $0.2 million.

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
Cash, Cash Equivalents, and Investments
The following is a summary of our cash and cash equivalents and investments (in thousands):

	December 31, 2024	March 31, 2024
Cash and cash equivalents	$104,165	$116,262
Restricted cash, current[1]	462	356
Short-term investments	—	1,048
Restricted cash, non-current[1]	—	105
Total	$104,627	$117,771
(1) Restricted cash supports letters of credit securing leases for office facilities and certain equipment for the same periods.
Our primary requirements for liquidity and capital are working capital needs due to delivery of our various products to customers, research and development, sales and marketing activities, principal and interest payments on our outstanding debt and other general corporate needs. Historically, these cash requirements have been met from cash provided by operating activities and our cash and cash equivalents balances. Our current capital deployment strategy for fiscal year 2025 is to use excess cash on hand to support our continued growth initiatives into select markets and planned software development activities and pay down our debt. As of December 31, 2024, we are not party to any off-balance sheet arrangements that have had or are reasonably likely to have a current or future material effect on our financial condition, results of operations, liquidity, capital expenditures, or capital resources. Significant cash requirements for the fiscal year include our operating lease obligations, interest payments related to our debt obligations, and operating and capital purchase commitments. For information regarding our expected cash requirements and timing of payments related to leases and non-cancelable purchase commitments, see Note 6, Leases, and Note 7, Commitments and Contingencies, respectively, to the consolidated financial statements in our Form 10-K. Additionally, see Note 8, Convertible Senior Notes and Term Loan, to the consolidated financial statements in our Form 10-K for more information related to our debt obligations and applicable covenants.
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
Cash Flows
The following is a summary of our cash flows provided by (used in) operating, investing and financing activities (in thousands):

	Nine Months Ended December 31,
	2024	2023
Net cash provided by operating activities	$57,681	$66,332
Net cash (used in) provided by investing activities	(10,230)	12,231
Net cash used in financing activities	(59,097)	(22,635)
Effect of exchange rate changes on cash	(450)	674
Net increase (decrease) in cash and cash equivalents	$(12,096)	$56,602
Cash provided by operating activities decreased by $8.7 million to $57.7 million for the nine months ended December 31, 2024, mainly due to an increase in cash paid to suppliers and employees partially offset by an increase in cash received from customers. Cash used in investing activities decreased $22.5 million to $10.2 million for the nine months ended December 31, 2024, mainly due to decreases in the purchases, sales, and maturities of investments. Cash used in financing activities increased by $36.5 million to $59.1 million for the nine months ended December 31, 2024, mainly due to principal repayments for our term loan, payments for debt issuance costs, and other financing activities.

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
The 2024 Term Loan bears interest at an annual rate equal to Term SOFR, plus a margin of either 2.50%, 2.75% or 3.00% based on the consolidated total net leverage ratio of the Company and its subsidiaries. The initial margin will be 3.00% for the fiscal quarter ending September 30, 2024. We have the option to pay interest monthly, quarterly, or semi-annually. During the three months ended December 31, 2024, we elected quarterly payment terms which resulted in cash payments of $3.2 million. During the three months ended March 31, 2025, we have elected monthly interest payment terms, which will result in cash payments of approximately $2.9 million. As of August 5, 2024, the scheduled principal repayments of $22.5 million in fiscal year 2025 ($7.5 million on October 31, 2024, December 31, 2024 and March 31, 2025, respectively), $37.5 million in fiscal year 2026 ($7.5 million on June 30, 2025 and $10.0 million on September 30, 2025, December 31, 2025 and March 31, 2026, respectively), and $47.5 million in fiscal year 2027 ($10.0 million on June 30, 2026, $12.5 million on September 30, 2026 and each quarter thereafter through maturity) are required, and the remaining $92.5 million principal is due before or upon maturity in fiscal year 2028. These annualized repayments will be made in quarterly installments. As of December 31, 2024, the debt issuance costs are amortized to interest expense over the term of the 2024 Term Loan at an effective interest rate of 8.69%.
Under the terms of the 2024 Credit Agreement, we have the right to prepay the 2024 Term Loan at any time without any premium or penalty. On October 7, 2024, we paid $15.0 million of quarterly principal payments due October 31, 2024 and December 31, 2024 under the 2024 Term Loan. On November 1, 2024, we prepaid $18.0 million of additional principal payments. These short-term principal debt payments are accounted for as partial debt extinguishment transactions. The carrying value of the 2024 Term Loan, including the unamortized debt discount and issuance costs, was derecognized. The difference of $0.2 million between the cash consideration paid to partially extinguish the 2024 Term Loan and the carrying value of the 2024 Term Loan was recognized as a loss on debt extinguishment included in the loss on debt extinguishment line item recorded in other expense in the condensed consolidated statement of operations. The remaining principal amount of the 2024 Term Loan after the payments is $167.0 million. As of December 31, 2024, we have paid $22.5 million and $10.5 million of the originally scheduled principal repayments for fiscal year 2025 and fiscal year 2026, respectively. On January 10, 2025, we paid $15.0 million of quarterly principal payments due July 31, 2025 and October 31, 2025 under the 2024 Term Loan. See Note 14, Subsequent Events, for more information regarding this prepayment.
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
Material Cash Requirements and Other Obligations
As of March 31, 2024, our material cash requirements and other obligations were $690.1 million. During the nine months ended December 31, 2024, we entered into a $24.1 million noncancelable three-year hosting service contract. Under this agreement, $4.5 million remains due during fiscal year 2025, $8.5 million will be due during fiscal year 2026, $6.0 million will be due during fiscal year 2027 and $2.5 million will be due during fiscal year 2028. For information regarding our material cash requirements and other obligations, see Item 7, "Management's Discussion and Analysis", in our Form 10-K.

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
Our consolidated financial statements are prepared in accordance with U.S. generally accepted accounting principles ("U.S. GAAP"). See Note 1, The Company and Significant Accounting Policies, in the notes to the unaudited condensed consolidated financial statements included in this Quarterly Report, which describes the significant accounting policies and methods used in the preparation of our consolidated financial statements. There have been no significant changes during the nine months ended December 31, 2024 to our critical accounting policies and estimates previously disclosed in our Form 10-K.
ITEM 3. Quantitative and Qualitative Disclosures About Market Risk
There have been no material changes in our exposures to market risk since March 31, 2024. For details on the Company’s interest rate and foreign currency exchange risks, see Part I, Item 7A. “Quantitative and Qualitative Information About Market Risks” in our Form 10-K.
ITEM 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, as of December 31, 2024. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of December 31, 2024, our disclosure controls and procedures were effective at a reasonable assurance level.
Changes in Internal Control Over Financial Reporting
During the three months ended December 31, 2024, there was no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
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
(b) None.
(c) None.
ITEM 3. Defaults Upon Senior Securities
None.
ITEM 4. Mine Safety Disclosures
Not applicable.
ITEM 5. Other Information
During the three months ended December 31, 2024, none of the Company's directors and officers adopted or terminated a Rule 10b5-1 trading arrangement.
Our officers (as defined in Rule 16a-1(f) under the Exchange Act) have entered into sell-to-cover arrangements, which constitute non-Rule 10b5-1 trading arrangements (as defined in Item 408(c) of Regulation S-K), authorizing the pre-arranged sale of shares to satisfy tax withholding obligations of the Company arising exclusively from the vesting of restricted stock units (“RSUs”) and performance stock units (“PSUs”), as applicable, and the related issuance of shares. Any sale of shares under these arrangements will occur only if (i) the aggregate value of all of the shares withheld by the Company to satisfy such tax withholding obligations in the given fiscal year has reached a certain threshold, and (ii) the sale does not result in any short-swing liability under Section 16(b) of the Exchange Act. The amount of shares to be sold under these arrangements may vary and will be dependent on the trading price of the Company’s common stock at the time of the vesting of the RSUs and PSUs, as applicable. Each of these arrangements lasts until the final vesting date of the applicable RSUs or PSUs, or each officer’s earlier termination of employment.

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
101
The following materials from 8x8, Inc.'s Quarterly Report on Form 10-Q for the three months ended December 31, 2024, formatted in Inline XBRL: (i) Condensed Consolidated Balance Sheets as of December 31, 2024 and March 31, 2024, (ii) Condensed Consolidated Statements of Operations for the three months ended December 31, 2024 and 2023, (iii) Condensed Consolidated Statements of Comprehensive Loss for the three months ended December 31, 2024 and 2023, (iv) Condensed Consolidated Statements of Stockholders’ Equity as of December 31, 2024 and 2023, (v) Condensed Consolidated Statements of Cash Flows for the three months ended December 31, 2024 and 2023, and (vi) Notes to Consolidated Financial Statements, tagged as blocks of text and including detailed tags XBRL Instance Document
X

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant, 8x8, Inc., a Delaware corporation, has duly caused this Quarterly Report on Form 10-Q to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Campbell, State of California, on February 5, 2025.

8x8, Inc.

/s/ Suzy Seandel
Suzy Seandel
Chief Accounting Officer
(Principal Accounting Officer and Duly Authorized Officer)