Form 10-Q
period 2025-06-30
8X8 INC /DE/
filed 2025-08-06
CIK 1023731

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM	10-Q
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2025
or
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
The number of shares of the Registrant's Common Stock outstanding as of July 31, 2025 was 136,368,843.

8X8, INC.
INDEX TO QUARTERLY REPORT ON FORM 10-Q
FOR THE QUARTER ENDED JUNE 30, 2025

Forward-Looking Statements and Risk Factors
Statements contained in this quarterly report on Form 10-Q, or this "Quarterly Report", regarding our expectations, beliefs, estimates, intentions or strategies are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the "Securities Act"), and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). Any statements contained herein that are not statements of historical fact may be deemed to be forward-looking statements. For example, words such as "may," "will," "should," "estimates," "predicts," "potential," "continue," "strategy," "believes," "anticipates," "plans," "expects," "intends," and similar expressions are intended to identify forward-looking statements. These forward-looking statements include, but are not limited to, statements regarding: industry trends; our number of customers; growth and cost of service revenue; research and development expenses; costs related to our continued growth initiatives; sales and marketing expenses; gross profit margin; general and administrative expenses in future periods; liquidity; indebtedness; capital; cash, cash equivalents and investment balances; and anticipated cash flows. You should not place undue reliance on these forward-looking statements. Actual results and trends may differ materially from historical results and those projected in any such forward-looking statements depending on a variety of factors. These factors include, but are not limited to:
•the impact of economic downturns on us and our customers;
•the impact of cost increases and general inflationary pressures, as well as supply chain shortages and disruptions, on our operating expenses;
•risks related to our secured term loan facility due in 2027 and convertible senior notes due in 2028, including the impact of increased interest expense and timing of any future repayments or refinancing on our stock price;
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
•dependence on new products and services to maintain and grow our business;
•the amount and timing of costs associated with recruiting, training, and integrating new employees and retaining existing employees;
•our reliance on the infrastructure of third-party network service providers;
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
Please refer to the "Risk Factors" section of our annual report on Form 10-K for the fiscal year ended March 31, 2025, as filed with the SEC on May 22, 2025 (the "Form 10-K"), and subsequent Securities and Exchange Commission ("SEC") filings for additional factors that could materially affect our financial performance. All forward-looking statements included in this Quarterly Report are based on information available to us on the date hereof, and we assume no obligation to update any such forward-looking statements. Readers are urged to carefully review and consider the various disclosures made in this Quarterly Report, which attempts to advise interested parties of the risks and factors that may affect our business, financial condition, results of operations and prospects. Our fiscal year ends on March 31 of each calendar year. Each reference to a fiscal year in this Quarterly Report refers to the fiscal year ended March 31 of the calendar year indicated (for example, fiscal year 2026 refers to the fiscal year ending March 31, 2026). Unless the context requires otherwise, references to "we," "us," "our," "8x8," and the "Company" refer to 8x8, Inc. and its consolidated subsidiaries. All dollar amounts within this Quarterly Report are in thousands of United States Dollars ("Dollars") unless otherwise noted.

PART I. FINANCIAL INFORMATION
ITEM 1. Financial Statements
8X8, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited, in thousands, except per share amounts)

	June 30, 2025	March 31, 2025
ASSETS
Current assets:
Cash and cash equivalents	$81,315	$88,050
Restricted cash	105	462
Accounts receivable, net	60,514	49,680
Deferred contract acquisition costs	29,679	30,935
Other current assets	36,367	34,739
Total current assets	207,980	203,866
Property and equipment, net	47,972	47,919
Operating lease, right-of-use assets	32,260	33,508
Intangible assets, net	64,474	67,949
Goodwill	274,476	271,530
Restricted cash, non-current	812	812
Deferred contract acquisition costs, non-current	42,197	44,239
Other assets, non-current	14,177	13,354
Total assets	$684,348	$683,177

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$42,890	$45,773
Accrued and other liabilities	73,768	63,025
Operating lease liabilities	11,003	11,102
Deferred revenue	42,130	37,751
Term loan, current	6,648	11,593
Total current liabilities	176,439	169,244
Operating lease liabilities, non-current	47,010	49,196
Deferred revenue, non-current	645	706
Convertible senior notes, non-current	199,039	198,790
Term loan	129,695	139,581
Other liabilities, non-current	3,330	3,456
Total liabilities	556,158	560,973
Commitments and contingencies (Note 7)
Stockholders' equity:
Preferred stock: $0.001 par value, 5,000 shares authorized, none issued and outstanding as of June 30, 2025 and March 31, 2025	—	—
Common stock: $0.001 par value, 300,000 shares authorized, 135,747 shares and 134,355 shares issued and outstanding as of June 30, 2025 and March 31, 2025, respectively	136	134
Additional paid-in capital	1,022,943	1,018,902
Accumulated other comprehensive loss	(2,853)	(9,111)
Accumulated deficit	(892,036)	(887,721)
Total stockholders' equity	128,190	122,204
Total liabilities and stockholders' equity	$684,348	$683,177
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

8X8, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
(Unaudited, in thousands except per share amounts)

	Three Months Ended June 30,
	2025	2024
Service revenue	$176,308	$172,801
Other revenue	5,053	5,346
Total revenue	181,361	178,147
Cost of service revenue	53,822	49,496
Cost of other revenue	7,099	7,691
Total cost of revenue	60,921	57,187
Gross profit	120,440	120,960
Operating expenses:
Research and development	28,364	32,137
Sales and marketing	68,184	67,106
General and administrative	23,327	23,091
Total operating expenses	119,875	122,334
Income (loss) from operations	565	(1,374)
Interest expense	(3,968)	(9,956)
Other income (expense), net	364	1,716
Loss before provision for income taxes	(3,039)	(9,614)
Provision for income taxes	1,276	676
Net loss	$(4,315)	$(10,290)
Net loss per share:
Basic and diluted	$(0.03)	$(0.08)
Weighted average number of shares:
Basic and diluted	134,809	125,999
Comprehensive income (loss)
Net loss	$(4,315)	$(10,290)
Unrealized loss on investments in securities	—	(5)
Foreign currency translation adjustment	6,258	(354)
Comprehensive income (loss)	$1,943	$(10,649)
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

8X8, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(Unaudited, in thousands)

	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total
	Shares	Amount
Balance at March 31, 2025	134,355	$134	$1,018,902	$(9,111)	$(887,721)	$122,204
Issuance of common stock under stock plans	2,692	3	(3)	—	—	—
Common shares withheld for settlement of taxes in connection with equity-based compensation	(300)	—	(489)	—	—	(489)
Repurchase of common stock	(1,000)	(1)	(1,847)	—	—	(1,848)
Stock-based compensation expense	—	—	6,380	—	—	6,380
Foreign currency translation adjustment	—	—	—	6,258	—	6,258
Net loss	—	—	—	—	(4,315)	(4,315)
Balance at June 30, 2025	135,747	$136	$1,022,943	$(2,853)	$(892,036)	$128,190

	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total
	Shares	Amount
Balance at March 31, 2024	125,194	$125	$973,895	$(11,553)	$(860,509)	$101,958
Issuance of common stock under stock plans	2,769	3	(3)	—	—	—
Stock-based compensation expense	—	—	13,279	—	—	13,279
Unrealized investment loss	—	—	—	(5)	—	(5)
Foreign currency translation adjustment	—	—	—	(354)	—	(354)
Net loss	—	—	—	—	(10,290)	(10,290)
Balance at June 30, 2024	127,963	$128	$987,171	$(11,912)	$(870,799)	$104,588
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

8X8, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited, in thousands)

	Three Months Ended June 30,
	2025	2024
Cash flows from operating activities:
Net loss	$(4,315)	$(10,290)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation	1,690	1,908
Amortization of intangible assets	3,501	5,099
Amortization of capitalized internal-use software costs	2,673	3,758
Amortization of debt discount and issuance costs	336	1,062
Amortization of deferred contract acquisition costs	8,956	9,838
Allowance for credit losses	290	334
Operating lease expense, net of accretion	2,854	3,165
Stock-based compensation expense	6,352	12,801
Loss on debt extinguishment	81	—
Gain on remeasurement of warrants	(209)	(1,747)
Other	(368)	581
Changes in assets and liabilities:
Accounts receivable, net	(9,503)	(732)
Deferred contract acquisition costs	(4,471)	(4,803)
Other current and non-current assets	(2,997)	(658)
Accounts payable and accruals	3,347	(1,413)
Deferred revenue	3,656	(755)
Net cash provided by operating activities	11,873	18,148
Cash flows from investing activities:
Purchases of property and equipment	(377)	(382)
Capitalized internal-use software costs	(4,039)	(3,025)
Purchase of cost investment	—	(771)
Maturities of investments	—	1,048
Net cash used in investing activities	(4,416)	(3,130)
Cash flows from financing activities:
Payments for repurchases of common stock	(1,848)	—
Repayment of principal on term loan	(15,000)	—
Other financing activities	(489)	(352)
Net cash used in financing activities	(17,337)	(352)
Effect of exchange rate changes on cash	2,788	(164)
Net increase (decrease) in cash and cash equivalents	(7,092)	14,502
Cash, cash equivalents and restricted cash, beginning of year	89,324	116,723
Cash, cash equivalents and restricted cash, end of period	$82,232	$131,225

Supplemental disclosures of cash flow information:
Interest paid	$2,567	$6,707
Income taxes paid	$574	$479
Payables and accruals for property and equipment	$21	$3,574
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
Basis of Presentation and Consolidation
The accompanying condensed consolidated financial statements are unaudited and have been prepared in accordance with U.S. generally accepted accounting principles ("U.S. GAAP") and regulations of the Securities and Exchange Commission ("SEC") regarding interim financial reporting. Accordingly, certain information and disclosures normally included in the Company's annual consolidated financial statements prepared in accordance with U.S. GAAP have been condensed or omitted. These condensed consolidated financial statements should be read in conjunction with the Company's audited consolidated financial statements as of and for the fiscal year ended March 31, 2025 and notes thereto included in the Form 10-K. There were no material changes during the three months ended June 30, 2025 to the Company's significant accounting policies as described in the Form 10-K.
The unaudited condensed consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All material intercompany accounts and transactions have been eliminated in consolidation. The Company conducts its operations through one reportable segment.
In the opinion of the Company's management, these condensed consolidated financial statements reflect all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair statement of the Company's financial position, results of operations and cash flows for the periods presented. The results of operations for the interim periods presented are not necessarily indicative of the results to be expected for any subsequent quarter or for the entire year ending March 31, 2026.
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

Recently Issued Not Yet Adopted Accounting Pronouncements
In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures, which expands disclosures in an entity’s income tax rate reconciliation table and disclosures regarding cash taxes paid both in the U.S. and foreign jurisdictions. The standard is effective for annual periods beginning after December 15, 2024, and will therefore be adopted by the Company in its Form 10-K for the fiscal year ending March 31, 2026. The Company is currently evaluating the impact that this guidance will have on its consolidated financial statements and annual income tax disclosures.
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
In November 2024, the FASB issued ASU No. 2024-04, Debt (Topic 470): Debt with Conversion and Other Options, which clarifies whether the induced conversion guidance can be applied to the settlement of a convertible debt instrument that does not require the issuance of equity securities upon conversion. This ASU is effective for fiscal years beginning after December 15, 2025, and interim periods within fiscal years beginning after December 15, 2026. The Company is currently evaluating the impact that this guidance will have on the presentation of its consolidated financial statements and accompanying notes.
In July 2025, the FASB issued ASU 2025-05, Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses for Accounts Receivable and Contract Assets, providing a practical expedient to calculating current expected credit loss by assuming that the current conditions as of the balance sheet date will not change for the remaining life of the asset. This expedient can only be applied to current accounts receivable and current contract assets. This update is effective for annual reporting periods beginning after December 15, 2025 and interim periods within those annual periods, and this update is applied prospectively. The Company is evaluating the impact the that this guidance will have on its consolidated financial statements and accompanying notes.
There have been no other recent accounting pronouncements, changes in accounting pronouncements or recently adopted accounting guidance during the three months ended June 30, 2025 that are of significance or potential significance to us.
2. Revenue
Disaggregation of Revenue
The following tables set forth the revenue geographic information for each period (in thousands):

	Three Months Ended June 30,
	2025	2024
United States	$113,091	$122,858
United Kingdom	30,731	29,206
Other International	37,539	26,083
Total revenue	$181,361	$178,147
Contract Balances
The following table provides amounts of contract assets and deferred revenue from contracts with customers (in thousands):

	June 30, 2025	March 31, 2025
Contract assets, current (component of Other current assets)	$8,109	$7,009
Contract assets, non-current (component of Other non-current assets)	8,111	7,268
Deferred revenue, current	42,130	37,751
Deferred revenue, non-current	645	706
Contract assets are recorded for contract consideration not yet invoiced but for which the performance obligations are completed. Contract assets, net of allowances for credit losses, are included in other current assets or other assets in the Company's consolidated balance sheets, depending on if their reduction will be recognized during the succeeding twelve-month period or beyond.
The change in contract assets was primarily driven by billing customers for amounts that had previously been recognized in revenue but not yet billed. During the three months ended June 30, 2025 and 2024, the Company recognized revenues of approximately $16.5 million and $15.5 million that were included in deferred revenue at the beginning of the fiscal year, respectively.

Remaining Performance Obligations
The Company's subscription terms typically range from one year to five years. Contract revenue from the remaining performance obligations that had not yet been recognized as of June 30, 2025 was approximately $755.0 million. This amount excludes contracts with an original expected length of less than one year. The Company expects to recognize revenue on approximately 83% of the remaining performance obligations over the next 24 months and approximately 17% over the remainder of the subscription period. For purposes of this disclosure, the Company excludes contracts with an original expected length of less than one year.
Deferred Contract Acquisition Costs
Deferred sales commissions are considered incremental and recoverable costs of acquiring customer contracts. Amortization of deferred contract acquisition costs for the three months ended June 30, 2025 and 2024 was approximately $9.0 million and $9.8 million, respectively. There were no material write-offs during the three months ended June 30, 2025 and 2024.
The following table provides amounts of deferred contract acquisition costs from contracts with customers (in thousands):

	June 30, 2025	March 31, 2025
Deferred contract acquisition costs	$29,679	$30,935
Deferred contract acquisition costs, non-current	42,197	44,239
3. Fair Value Measurements
Cash, cash equivalents, and available-for-sale investments were as follows (in thousands):

	As of June 30, 2025
	Amortized Costs	Estimated Fair Value	Cash and Cash Equivalents	Restricted Cash (Current & Non-Current)
Cash	$65,052	$65,052	$64,240	$812
Level 1:
Money market funds	17,180	17,180	17,075	105
Total assets	$82,232	$82,232	$81,315	$917

	As of March 31, 2025
	Amortized Costs	Estimated Fair Value	Cash and Cash Equivalents	Restricted Cash (Current & Non-Current)
Cash	$64,765	$64,765	$63,953	$812
Level 1:
Money market funds	24,559	24,559	24,097	462
Total assets	$89,324	$89,324	$88,050	$1,274
As of June 30, 2024, cash, cash equivalents and restricted cash of $131.2 million included $130.8 million and $0.5 million of cash and cash equivalents, restricted cash and non-current restricted cash, respectively.
To support its current operations, the Company considers all highly liquid investments with an original maturity of three months or less to be cash equivalents. The restricted cash component of the money market funds is comprised of letters of credit securing leases for certain office facilities and an accrued holdback related to a business combination.
The Company uses the Black-Scholes option-pricing valuation model to value its detachable warrants from inception and at each reporting period. During the three months ended June 30, 2025, the Company used historical volatility to determine the fair value of the warrants liability due to the low trading volume and moneyness assessment as of June 30, 2025. Changes in the fair values of the detachable warrants liability are recorded as a gain (loss) on warrants remeasurement within other income (expense), net in the condensed consolidated statements of operations and comprehensive income (loss).
The following table presents additional information about valuation techniques and inputs used for the detachable warrants (see Note 8, Convertible Senior Notes and Term Loan) that are measured at fair value and categorized within Level 3 as of June 30, 2025 and March 31, 2025 (dollars in thousands):

	June 30, 2025	March 31, 2025
Estimated fair value of detachable warrants	$887	$1,096
Unobservable inputs:
Stock volatility	79.7%	79.8%
Risk-free rate	3.7%	3.9%
Expected term	2.1 years	2.4 years
As of June 30, 2025 and March 31, 2025, the estimated fair value of the Company’s convertible senior notes due in 2028 was $171.2 million and $171.1 million, respectively (see Note 8, Convertible Senior Notes and Term Loan). The fair value of the convertible senior notes was determined based on the closing price of each of the securities on the last trading day of the reporting period, and each is Level 2 in the fair value hierarchy due to limited trading activity of the debt instruments. As of June 30, 2025 and March 31, 2025, the carrying value of the Company’s Term Loan approximates its estimated fair value.
4. Financial Statement Components
Accounts receivable, net consisted of the following (in thousands):

	June 30, 2025	March 31, 2025
Trade accounts receivable	$61,586	$50,839
Unbilled trade accounts receivable	5,905	4,972
Less: allowance for credit losses	(1,744)	(1,898)
Less: allowance for sales reserves	(5,233)	(4,233)
Total accounts receivable, net	$60,514	$49,680
Allowance for credit losses and sales reserves consisted of the following (in thousands):

	Three Months Ended June 30, 2025		Year Ended March 31, 2025
	Credit Losses	Sales Reserves	Credit Losses	Sales Reserves
Beginning balance	$(1,898)	$(4,233)	$(2,746)	$(2,502)
(Reserve) provision	(212)	(2,496)	(1,001)	(5,355)
Write-offs (recoveries)	366	1,496	1,849	3,624
Ending balance	$(1,744)	$(5,233)	$(1,898)	$(4,233)
The following tables set forth the property and equipment, net, geographic information for each period (in thousands):

	June 30, 2025	March 31, 2025
United States	$45,944	$45,677
International	2,028	2,242
Total property and equipment, net	$47,972	$47,919
Other current assets consisted of the following (in thousands):

	June 30, 2025	March 31, 2025
Prepaid expense	$22,176	$21,769
Contract assets	8,109	7,009
Other current assets	6,082	5,961
Total other current assets	$36,367	$34,739
Accrued and other liabilities consisted of the following (in thousands):

	June 30, 2025	March 31, 2025
Accrued compensation	$24,020	$17,745
Accrued taxes	25,788	24,186
Other accrued liabilities	23,960	21,094
Total accrued and other liabilities	$73,768	$63,025

Other income (expense), net consisted of the following (in thousands):

	Three Months Ended June 30,
	2025	2024
Loss on debt extinguishment	$(81)	$—
Gain on warrants remeasurement	209	1,747
Interest income	476	1,041
Other income (expense)	(240)	(1,072)
Other income (expense), net	$364	$1,716
5. Intangible Assets and Goodwill
The carrying value of intangible assets consisted of the following (in thousands):

	June 30, 2025				March 31, 2025
	Weighted Average Remaining Useful Life (in years)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Customer relationships	5.5	$105,896	$(43,665)	$62,231	$105,881	$(40,670)	$65,211
Developed technology	1.2	46,740	(44,542)	2,198	46,696	(44,003)	2,693
Trade names and domains	2.7	638	(593)	45	630	(585)	45
Total acquired identifiable intangible assets		$153,274	$(88,800)	$64,474	$153,207	$(85,258)	$67,949
At June 30, 2025, annual amortization of intangible assets, based upon existing intangible assets and current useful lives, is estimated to be the following (in thousands):

Remainder of fiscal year 2026	$10,506
2027	11,869
2028	11,148
2029	11,054
2030 and thereafter	19,897
Total	$64,474
The following table provides a summary of the changes in the carrying amounts of goodwill (in thousands):

Balance as of March 31, 2025	$271,530
Foreign currency translation	2,946
Balance as of June 30, 2025	$274,476

6. Leases
The components of lease expense were as follows (in thousands):

	Three Months Ended June 30,
	2025	2024
Operating lease expense	$2,854	$3,165
Variable lease expense	$950	$1,081
The supplemental cash flow information related to leases was as follows (in thousands):

	Three Months Ended June 30,
	2025	2024
Cash outflows from operating leases	$3,502	$3,742
Right-of-use assets obtained in exchange for operating lease obligations	$—	$1,954
Short-term lease expense was immaterial during the three months ended June 30, 2025 and 2024, respectively.
The following table presents supplemental lease information:

	June 30, 2025	March 31, 2025
Weighted average remaining lease term	5.2 years	5.4 years
Weighted average discount rate	4.7%	4.7%
The following table presents maturity of lease liabilities under the Company's non-cancellable operating leases as of June 30, 2025 (in thousands):

Remainder of fiscal year 2026	$10,221
2027	12,328
2028	11,576
2029	11,436
2030	11,428
Thereafter	7,951
Total lease payments	64,940
Less: imputed interest	(6,927)
Present value of lease liabilities	$58,013
The Company continues to evaluate its leases for potential impairments, noting no further impairments during the three months ended June 30, 2025.
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
During the three months ended June 30, 2025, the Company increased its non-cancellable three-year hosting service contract commitment from $24.1 million to $54.0 million. Under this agreement, $7.1 million remains due during fiscal year 2026, $10.0 million will be due during fiscal year 2027 and $10.0 million will be due during fiscal year 2028.
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
The Company believes it has recorded adequate provisions for any such lawsuits and claims and proceedings as of June 30, 2025. The Company believes that damage amounts claimed in these matters are not meaningful indicators of potential liability. Some of the matters pending against the Company involve potential compensatory, punitive, or treble damage claims or sanctions that, if granted, could require the Company to pay damages or make other expenditures in amounts that could have a material adverse effect on its condensed consolidated financial statements. Given the inherent uncertainties of litigation, the ultimate outcome of the ongoing matters described herein cannot be predicted, and the Company believes it has valid defenses with respect to the legal matters pending against it. Nevertheless, the condensed consolidated financial statements could be materially adversely affected in a particular period by the resolution of one or more of these contingencies.
State and Local Taxes and Surcharges
From time to time, the Company has received inquiries from a number of state and local taxing agencies with respect to the remittance of sales, use, telecommunications, excise, and income taxes. Several jurisdictions currently are conducting tax audits of the Company's records. The Company collects and/or accrues amounts for all taxes and surcharges that it believes are required. The amounts that have been remitted have historically been within the accruals established by the Company. The Company conducts periodic reviews of the taxability of its services with respect to sales, use, telecommunications or other similar indirect taxes and adjusts its accrual when facts relating to specific exposures warrant such adjustment. A similar review was performed on the taxability of services provided by Fuze, Inc., and it was determined that certain services may be subject to sales, use, telecommunications or other similar indirect taxes in certain jurisdictions. Accordingly, the Company recorded contingent indirect tax liabilities. Based on such assessments, as of June 30, 2025 and March 31, 2025, the Company had accrued contingent indirect tax liabilities of $10.8 million and $11.1 million, respectively.
8. Convertible Senior Notes and Term Loan
Components of convertible senior notes and term loans were as follows as of June 30, 2025 and March 31, 2025, respectively (in thousands):

	June 30, 2025			March 31, 2025
	2024 Term Loan	2028 Notes	Total	2024 Term Loan	2028 Notes	Total
Principal	$137,000	$201,914	$338,914	$152,000	$201,914	$353,914
Unamortized debt discount and issuance costs	(657)	(2,875)	(3,532)	(826)	(3,124)	(3,950)
Net carrying amount	$136,343	$199,039	$335,382	$151,174	$198,790	$349,964
Current portion of long-term debt	6,648	—	6,648	11,593	—	11,593
Non-current portion of long-term debt	$129,695	$199,039	$328,734	$139,581	$198,790	$338,371

Components of debt interest expense were as follows as of the three months ended June 30, 2025 and 2024, respectively (in thousands):

	Three Months Ended June 30, 2025			Three Months Ended June 30, 2024
	2024 Term Loan	2028 Notes	Total	2022 Term Loan	2028 Notes	Total
Contractual interest expense	$2,539	$2,019	$4,558	$6,855	$2,039	$8,894
Amortization of debt discount and issuance costs[1]	87	249	336	824	238	1,062
Total debt interest expense[2]	$2,626	$2,268	$4,894	$7,679	$2,277	$9,956
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
The 2024 Term Loan bears interest at an annual rate equal to the Term Standard Overnight Financing Rate (the "Term SOFR"), plus a margin of either 2.50%, 2.75% or 3.00% based on the consolidated total net leverage ratio of the Company and its subsidiaries. The initial margin was 3.00% for the fiscal quarter ending September 30, 2024 and remained 3.00% as of June 30, 2025. The Company has the option to pay interest monthly, quarterly, or semi-annually. During the three months ended June 30, 2025, the Company elected monthly interest payment terms resulting in contractual interest expense of $2.5 million. As of June 30, 2025, the debt issuance costs were amortized to interest expense over the term of the 2024 Term Loan at an effective interest rate of 8.65%.
Under the terms of the 2024 Credit Agreement, the Company has the right to prepay the 2024 Term Loan at any time without any premium or penalty. The Company completed three principal payments of the 2024 Term Loan during fiscal year 2025 for a total of $48.0 million in aggregate principal amount. On April 11, 2025, the Company prepaid $15.0 million of quarterly principal payments due under the 2024 Term Loan. As of June 30, 2025, the scheduled remaining principal repayments are $44.5 million in fiscal year 2027 ($7.0 million on June 30, 2026 and $12.5 million on September 30, 2026 and each quarter thereafter through maturity), and $92.5 million principal is due before or upon maturity in fiscal year 2028. These annualized repayments will be made in quarterly installments. As of June 30, 2025, the Company has paid $37.5 million and $3.0 million of the originally scheduled principal repayments for fiscal year 2026 and 2027, respectively, and the remaining principal amount of the 2024 Term Loan after the payments is $137.0 million.
On July 29, 2025, the Company prepaid $10.0 million of the long-term principal payment due in August 2027 under the 2024 Term Loan. See Note 13, Subsequent Events, for more information regarding this prepayment.
These short-term principal debt payments are accounted for as partial debt extinguishment transactions. The carrying value of the 2024 Term Loan, including the unamortized debt discount and issuance costs, was derecognized. The difference of $0.3 million between the cash consideration paid to partially extinguish the 2024 Term Loan and the carrying value of the 2024 Term Loan was recognized as a loss on debt extinguishment included in the loss on debt extinguishment line item recorded in other expense in the condensed consolidated statement of operations.
The obligations under the 2024 Credit Agreement are guaranteed by the Company’s wholly-owned subsidiaries, subject to certain customary exceptions, and secured by a perfected security interest in substantially all of the Company’s tangible and intangible assets, as well as substantially all of the tangible and intangible assets of the guarantors.
1 Amount represents the non-cash amortization of debt discount and issuance costs associated with the Company's debt instruments. These costs are amortized to interest expense over the respective terms of the debt using the effective interest method.
2 Total debt interest expense excludes the impact of capitalized interest related to property, plant and equipment from general borrowing costs during the three months ended June 30, 2025.

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
The 2024 Credit Agreement contains a consolidated interest coverage ratio financial covenant, a maximum consolidated total net leverage ratio financial covenant and a maximum consolidated secured leverage ratio financial covenant, and contains affirmative and negative covenants customary for transactions of this type, including limitations with respect to share repurchases, indebtedness, liens, investments, dividends, disposition of assets, change in business, and transactions with affiliates. As of June 30, 2025, the Company was in compliance with all covenants set forth in the 2024 Credit Agreement.
2022 Term Loan and Warrants
The Company borrowed $250.0 million in a senior secured term loan facility (the “2022 Term Loan”) under a term loan credit agreement (the “2022 Credit Agreement”) entered into on August 3, 2022 with Wilmington Savings Fund Society, FSB, as administrative agent, and certain affiliates of Francisco Partners (“FP”), with aggregate debt issuance costs and a discount of approximately $20.0 million, including $2.8 million paid in the form of shares of the Company's common stock. The 2022 Term Loan bore interest at an annual rate equal to the Term SOFR (which will be subject to a floor of 1.00% and a credit spread adjustment of 0.10%), plus a margin of 6.50%. The debt discount and debt issuance costs were amortized to interest expense over the term of the 2022 Term Loan at an effective interest rate of 11.94%.
In connection with the 2022 Credit Agreement, the Company issued detachable warrants (the “Warrants”) to affiliates of FP to purchase an aggregate of 3.1 million shares of the Company’s common stock with a five-year term and an exercise price of $7.15 per share (subject to adjustment) that represents a 27.5% premium over the closing price per share of the Company’s common stock on August 3, 2022. The Warrants are classified as liabilities as the Warrants contain certain terms that could result in cash settlement as a result of events outside of the Company’s control. Accordingly, the Company recognizes the Warrants as liabilities at fair value initially and adjusts the Warrants to fair value at each reporting period. As of June 30, 2025 and March 31, 2025, the fair value of the Warrants was $0.9 million and $1.1 million, respectively, and was recorded within other liabilities, non-current on the condensed consolidated balance sheets. The subsequent changes in fair value were recorded through other income (expense), net on the Company’s condensed consolidated statement of operations and comprehensive income (loss). See Note 3, Fair Value Measurements, for further details.
On August 5, 2024, the Company repaid in full the outstanding principal amount and accrued interest of the 2022 Term Loan using the proceeds of the 2024 Term Loan and cash on hand. The Repayment was accounted for as a debt extinguishment. The carrying value of the 2022 Term Loan, including the unamortized debt discount and issuance costs, was derecognized. The difference of $12.0 million between the cash consideration paid to extinguish the 2022 Term Loan and the carrying value of the 2022 Term Loan was recognized as a loss on debt extinguishment included in the loss on debt extinguishment line item recorded in other expense in the condensed consolidated statement of operations and comprehensive income (loss). The Warrants continue to be outstanding, with no change in terms in connection with the Repayment or issuance of the 2024 Term Loan.
2028 Notes

As of June 30, 2025 and March 31, 2025, the Company had $201.9 million aggregate principal amount of 4.00% convertible senior notes due 2028 (the “2028 Notes”), with debt issuance costs of approximately $5.6 million, of which 50% was paid in the form of shares of the Company's common stock. The 2028 Notes are senior obligations of the Company that accrue interest, payable semi-annually in arrears on February 1 and August 1 of each year. The 2028 Notes will mature on February 1, 2028, unless earlier converted, redeemed or repurchased. The initial conversion rate is 139.8064 shares of the Company’s common stock per $1,000 principal amount of the 2028 Notes (equivalent to an initial conversion price of approximately $7.15 per share), subject to customary adjustments. Upon conversion of the 2028 Notes, the Company may elect to satisfy the conversion obligation with cash, shares of the Company’s common stock or a combination of cash and shares of the Company’s stock. As of June 30, 2025, the Company was in compliance with all covenants set forth in the indenture governing the 2028 Notes. The debt discount and debt issuance costs are amortized to interest expense over the term of the 2028 Notes at an effective interest rate of 4.70%.

9. Stock-Based Compensation and Stockholders' Equity
Common Stock Reserved for Future Issuance
Shares of common stock reserved for future issuance related to outstanding equity awards and employee equity incentive plans as of June 30, 2025, were as follows (in thousands):

Common Stock Reserved for Future Issuance
Stock options outstanding	85
Restricted stock units outstanding	18,084
Shares available under the 2017 Plan	247
Shares available under the 2022 Plan	3,382
Shares available for future issuance under ESPP	277
Total shares of common stock reserved	22,075
The maximum number of shares reserved for the grant of awards under the 2022 Plan will be equal to the sum of the following: (i) 8.0 million shares available for grant under the 2022 Amended and Restated Equity Incentive Plan (the "2022 Plan") when it was initially adopted by shareholders on July 12, 2022, plus (ii) 14.0 million new shares approved by shareholders on August 15, 2024, plus (iii) 8.5 million new shares approved by shareholders on July 25, 2025, plus (iv) the number of shares subject to stock options granted under the Amended and Restated 2012 Equity Incentive Plan (the “Prior Plan”) that were outstanding as of 12:01 a.m. Pacific Time on June 22, 2022 (the “Prior Plan Expiration Time”), but only to the extent such stock options expire, terminate, are cancelled without having been exercised in full or are settled in cash after the Prior Plan Expiration Time without the delivery of shares, plus (v) the number of shares subject to restricted stock, RSUs and performance units granted under the Prior Plan that were outstanding as of the Prior Plan Expiration Time, but only to the extent such awards are forfeited by the holder, are reacquired by the Company at less than their then market value as a means of effecting a forfeiture, or are settled in cash after the Prior Plan Expiration Time without the delivery of shares (with the number of shares that recycle based on the Applicable Ratio, which is defined in the 2022 Plan), in each case, subject to adjustment upon certain changes in the Company’s capitalization. The 2022 Plan provides for the granting of incentive stock options to employees and non-statutory stock options to employees, directors or consultants, and granting of stock appreciation rights, restricted stock, restricted stock units and performance units, qualified performance-based awards, and stock grants. The stock option price of incentive stock options granted cannot be less than the fair market value on the effective date of the grant. Options, restricted stock, and restricted stock units generally vest over three years or four years and expire ten years after the grant. As of June 30, 2025, 3.4 million shares remained available for future grants under the 2022 Plan.
Stock-Based Compensation
The following table presents stock-based compensation expense (in thousands):

	Three Months Ended June 30,
	2025	2024
Cost of service revenue	$273	$1,124
Cost of other revenue	139	401
Research and development	1,390	4,823
Sales and marketing	1,999	2,948
General and administrative	2,551	3,505
Total	$6,352	$12,801
The Company accounts for stock-based compensation through the measurement and recognition of compensation expense for share-based payment awards made to employees, directors or consultants over the related requisite service period, including restricted stock, restricted stock units ("RSUs") and performance stock units ("PSUs"), qualified performance-based awards, and stock grants (all issuable under the Company's equity incentive plans).
As of June 30, 2025, unrecognized stock-based compensation expense by award type and their expected weighted-average recognition periods are summarized as follows (in thousands, except years):

	RSU	PSU	ESPP
Unrecognized stock-based compensation expense	$24,438	$3,449	$334
Weighted-average amortization period	2.2 years	1.4 years	0.8 years

Restricted Stock Units
The following table presents the RSU activity (shares in thousands):

	Number of Shares	Weighted Average Grant Date Fair Value	Weighted Average Remaining Contractual Term (in Years)
Balance as of March 31, 2025	10,229	$2.67	0.94
Granted	6,076	1.81
Vested and released	(2,016)	3.18
Forfeited	(313)	2.85
Balance as of June 30, 2025	13,976	$2.22	1.21
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
The grant date fair value of market-based PSUs is determined using a Monte Carlo simulation model. Stock-based compensation expense is recognized over the requisite service period, regardless of whether the market condition is ultimately achieved. During the three months ended June 30, 2025 and 2024, the Company determined that the market conditions were not achieved and therefore no shares have been earned.
Performance-Based PSUs
Performance-based PSUs are granted to certain employees, including executive officers, with vesting based on the achievement of specific financial or operational goals, such as revenue growth or cash flow from operations ("CFFO"). The grant date fair value of performance-based PSUs are valued based on the Company’s stock price at the grant date. Stock-based compensation expense is recognized over the requisite service period based on the number of units expected to vest, which is reassessed during each reporting period based on the Company’s evaluation of the probability of achieving the applicable performance conditions.
As of June 30, 2025, the Company determined that the CFFO and revenue targets for the first performance period were probable of being achieved and recognized a de minimis amount of related stock-based compensation expense.
The following table presents the PSU activity (shares in thousands):

	Number of Shares	Weighted Average Grant Date Fair Value	Weighted Average Remaining Contractual Term (in Years)
Balance as of March 31, 2025	3,880	$2.88	0.85
Granted[1]	1,295	1.82
Vested and released	(676)	1.88
Forfeited	(392)	5.28
Balance as of June 30, 2025	4,107	$2.48	1.37
Employee Stock Purchase Plan ("ESPP")
As of June 30, 2025, a total of 0.3 million shares were available for issuance under the ESPP.
Share Repurchase Program
In May 2017, the Company's board of directors authorized the Company to purchase $25.0 million of its common stock from time to time under the 2017 Repurchase Plan (the "2017 Plan"). The 2017 Plan expires when the maximum purchase amount is reached, or upon the earlier revocation or termination by the board of directors. During the three months ended June 30, 2025, the Company repurchased 1.0 million shares of common stock in the open market for approximately $1.8 million at an average price of $1.83 per share. The total purchase price of the common stock repurchased and retired was reflected as a reduction to consolidated stockholders' equity during the repurchase period. The remaining amount of shares of the Company's common stock available for repurchase under the 2017 Plan as of June 30, 2025 was approximately $5.2 million.
1 Represents performance-based PSUs granted based on achievement of specific financial or operational goals, such as revenue growth or CFFO.

10. Income Taxes
The Company's effective tax rate was (42.0)% and (7.0)% for the three months ended June 30, 2025 and 2024, respectively. The difference in the effective tax rate and the U.S. federal statutory rate was primarily due to the full valuation allowance that the Company maintains against its U.S. deferred tax assets after adjusting for the impact of certain provisions enacted under the Tax Cuts and Jobs Act, current tax liabilities of profitable foreign subsidiaries subject to different local income tax rates, and state taxes in the United States. The effective tax rate is calculated by dividing the provision for income taxes by the income (loss) before provision for income taxes.
11. Net Loss Per Share
The following is a reconciliation of the weighted average number of common shares outstanding used in calculating basic and diluted net loss per share (in thousands, except per share data):

	Three Months Ended June 30,
	2025	2024
Net loss	$(4,315)	$(10,290)
Weighted average common shares outstanding - basic and diluted	134,809	125,999

Net loss per share - basic and diluted	$(0.03)	$(0.08)
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

	Three Months Ended June 30,
	2025	2024
Stock options	121	358
Restricted stock units and Performance stock units	5,689	8,545
Potential shares attributable to the ESPP	1,449	2,305
Warrants to purchase common stock	3,100	3,100
Total anti-dilutive shares	10,359	14,308
12. Related Party Transactions
The Company has conducted business with an outside sales and marketing vendor since December 2017, which became a related party in July 2022 when a member of the Company's board of directors joined the vendor's board of directors. During the year ended March 31, 2025, the Company renewed its existing two-year contract with the vendor for an additional one-year contractual term valued at $0.8 million. During the three months ended June 30, 2025, the Company paid $0.2 million for services rendered to this vendor.

13. Subsequent Events
2024 Delayed Draw Term Loan
On July 29, 2025, the Company executed the First Amendment (the "Amendment") to the 2024 Credit Agreement. The Amendment is designed to provide additional financial flexibility and support future strategic initiatives. The Amendment reflects the Company's continued commitment to financial discipline as it executes on long-term growth priorities and investor return initiatives.
Under the terms of the 2024 Credit Agreement, the Company may prepay the 2024 Term Loan at any time without incurring a premium or penalty. In connection with the amendment, the Company prepaid $10.0 million of the remaining long-term principal payment due in August 2027 under the 2024 Term Loan. This prepayment is accounted for as partial debt extinguishment, and will result in the recognition of a proportionate share of unamortized debt issuance costs and original issue discount within other expense, net in the condensed consolidated statement of operations for the three months ending September 30, 2025.
The remaining principal amount of the 2024 Term Loan after the prepayment is $127.0 million. The $10.0 million prepayment did not adjust the scheduled quarterly principal payments. The Company has no mandatory principal payments due for fiscal year 2026 and the next quarterly payment is due on June 30, 2026.
One Big Beautiful Bill Act
On July 4, 2025, the United States enacted tax reform legislation through the One Big Beautiful Bill Act (the "OBBBA") (formally known as An Act to provide for reconciliation, pursuant to title II of H. Con. Res. 14). Included in this legislation are provisions that allow the immediate expensing of domestic U.S. research and development expenses, immediate expensing of certain capital expenditures, and other changes to the U.S. taxation of profits derived from foreign operations. The Company continues to evaluate the impact that the OBBBA will have on the Consolidated Financial Statements. Since some of the changes in the legislation will require the U.S. Department of the Treasury to issue new interpretive guidance, and the Company’s assessment remains ongoing, the Company is not able to quantify the impact of the OBBBA on the Consolidated Financial Statements at this time.
Common Stock Reserved for Future Issuance
On July 25, 2025, the shareholders of the Company approved an amendment to the 2022 Plan and the ESPP, which increased the shares of the Company's common stock reserved for future issuance under each plan by 8.5 million shares and 6.0 million shares, respectively.

ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our condensed consolidated financial statements and related notes appearing elsewhere in this Quarterly Report. As discussed in the section titled “Forward-Looking Statements,” the following discussion and analysis contain forward-looking statements that involve risks and uncertainties, as well as assumptions that, if they never materialize or prove incorrect, could cause our results to differ materially from those expressed or implied by such forward-looking statements. Factors that could cause or contribute to these differences include, but are not limited to, those discussed below and elsewhere in this Quarterly Report, particularly those set forth under the section entitled "Risk Factors" in the Form 10-K.
Overview
8x8, Inc. is a global provider of integrated customer experience and business communications solutions, purpose-built to unify customer and employee engagement across the enterprise. Our Platform for CX™ combines contact center, business communications, and application programmable interfaces, or APIs, for communications into a single, secure, AI-powered system that delivers seamless, data-driven interactions. Designed for agility and scale, our platform helps businesses eliminate silos, improve operational efficiency, and turn every conversation into actionable intelligence. By aligning technology with measurable outcomes, we empower organizations to transform how they connect, serve, and grow from first interactions to lasting relationships.
We serve a broad customer base, from small businesses to large global enterprises across every major industry and in over 160 countries. Our strategic focus has increasingly shifted toward mid-market, small and mid-sized enterprise, and public sector organizations, particularly those with 500 to 10,000 employees. These customers often have more complex communication and customer service needs and are more likely to benefit from and invest in multiple services across our platform. This focus aligns with our strengths, eliminating communication silos and enabling businesses to transform every customer interaction into a strategic asset. We also invest resources in retaining our small business customers, including world class onboarding and customer care specialists that are a single point of contact for all service and support needs.
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
In addition, we collaborate closely with strategic technology partners, particularly those with whom we maintain deep integrations or original equipment manufacturer, or OEM, relationships, via structured referral agreements and coordinated lead flow processes. Our carrier partnerships extend our service availability to over 100 countries and territories, ensuring high-quality, reliable communications that support our international footprint.
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
Our investment in innovation has been complemented by initiatives to manage the cost of delivering our services and improve our sales efficiency. We continue to monitor factors that could have an impact on customer buying behavior and demand, including macroeconomic conditions, the competitive environment, contract duration, churn, upsell and down-sell, renewals, and payment terms, all of which have caused variability in our results and may continue to do in the future. We expect the cost of delivering our communication services, both in total dollars and as a percentage of service revenue, to vary with the amount of service revenue and the mix of subscription and usage revenue within service revenue. To improve our sales efficiency over time, we continue to invest in marketing programs to drive awareness for our solutions, and we have increased training for our sales teams, and invested in tools to increase productivity. We have also expanded our reseller partner programs to extend our reach within our target customer market, placing increased emphasis on developing a community of value-added resellers who provide implementation services and Tier 1 customer support in addition to sales. To support our customers and partners, we have expanded our customer success organization and continue to invest in improvements to our back-office processes to increase our operational efficiency over time.
Key GAAP Operating Results
To assess the success of our strategies to achieve growth and increase our cash flow, management reviews our financial performance as presented in our consolidated financial statements, including trends in revenue, gross profit margin, income (loss) from operations, and cash flow generated by operations in absolute dollars and as a percentage of revenue as presented in the following table:

	Fiscal Year 2026	Fiscal Year 2025
	Three Months Ended	Three Months Ended
(In thousands, except percentages)	June 30, 2025	March 31, 2025	December 31, 2024	September 30, 2024	June 30, 2024
Service revenue	$176,308	$171,588	$173,459	$175,075	$172,801
% of Total Revenue	97.2%	96.9%	97.0%	96.7%	97.0%
Gross profit	$120,440	$120,052	$121,085	$123,175	$120,960
% of Total Revenue	66.4%	67.8%	67.7%	68.1%	67.9%
Income (loss) from operations	$565	$419	$8,979	$7,169	$(1,374)
% of Total Revenue	0.3%	0.2%	5.0%	4.0%	(0.8)%
Net income (loss)	$(4,315)	$(5,401)	$3,022	$(14,543)	$(10,290)
% of Total Revenue	(2.4)%	(3.1)%	1.7%	(8.0)%	(5.8)%
Net cash provided by operating activities	$11,873	$5,873	$27,216	$12,317	$18,148

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
Cost of Other Revenue
Cost of other revenue consists primarily of direct and indirect costs associated with the purchase and shipping and handling of IP telephone hardware as well as the scheduling, shipping and handling, personnel costs, and other expenditures incurred in connection with the professional services associated with the deployment and implementation of our products, and allocated information technology and facilities costs.
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

Results of Operations
Revenue
Service revenue

	Three Months Ended June 30,
(In thousands, except percentages)	2025	2024	Change
Service revenue	$176,308	$172,801	$3,507	2.0%
Percentage of total revenue	97.2%	97.0%
Three Months Ended
Service revenue increased by $3.5 million, or 2.0%, for the three months ended June 30, 2025, compared to the three months ended June 30, 2024. This change was driven by an increase of $8.2 million in platform usage revenue partially offset by a decrease in subscription revenue of $4.7 million consisting predominantly of former Fuze customers.
Other revenue

	Three Months Ended June 30,
(In thousands, except percentages)	2025	2024	Change
Other revenue	$5,053	$5,346	$(293)	(5.5)%
Percentage of total revenue	2.8%	3.0%
Three Months Ended
Other revenue decreased by $0.3 million, or 5.5%, for the three months ended June 30, 2025, compared to the three months ended June 30, 2024, due to lower product revenue of $0.8 million partially offset by an increase in professional service revenue of $0.5 million.
Cost of Revenue
Cost of service revenue

	Three Months Ended June 30,
(In thousands, except percentages)	2025	2024	Change
Cost of service revenue	$53,822	$49,496	$4,326	8.7%
Percentage of service revenue	30.5%	28.6%
Three Months Ended
Cost of service revenue increased by $4.3 million, or 8.7%, for the three months ended June 30, 2025, compared to the three months ended June 30, 2024, primarily due to an increase of $7.1 million in costs to deliver our subscription and platform usage services and $1.1 million in salaries, benefits and consulting costs. This increase was partially offset by decreases of $2.4 million in amortization of capitalized software and $1.5 million in stock-based compensation.
Cost of other revenue

	Three Months Ended June 30,
(In thousands, except percentages)	2025	2024	Change
Cost of other revenue	$7,099	$7,691	$(592)	(7.7)%
Percentage of other revenue	140.5%	143.9%
Three Months Ended
Cost of other revenue decreased by $0.6 million, or 7.7%, for the three months ended June 30, 2025, compared to the three months ended June 30, 2024, primarily due to decreases of $0.6 million in lower product costs associated with IP telephone hardware and $0.3 million of stock-based compensation. These decreases were partially offset by an increase of $0.3 million in salaries, benefits, and consulting costs to deliver our professional services.

Operating Expenses
Research and development

	Three Months Ended June 30,
(In thousands, except percentages)	2025	2024	Change
Research and development	$28,364	$32,137	$(3,773)	(11.7)%
Percentage of total revenue	15.6%	18.0%
Three Months Ended
Research and development expenses decreased by $3.8 million, or 11.7%, for the three months ended June 30, 2025, compared to the three months ended June 30, 2024, primarily due to decreases of $3.1 million in stock-based compensation, $1.2 million in internally-developed software and other costs and $0.4 million in costs to operate data centers and facilities. These decreases were partially offset by an increase of $0.9 million in combined salaries, benefits, and consulting costs necessary for us to conduct our product, platform development and engineering efforts.
Sales and marketing

	Three Months Ended June 30,
(In thousands, except percentages)	2025	2024	Change
Sales and marketing	$68,184	$67,106	$1,078	1.6%
Percentage of total revenue	37.6%	37.7%
Three Months Ended
Sales and marketing expenses increased by $1.1 million, or 1.6%, for the three months ended June 30, 2025, compared to the three months ended June 30, 2024, primarily due to increases of $3.4 million in salaries, benefits, and consulting costs and $1.7 million in paid media and other marketing services costs. These increases were partially offset by decreases of $2.8 million in channel commissions and amortization of deferred contract acquisition costs and $1.2 million in stock-based compensation expense.
General and administrative

	Three Months Ended June 30,
(In thousands, except percentages)	2025	2024	Change
General and administrative	$23,327	$23,091	$236	1.0%
Percentage of total revenue	12.9%	13.0%
Three Months Ended
General and administrative expenses increased by $0.2 million, or 1.0%, for the three months ended June 30, 2025, compared to the three months ended June 30, 2024, primarily due to increases of $0.7 million in salaries, benefits, and consulting costs and $0.6 million in legal and regulatory costs. These increases were partially offset by decreases of $1.1 million in stock-based compensation expense and other costs.

Other expense, net
Interest expense

	Three Months Ended June 30,
(In thousands, except percentages)	2025	2024	Change
Interest expense	$(3,968)	$(9,956)	$5,988	(60.1)%
Percentage of total revenue	(2.2)%	(5.6)%
Three Months Ended
Interest expense decreased by $6.0 million, or 60.1%, for the three months ended June 30, 2025, compared to the three months ended June 30, 2024, primarily due to a lower interest rate and principal balance on the 2024 Term Loan compared to the 2022 Term Loan and capitalized interest related to property, plant and equipment from general borrowing costs. See Note 8, Convertible Senior Notes and Term Loan, for further details.
Other income (expense), net

	Three Months Ended June 30,
(In thousands, except percentages)	2025	2024	Change
Other income (expense), net	$364	$1,716	$(1,352)	(78.8)%
Percentage of total revenue	0.2%	1.0%
Three Months Ended
We recognized $0.4 million of other income, net during the three months ended June 30, 2025, compared to $1.7 million of other expense, net during the three months ended June 30, 2024, primarily due to a reduced gain of $1.5 million on the remeasurement of Warrants issued in connection with the 2022 Term Loan and $0.6 million decrease in interest income earned on cash and cash equivalents. These decreases were partially offset by a $0.8 million increase due to foreign exchange.
Provision for income taxes

	Three Months Ended June 30,
(In thousands, except percentages)	2025	2024	Change
Provision for income taxes	$1,276	$676	$600	88.8%
Percentage of total revenue	0.7%	0.4%
Three Months Ended
The provision for income taxes increased by $0.6 million for the three months ended June 30, 2025, compared to the three months ended June 30, 2024, primarily due to an increase in foreign tax expense driven by an increase in profitability of certain foreign entities in fiscal year 2026 compared to fiscal year 2025.

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
Cash and Cash Equivalents
The following is a summary of our cash and cash equivalents (in thousands):

	June 30, 2025	March 31, 2025
Cash and cash equivalents	$81,315	$88,050
Restricted cash, current[1]	105	462
Restricted cash, non-current[1]	812	812
Total	$82,232	$89,324
(1) Restricted cash supports letters of credit securing leases for office facilities and certain equipment for the same periods, and an accrued holdback related to a business combination (see Note 1, The Company and Significant Accounting Policies).
Our primary requirements for liquidity and capital are working capital needs due to delivery of our various products to customers, research and development, sales and marketing activities, principal and interest payments on our outstanding debt and other general corporate needs. Historically, these cash requirements have been met from cash provided by operating activities and our cash and cash equivalents balances. Our current capital deployment strategy for fiscal year 2026 is to invest excess cash on hand to support our continued growth initiatives into select markets and planned software development activities, and pay down our debt. As of June 30, 2025, we are not party to any off-balance sheet arrangements that have had or are reasonably likely to have a current or future material effect on our financial condition, results of operations, liquidity, capital expenditures, or capital resources. Significant cash requirements for the fiscal year include our operating lease obligations, interest payments related to our debt obligations, and operating and capital purchase commitments. For information regarding our expected cash requirements and timing of payments related to leases and non-cancellable purchase commitments, see Note 6, Leases, and Note 7, Commitments and Contingencies, respectively, to the consolidated financial statements. Additionally, refer to Note 8, Convertible Senior Notes and 2024 Term Loan, to the consolidated financial statements for more information related to our debt obligations and applicable covenants.
Our outstanding 2024 Term Loan allows for voluntary prepayments. In order to reduce future cash interest payments, as well as future amounts due at maturity or upon redemption, we may, from time to time, make prepayments. The Company evaluates opportunities for stock repurchases, and may utilize cash and cash equivalents to repurchase shares under the 2017 Plan. During the three months ended June 30, 2025, the Company repurchased 1.0 million shares of common stock in the open market for approximately $1.8 million at an average price of $1.83 per share. For more information, see Note 9, Stock-Based Compensation and Stockholders' Equity.
As of June 30, 2025, our 2028 Notes were trading at a discount to their respective principal amount. We may seek to retire or purchase our outstanding debt through open-market purchases, privately negotiated transactions or otherwise, which may have an impact on our liquidity requirements. Any such transactions will be dependent upon several factors, including our liquidity requirements, contractual restrictions, prevailing market conditions, and other factors. Whether or not we engage in any such transactions will be determined at our discretion. For historical debt payments, see Note 8, Convertible Senior Notes and Term Loan.

Cash Flows
The following is a summary of our cash flows provided by (used in) operating, investing and financing activities (in thousands):

	Three Months Ended June 30,
	2025	2024
Net cash provided by operating activities	$11,873	$18,148
Net cash used in investing activities	(4,416)	(3,130)
Net cash used in financing activities	(17,337)	(352)
Effect of exchange rate changes on cash	2,788	(164)
Net increase (decrease) in cash and cash equivalents	$(7,092)	$14,502
Cash provided by operating activities decreased by $6.3 million to $11.9 million for the three months ended June 30, 2025, primarily due to changes in working capital, the timing of billings and customer collections, as well as the amount and timing of disbursements to our vendors. Cash used in investing activities increased $1.3 million to $4.4 million for the three months ended June 30, 2025, mainly due to an increase in capitalized internal-use software costs. Cash used in financing activities increased by $17.0 million to $17.3 million for the three months ended June 30, 2025, mainly due to principal repayments for our term loan, payments for repurchases of shares of common stock, and other financing activities.
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
The 2024 Term Loan bears interest at an annual rate equal to the Term SOFR, plus a margin of either 2.50%, 2.75% or 3.00% based on the consolidated total net leverage ratio of the Company and its subsidiaries. The initial margin was 3.00% for the fiscal quarter ending September 30, 2024 and remained 3.00% as of June 30, 2025. We have the option to pay interest monthly, quarterly, or semi-annually. During the three months ended June 30, 2025, we elected monthly interest payment terms which resulted in cash payments of $2.6 million. For the three months ending September 30, 2025, we have elected monthly interest payment terms, which will result in cash payments of approximately $2.4 million. As of June 30, 2025, the debt issuance costs were amortized to interest expense over the term of the 2024 Term Loan at an effective interest rate of 8.65%.
Under the terms of the 2024 Credit Agreement, the Company has the right to prepay the 2024 Term Loan at any time without any premium or penalty. The Company completed three principal payments of the 2024 Term Loan during fiscal year 2025 for a total of $48.0 million in aggregate principal amount. On April 11, 2025, the Company prepaid $15.0 million of quarterly principal payments due under the 2024 Term Loan. As of June 30, 2025, the scheduled remaining principal repayments are $44.5 million in fiscal year 2027 ($7.0 million on June 30, 2026 and $12.5 million on September 30, 2026 and each quarter thereafter through maturity) and $92.5 million principal is due before or upon maturity in fiscal year 2028. These annualized repayments will be made in quarterly installments. As of June 30, 2025, the Company has paid $37.5 million and $3.0 million of the originally scheduled principal repayments for fiscal year 2026 and 2027, respectively, and the remaining principal amount of the 2024 Term Loan after the payments is $137.0 million.
On July 29, 2025, we prepaid $10.0 million of the long-term principal payment due in August 2027 under the 2024 Term Loan. See Note 13, Subsequent Events, for more information regarding this prepayment.
These short-term principal debt payments are accounted for as partial debt extinguishment transactions. The carrying value of the 2024 Term Loan, including the unamortized debt discount and issuance costs, was derecognized. The difference of $0.3 million between the cash consideration paid to partially extinguish the 2024 Term Loan and the carrying value of the 2024 Term Loan was recognized as a loss on debt extinguishment included in the loss on debt extinguishment line item recorded in other expense in the condensed consolidated statement of operations and comprehensive income (loss).

2022 Term Loan Extinguishment
On August 5, 2024, we repaid in full the outstanding principal amount and accrued interest of the 2022 Term Loan using the proceeds of the 2024 Term Loan and cash on hand. The Repayment was accounted for as a debt extinguishment. The carrying value of the 2022 Term Loan, including the unamortized debt discount and issuance costs, was derecognized. The difference of $12.0 million between the cash consideration paid to extinguish the 2022 Term Loan and the carrying value of the 2022 Term Loan was recognized as a loss on debt extinguishment included in the loss on debt extinguishment line item recorded in other expense in the condensed consolidated statement of operations and comprehensive income (loss). The Warrants continue to be outstanding with no change in terms in connection with the Repayment or issuance of the 2024 Term Loan.
Loans made under the 2022 Credit Agreement bore interest at an annual rate equal to the Term SOFR, subject to a floor of 1.00% and a credit spread adjustment of 0.10%, plus a margin of 6.50%. During the three months ended June 30, 2024, we paid $7.7 million of interest under the 2022 Term Loan.
Material Cash Requirements and Other Obligations
As of March 31, 2025, our material cash requirements and other obligations were $527.1 million. During the three months ended June 30, 2025, the Company increased its non-cancellable three-year hosting service contract commitment from $24.1 million to $54.0 million. Under this agreement, $7.1 million remains due during fiscal year 2026, $10.0 million will be due during fiscal year 2027 and $10.0 million will be due during fiscal year 2028. For information regarding our material cash requirements and other obligations, see Item 7, "Management's Discussion and Analysis", in the Form 10-K.
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
Our consolidated financial statements are prepared in accordance with U.S. generally accepted accounting principles ("U.S. GAAP"). See Note 1, The Company and Significant Accounting Policies, in the notes to the unaudited condensed consolidated financial statements included in this Quarterly Report, which describes the significant accounting policies and methods used in the preparation of our consolidated financial statements. There have been no significant changes during the three months ended June 30, 2025 to our critical accounting policies and estimates previously disclosed in our Form 10-K.
ITEM 3. Quantitative and Qualitative Disclosures About Market Risk
There have been no material changes in our exposures to market risk since March 31, 2025. For details on the Company’s interest rate and foreign currency exchange risks, see Part I, Item 7A. “Quantitative and Qualitative Information About Market Risks” in our Form 10-K.
ITEM 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, as of June 30, 2025. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of June 30, 2025, our disclosure controls and procedures were effective at a reasonable assurance level.
Changes in Internal Control Over Financial Reporting
During the three months ended June 30, 2025, there was no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
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
ITEM 1A. Risk Factors
Investing in our securities involves risk. Prior to making a decision about investing in our securities, you should carefully consider the specific factors discussed below and under the heading “Risk Factors” in any prospectus supplement, together with all of the other information contained or incorporated by reference in this Quarterly Report. You should also consider the risk factors related to our business and operations described in Part I, Item 1A of the Form 10-K under the heading “Risk Factors”. Additional risks and uncertainties not presently known to us or that we currently deem immaterial may also affect our operations.
ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds
(a) Unregistered Sales of Equity Securities
None.
(b) Use of Proceeds from Registered Securities
None.
(c) Issuer Purchases of Equity Securities
In May 2017, the Company's board of directors authorized the Company to purchase $25.0 million of its common stock from time to time under the 2017 Repurchase Plan (the "2017 Plan"). The 2017 Plan expires when the maximum purchase amount is reached, or upon the earlier revocation or termination by the board of directors. The remaining amount of shares of our common stock available for repurchase under the 2017 Plan as of June 30, 2025 was approximately $5.2 million.
The table below sets forth information regarding our purchases of our common stock during the three months ended June 30, 2025 (in thousands, except per share amounts):

Period	Total Number of Shares Purchased	Average Price Paid per Share (1)	Total Number of Shares Purchased as Part of Publicly Announced Program	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Program
April 1, 2025 - April 30, 2025	—	—	—	$7,065
May 1, 2025 - May 31, 2025	—	—	—	$7,065
June 1, 2025 - June 30, 2025	1,000	$1.83	1,000	$5,237
Total	1,000		1,000
(1) Average Price Paid Per Share excludes cash paid for commissions.
ITEM 3. Defaults Upon Senior Securities
None.
ITEM 4. Mine Safety Disclosures
Not applicable.

ITEM 5. Other Information
None of the Company's directors and officers (as defined in Rule 16a-1(f) under the Exchange Act) adopted or terminated a Rule 10b5-1 trading arrangement (as defined in Item 408(c) of Regulation S-K) during the three months ended June 30, 2025, except as described below:
Kevin Kraus, our Chief Financial Officer and a Section 16 Officer, terminated a Rule 10b5-1 Trading Plan on May 27, 2025 that was intended to satisfy the affirmative defense of Rule 10b5-1(c) under the Exchange Act. Mr. Kraus's Rule 10b5-1 Trading Plan provided for the potential sale of up to 12,000 shares of the Company's common stock. Between December 16, 2024 and May 15, 2025, Mr. Kraus sold 6,000 shares pursuant to the plan.
Laurence Denny, our Chief Legal Officer, Corporate Secretary, and a Section 16 Officer, adopted a Rule 10b5-1 Trading Plan on June 12, 2025 that is intended to satisfy the affirmative defense of Rule 10b5-1(c) under the Exchange Act. Mr. Denny's Rule 10b5-1 Trading Plan provides for the potential sale of up to 20,000 shares of the Company's common stock, plus an additional number of shares (which may vary) that Mr. Denny may receive due to his participation in the Company's Employee Stock Purchase Plan, between September 11, 2025 and March 1, 2026.
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
101
The following materials from 8x8, Inc.'s Quarterly Report on Form 10-Q for the three months ended June 30, 2025, formatted in Inline XBRL: (i) Condensed Consolidated Balance Sheets as of June 30, 2025 and March 31, 2025, (ii) Condensed Consolidated Statements of Operations and Comprehensive Income (Loss) for the three months ended June 30, 2025 and 2024, (iii) Condensed Consolidated Statements of Stockholders’ Equity as of June 30, 2025 and 2024, (iv) Condensed Consolidated Statements of Cash Flows for the three months ended June 30, 2025 and 2024, and (v) Notes to Consolidated Financial Statements, tagged as blocks of text and including detailed tags XBRL Instance Document
X

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant, 8x8, Inc., a Delaware corporation, has duly caused this Quarterly Report on Form 10-Q to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Campbell, State of California, on August 6, 2025.

8x8, Inc.

/s/ Suzy Seandel
Suzy Seandel
Chief Accounting Officer
(Principal Accounting Officer and Duly Authorized Officer)