Form 10-Q
period 2025-09-30
8X8 INC /DE/
filed 2025-11-05
CIK 1023731

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM	10-Q
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2025
or
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
The number of shares of the Registrant's Common Stock outstanding as of October 31, 2025 was 138,640,363.

8X8, INC.
INDEX TO QUARTERLY REPORT ON FORM 10-Q
FOR THE QUARTER ENDED SEPTEMBER 30, 2025

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
•ongoing volatility and tensions in the political and economic environment, including from government shutdown and threats of shutdowns, trade wars and tariffs, the impact of Russia’s invasion of Ukraine and conflicts in the Middle East, and any related macro-economic impacts;
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
•risks related to our plans to sunset the Fuze platform and migrate customers to our own platform following our earlier acquisition of Fuze, Inc.;
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
•risk of inability to use third-party or open-source software; and
•risks related to natural disasters, war, terrorist attacks, global pandemics and other unforeseen events.
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

PART I. FINANCIAL INFORMATION
ITEM 1. Financial Statements
8X8, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited, in thousands, except per share amounts)

	September 30, 2025	March 31, 2025
ASSETS
Current assets:
Cash and cash equivalents	$75,872	$88,050
Restricted cash	812	462
Accounts receivable, net	66,889	49,680
Deferred contract acquisition costs	27,733	30,935
Other current assets	34,316	34,739
Total current assets	205,622	203,866
Property and equipment, net	47,394	47,919
Operating lease, right-of-use assets	30,424	33,508
Intangible assets, net	60,973	67,949
Goodwill	273,803	271,530
Restricted cash, non-current	—	812
Deferred contract acquisition costs, non-current	39,252	44,239
Other assets, non-current	13,288	13,354
Total assets	$670,756	$683,177

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$43,307	$45,773
Accrued and other liabilities	66,872	63,025
Operating lease liabilities	10,740	11,102
Deferred revenue	43,569	37,751
Term loan, current	19,173	11,593
Total current liabilities	183,661	169,244
Operating lease liabilities, non-current	44,420	49,196
Deferred revenue, non-current	477	706
Convertible senior notes, non-current	199,317	198,790
Term loan	107,299	139,581
Other liabilities, non-current	2,420	3,456
Total liabilities	537,594	560,973
Commitments and contingencies (Note 7)
Stockholders' equity:
Preferred stock: $0.001 par value, 5,000 shares authorized, none issued and outstanding as of September 30, 2025 and March 31, 2025	—	—
Common stock: $0.001 par value, 300,000 shares authorized, 138,569 shares and 134,355 shares issued and outstanding as of September 30, 2025 and March 31, 2025, respectively	139	134
Additional paid-in capital	1,028,971	1,018,902
Accumulated other comprehensive loss	(4,679)	(9,111)
Accumulated deficit	(891,269)	(887,721)
Total stockholders' equity	133,162	122,204
Total liabilities and stockholders' equity	$670,756	$683,177
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

8X8, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
(Unaudited, in thousands except per share amounts)

	Three Months Ended September 30,		Six Months Ended September 30,
	2025	2024	2025	2024
Service revenue	$179,094	$175,075	$355,402	$347,876
Other revenue	5,001	5,923	10,054	11,269
Total revenue	184,095	180,998	365,456	359,145
Cost of service revenue	57,699	50,251	111,521	99,747
Cost of other revenue	7,056	7,572	14,155	15,263
Total cost of revenue	64,755	57,823	125,676	115,010
Gross profit	119,340	123,175	239,780	244,135
Operating expenses:
Research and development	27,918	31,291	56,282	63,428
Sales and marketing	63,835	64,867	132,019	131,973
General and administrative	22,238	19,848	45,565	42,939
Total operating expenses	113,991	116,006	233,866	238,340
Income from operations	5,349	7,169	5,914	5,795
Interest expense	(4,842)	(7,905)	(8,810)	(17,861)
Other income (expense), net	468	(12,709)	832	(10,993)
Income (loss) before provision for income taxes	975	(13,445)	(2,064)	(23,059)
Provision for income taxes	208	1,098	1,484	1,774
Net income (loss)	$767	$(14,543)	$(3,548)	$(24,833)
Net income (loss) per share:
Basic	$0.01	$(0.11)	$(0.03)	$(0.19)
Diluted	$0.01	$(0.11)	$(0.03)	$(0.19)
Weighted average number of shares:
Basic	136,970	129,250	135,895	127,633
Diluted	141,561	129,250	135,895	127,633
Comprehensive income (loss)
Net income (loss)	$767	$(14,543)	$(3,548)	$(24,833)
Unrealized loss on investments in securities	—	—	—	(5)
Foreign currency translation adjustment	(1,826)	8,363	4,432	8,009
Comprehensive income (loss)	$(1,059)	$(6,180)	$884	$(16,829)
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

8X8, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(Unaudited, in thousands)

	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total
	Shares	Amount
Balance at March 31, 2025	134,355	$134	$1,018,902	$(9,111)	$(887,721)	$122,204
Issuance of common stock under stock plans	2,692	3	(3)	—	—	—
Common shares withheld for settlement of taxes in connection with equity-based compensation	(300)	—	(489)	—	—	(489)
Repurchase of common stock	(1,000)	(1)	(1,847)	—	—	(1,848)
Stock-based compensation expense	—	—	6,380	—	—	6,380
Foreign currency translation adjustment	—	—	—	6,258	—	6,258
Net loss	—	—	—	—	(4,315)	(4,315)
Balance at June 30, 2025	135,747	$136	$1,022,943	$(2,853)	$(892,036)	$128,190
Issuance of common stock under stock plans	2,231	2	(2)	—	—	—
Common shares withheld for settlement of taxes in connection with equity-based compensation	(226)	—	(479)	—	—	(479)
ESPP share issuance	817	1	1,227	—	—	1,228
Stock-based compensation expense	—	—	5,282	—	—	5,282
Foreign currency translation adjustment	—	—	—	(1,826)	—	(1,826)
Net income	—	—	—	—	767	767
Balance at September 30, 2025	138,569	$139	$1,028,971	$(4,679)	$(891,269)	$133,162

	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total
	Shares	Amount
Balance at March 31, 2024	125,194	$125	$973,895	$(11,553)	$(860,509)	$101,958
Issuance of common stock under stock plans	2,769	3	(3)	—	—	—
Stock-based compensation expense	—	—	13,279	—	—	13,279
Unrealized investment loss	—	—	—	(5)	—	(5)
Foreign currency translation adjustment	—	—	—	(354)	—	(354)
Net loss	—	—	—	—	(10,290)	(10,290)
Balance at June 30, 2024	127,963	$128	$987,171	$(11,912)	$(870,799)	$104,588
Issuance of common stock under stock plans	1,479	2	(2)	—	—	—
ESPP share issuance	1,075	1	1,682	—	—	1,683
Stock-based compensation expense	—	—	9,721	—	—	9,721
Foreign currency translation adjustment	—	—	—	8,363	—	8,363
Net loss	—	—	—	—	(14,543)	(14,543)
Balance at September 30, 2024	130,517	$131	$998,572	$(3,549)	$(885,342)	$109,812
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

8X8, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited, in thousands)

	Six Months Ended September 30,
	2025	2024
Cash flows from operating activities:
Net loss	$(3,548)	$(24,833)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation	3,391	3,756
Amortization of intangible assets	7,003	10,198
Amortization of capitalized internal-use software costs	5,685	7,022
Amortization of debt discount and issuance costs	698	1,718
Amortization of deferred contract acquisition costs	17,402	19,697
Allowance for credit losses	375	1,269
Operating lease expense, net of accretion	5,529	6,038
Stock-based compensation expense	11,715	22,177
Loss on debt extinguishment	127	11,996
Gain on remeasurement of warrants	(246)	(2,010)
Other	(402)	(3,626)
Changes in assets and liabilities:
Accounts receivable, net	(16,392)	(5,314)
Deferred contract acquisition costs	(8,407)	(12,447)
Other current and non-current assets	(1,332)	850
Accounts payable and accruals	(6,053)	(8,886)
Deferred revenue	5,163	2,860
Net cash provided by operating activities	20,708	30,465
Cash flows from investing activities:
Purchases of property and equipment	(1,519)	(1,589)
Capitalized internal-use software costs	(7,140)	(5,892)
Purchase of cost investment	—	(771)
Maturities of investments	—	1,048
Net cash used in investing activities	(8,659)	(7,204)
Cash flows from financing activities:
Proceeds from issuance of common stock under employee stock plans	1,228	1,682
Payments for repurchases of common stock	(1,848)	—
Payments for debt issuance and amendment costs	(70)	(1,114)
Repayment of principal on term loan	(25,000)	(225,000)
Gross proceeds from term loan	—	200,000
Other financing activities	(969)	(704)
Net cash used in financing activities	(26,659)	(25,136)
Effect of exchange rate changes on cash	1,970	3,019
Net increase (decrease) in cash and cash equivalents	(12,640)	1,144
Cash, cash equivalents and restricted cash, beginning of period	89,324	116,723
Cash, cash equivalents and restricted cash, end of period	$76,684	$117,867

Supplemental disclosures of cash flow information:
Interest paid	$9,038	$16,324
Income taxes paid	$1,373	$2,386
Payables and accruals for property and equipment	$108	$3,207
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
Basis of Presentation and Consolidation
The accompanying condensed consolidated financial statements are unaudited and have been prepared in accordance with U.S. generally accepted accounting principles ("U.S. GAAP") and regulations of the Securities and Exchange Commission ("SEC") regarding interim financial reporting. Accordingly, certain information and disclosures normally included in the Company's annual consolidated financial statements prepared in accordance with U.S. GAAP have been condensed or omitted. These condensed consolidated financial statements should be read in conjunction with the Company's audited consolidated financial statements as of and for the fiscal year ended March 31, 2025 and notes thereto included in the Form 10-K. There were no material changes during the three and six months ended September 30, 2025 to the Company's significant accounting policies as described in the Form 10-K.
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

Recently Issued Not Yet Adopted Accounting Pronouncements
In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures, which expands disclosures in an entity’s income tax rate reconciliation table and disclosures regarding cash taxes paid both in the U.S. and foreign jurisdictions. The standard is effective for annual periods beginning after December 15, 2024, and will therefore be adopted by the Company in its Form 10-K for the fiscal year ending March 31, 2026. The Company is currently evaluating the impact this guidance will have on its consolidated financial statements and annual income tax disclosures.
In November 2024, the FASB issued ASU 2024-03, Disaggregation of Income Statement Expenses (Topic 220): Income Statement - Reporting Comprehensive Income - Expense Disaggregation Disclosures, and issued subsequent amendments to the implementation guidance (including ASU 2025-01), which requires companies to disclose additional information about specific expense categories in the notes to financial statements. The update will be effective for annual periods beginning after December 15, 2026, and interim reporting periods beginning after December 15, 2027. The Company is currently evaluating the impact this guidance will have on the presentation of its consolidated financial statements and accompanying notes.
In November 2024, the FASB issued ASU 2024-04, Debt (Topic 470): Debt with Conversion and Other Options, which clarifies whether the induced conversion guidance can be applied to the settlement of a convertible debt instrument that does not require the issuance of equity securities upon conversion. This ASU is effective for fiscal years beginning after December 15, 2025, and interim periods within fiscal years beginning after December 15, 2026. The Company is currently evaluating the impact this guidance will have on the presentation of its consolidated financial statements and accompanying notes.
In July 2025, the FASB issued ASU 2025-05, Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses for Accounts Receivable and Contract Assets, providing a practical expedient to calculating current expected credit loss by assuming that the current conditions as of the balance sheet date will not change for the remaining life of the asset. This expedient can only be applied to current accounts receivable and current contract assets. This update is effective for annual reporting periods beginning after December 15, 2025, and interim periods within those annual periods, and this update is applied prospectively. The Company is evaluating the impact this guidance will have on its consolidated financial statements and accompanying notes.
In September 2025, the FASB issued ASU 2025-06, Intangibles - Goodwill and Other - Internal-Use Software (Subtopic 350-40): Targeted Improvements to the Accounting for Internal-Use Software, which updates the accounting model by replacing the project stage approach with a probable-to-complete threshold, relocates website development guidance into Subtopic 350-40, and requires enhanced disclosures for capitalized software costs. The amendments are effective for annual periods beginning after December 15, 2027, and interim periods within those annual reporting periods. The Company is currently evaluating the impact this guidance will have on its consolidated financial statements and accompanying notes.
There have been no other recent accounting pronouncements, changes in accounting pronouncements or recently adopted accounting guidance during the six months ended September 30, 2025 that are of significance or potential significance to us.
2. Revenue
Disaggregation of Revenue
The Company believes that the nature, amount, timing and uncertainty of its revenue and cash flows and how they are affected by economic factors are most appropriately depicted by (i) geographic region, and (ii) type of revenue or service provided.
The following tables set forth the revenue geographic information based on the billing address for the customers for each period (in thousands):

	Three Months Ended September 30,		Six Months Ended September 30,
	2025	2024	2025	2024
United States	$113,938	$121,459	$227,029	$244,317
United Kingdom	32,636	32,428	63,367	61,634
Other International[1]	37,521	27,111	75,060	53,194
Total revenue	$184,095	$180,998	$365,456	$359,145
Service revenue and other revenue were 97.3% and 2.7% of total revenue for three months ended September 30, 2025, respectively, and 96.7% and 3.3% of total revenue for the three months ended September 30, 2024, respectively. Service revenue and other revenue were 97.2% and 2.8% of total revenue for six months ended September 30, 2025, respectively, and 96.9% and 3.1% of total revenue for the six months ended September 30, 2024, respectively.
1 No individual other international country represented 10% or more of the Company’s total revenue for the three or six months ended September 30, 2025 or 2024.

Service revenue consists of communication services subscriptions and platform usage revenue and related fees from our UCaaS, CCaaS and CPaaS offerings. Subscription and Platform usage revenue was 80.6% and 19.4% of total service revenue for the three months ended September 30, 2025, respectively, and 86.9% and 13.1% of total service revenue for the three months ended September 30, 2024, respectively. Subscription and Platform usage revenue was 81.9% and 18.1% of total service revenue for the six months ended September 30, 2025, respectively, and 87.3% and 12.7% of total service revenue for the six months ended September 30, 2024, respectively.
Contract Balances
The following table provides amounts of contract assets and deferred revenue from contracts with customers (in thousands):

	September 30, 2025	March 31, 2025
Contract assets, current (component of Other current assets)	$6,828	$7,009
Contract assets, non-current (component of Other non-current assets)	7,362	7,268
Deferred revenue, current	43,569	37,751
Deferred revenue, non-current	477	706
Contract assets are recorded for contract consideration not yet invoiced but for which the performance obligations are completed. Contract assets, net of allowances for credit losses, are included in other current assets or other assets in the Company's condensed consolidated balance sheets, depending on if their reduction will be recognized during the succeeding twelve-month period or beyond.
The change in contract assets was primarily driven by billing customers for amounts that had previously been recognized in revenue but not yet billed. The Company recognized revenues of approximately $28.5 million and $27.1 million that were included in deferred revenue at the beginning of the fiscal year during the six months ended September 30, 2025 and 2024, respectively.
Remaining Performance Obligations
The Company's subscription terms typically range from one year to five years. Contract revenue from the remaining performance obligations that had not yet been recognized as of September 30, 2025 was approximately $710 million. This amount excludes contracts with an original expected length of less than one year. The Company expects to recognize revenue on approximately 85% of the remaining performance obligations over the next 24 months and approximately 15% over the remainder of the subscription period. For purposes of this disclosure, the Company excludes contracts with an original expected length of less than one year.
Deferred Contract Acquisition Costs
Deferred sales commissions are considered incremental and recoverable costs of acquiring customer contracts. Amortization of deferred contract acquisition costs for the three months ended September 30, 2025 and 2024 was approximately $8.4 million and $9.9 million, respectively, and $17.4 million and $19.7 million during the six months ended September 30, 2025 and 2024, respectively. There were no material write-offs during the six months ended September 30, 2025 and 2024.
The following table provides amounts of deferred contract acquisition costs from contracts with customers (in thousands):

	September 30, 2025	March 31, 2025
Deferred contract acquisition costs	$27,733	$30,935
Deferred contract acquisition costs, non-current	39,252	44,239

3. Fair Value Measurements
Cash, cash equivalents, and available-for-sale investments were as follows (in thousands):

	As of September 30, 2025
	Amortized Costs	Estimated Fair Value	Cash and Cash Equivalents	Restricted Cash (Current)
Cash	$58,729	$58,729	$57,917	$812
Level 1:
Money market funds	17,955	17,955	17,955	—
Total assets	$76,684	$76,684	$75,872	$812

	As of March 31, 2025
	Amortized Costs	Estimated Fair Value	Cash and Cash Equivalents	Restricted Cash (Current & Non-Current)
Cash	$64,765	$64,765	$63,953	$812
Level 1:
Money market funds	24,559	24,559	24,097	462
Total assets	$89,324	$89,324	$88,050	$1,274
As of September 30, 2024, cash, cash equivalents and restricted cash of $117.9 million included $117.4 million and $0.5 million of cash and cash equivalents and restricted cash, respectively.
To support its current operations, the Company considers all highly liquid investments with an original maturity of three months or less to be cash equivalents. The restricted cash component of the money market funds is comprised of letters of credit securing leases for certain office facilities and an accrued holdback related to a business combination.
The Company uses the Black-Scholes option-pricing valuation model to value its detachable warrants from inception and at each reporting period. During the three months ended September 30, 2025, the Company used historical volatility to determine the fair value of the warrants liability due to the low trading volume and moneyness assessment as of September 30, 2025. Changes in the fair values of the detachable warrants liability are recorded as a gain (loss) on warrants remeasurement within other income (expense), net in the condensed consolidated statements of operations and comprehensive income (loss).
The following table presents additional information about valuation techniques and inputs used for the detachable warrants (see Note 8, Convertible Senior Notes and Term Loan) that are measured at fair value and categorized within Level 3 as of September 30, 2025 and March 31, 2025 (dollars in thousands):

	September 30, 2025	March 31, 2025
Estimated fair value of detachable warrants	$850	$1,096
Unobservable inputs:
Stock volatility	79.0%	79.8%
Risk-free rate	3.6%	3.9%
Expected term	1.9 years	2.4 years
As of September 30, 2025 and March 31, 2025, the estimated fair value of the Company’s convertible senior notes due in 2028 was $176.3 million and $171.1 million, respectively (see Note 8, Convertible Senior Notes and Term Loan). The fair value of the convertible senior notes was determined based on the closing price of each of the securities on the last trading day of the reporting period, and each is Level 2 in the fair value hierarchy due to limited trading activity of the debt instruments. As of September 30, 2025 and March 31, 2025, the carrying value of the Company’s 2024 Term Loan approximates its estimated fair value.

4. Financial Statement Components
Accounts receivable, net consisted of the following (in thousands):

	September 30, 2025	March 31, 2025
Trade accounts receivable	$67,268	$50,839
Unbilled trade accounts receivable	5,690	4,972
Less: allowance for credit losses	(1,704)	(1,898)
Less: allowance for sales reserves	(4,365)	(4,233)
Total accounts receivable, net	$66,889	$49,680
Allowance for credit losses and sales reserves consisted of the following (in thousands):

	Six Months Ended September 30, 2025		Year Ended March 31, 2025
	Credit Losses	Sales Reserves	Credit Losses	Sales Reserves
Beginning balance	$(1,898)	$(4,233)	$(2,746)	$(2,502)
(Reserve) provision	(560)	(6,122)	(1,001)	(5,355)
Write-offs (recoveries)	754	5,990	1,849	3,624
Ending balance	$(1,704)	$(4,365)	$(1,898)	$(4,233)
The following tables set forth the property and equipment, net, geographic information for each period (in thousands):

	September 30, 2025	March 31, 2025
United States	$45,217	$45,677
International	2,177	2,242
Total property and equipment, net	$47,394	$47,919
Other current assets consisted of the following (in thousands):

	September 30, 2025	March 31, 2025
Prepaid expense	$22,200	$21,769
Contract assets	6,828	7,009
Other current assets	5,288	5,961
Total other current assets	$34,316	$34,739
Accrued and other liabilities consisted of the following (in thousands):

	September 30, 2025	March 31, 2025
Accrued compensation	$20,189	$17,745
Accrued taxes	25,117	24,186
Other accrued liabilities	21,566	21,094
Total accrued and other liabilities	$66,872	$63,025
Other income (expense), net consisted of the following (in thousands):

	Three Months Ended September 30,		Six Months Ended September 30,
	2025	2024	2025	2024
Loss on debt extinguishment	$(46)	$(11,996)	$(127)	$(11,996)
Gain on warrants remeasurement	37	263	246	2,010
Interest income	453	936	929	1,977
Other income (expense)	24	(1,912)	(216)	(2,984)
Other income (expense), net	$468	$(12,709)	$832	$(10,993)

5. Intangible Assets and Goodwill
The carrying value of intangible assets consisted of the following (in thousands):

	September 30, 2025				March 31, 2025
	Weighted Average Remaining Useful Life (in years)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Customer relationships	5.3	$105,894	$(46,646)	$59,248	$105,881	$(40,670)	$65,211
Developed technology	1.0	46,735	(45,050)	1,685	46,696	(44,003)	2,693
Trade names and domains	2.4	637	(597)	40	630	(585)	45
Total acquired identifiable intangible assets		$153,266	$(92,293)	$60,973	$153,207	$(85,258)	$67,949
At September 30, 2025, annual amortization of intangible assets, based upon existing intangible assets and current useful lives, is estimated to be the following (in thousands):

Remainder of fiscal year 2026	$7,003
2027	11,869
2028	11,148
2029	11,053
2030 and thereafter	19,900
Total	$60,973
The following table provides a summary of the changes in the carrying amounts of goodwill (in thousands):

Balance as of March 31, 2025	$271,530
Foreign currency translation	2,273
Balance as of September 30, 2025	$273,803
6. Leases
The components of lease expense were as follows (in thousands):

	Three Months Ended September 30,		Six Months Ended September 30,
	2025	2024	2025	2024
Operating lease expense	$2,675	$2,873	$5,529	$6,038
Variable lease expense	$965	$967	$1,915	$2,048
The supplemental cash flow information related to leases was as follows (in thousands):

	Three Months Ended September 30,		Six Months Ended September 30,
	2025	2024	2025	2024
Cash outflows from operating leases	$3,438	$3,653	$6,940	$7,395
Right-of-use assets obtained in exchange for operating lease obligations	$—	$—	$—	$1,954
Short-term lease expense was immaterial during the six months ended September 30, 2025 and 2024, respectively.
The following table presents supplemental lease information:

	September 30, 2025	March 31, 2025
Weighted-average remaining lease term	5.0 years	5.4 years
Weighted-average discount rate	4.6%	4.7%

The following table presents maturity of lease liabilities under the Company's non-cancellable operating leases as of September 30, 2025 (in thousands):

Remainder of fiscal year 2026	$6,752
2027	12,305
2028	11,560
2029	11,430
2030	11,430
Thereafter	7,945
Total lease payments	61,422
Less: imputed interest	(6,262)
Present value of lease liabilities	$55,160
Operating lease liabilities	10,740
Operating lease liabilities, non-current	$44,420
The Company continues to evaluate its leases for potential impairments, noting no further impairments during the six months ended September 30, 2025.
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
During the six months ended September 30, 2025, the Company increased its non-cancellable three-year hosting service contract commitment from $24.1 million to $54.0 million. Under this agreement, $4.8 million remains due during fiscal year 2026, $10.0 million will be due during fiscal year 2027 and $10.0 million will be due during fiscal year 2028.
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

The Company believes it has recorded adequate provisions for any such lawsuits and claims and proceedings as of September 30, 2025. The Company believes that damage amounts claimed in these matters are not meaningful indicators of potential liability. Some of the matters pending against the Company involve potential compensatory, punitive, or treble damage claims or sanctions that, if granted, could require the Company to pay damages or make other expenditures in amounts that could have a material adverse effect on its condensed consolidated financial statements. Given the inherent uncertainties of litigation, the ultimate outcome of the ongoing matters described herein cannot be predicted, and the Company believes it has valid defenses with respect to the legal matters pending against it. Nevertheless, the condensed consolidated financial statements could be materially adversely affected in a particular period by the resolution of one or more of these contingencies.
State and Local Taxes and Surcharges
From time to time, the Company has received inquiries from a number of state and local taxing agencies with respect to the remittance of sales, use, telecommunications, excise, and income taxes. Several jurisdictions currently are conducting tax audits of the Company's records. The Company collects and/or accrues amounts for all taxes and surcharges that it believes are required. The amounts that have been remitted have historically been within the accruals established by the Company. The Company conducts periodic reviews of the taxability of its services with respect to sales, use, telecommunications or other similar indirect taxes and adjusts its accrual when facts relating to specific exposures warrant such adjustment. A similar review was performed on the taxability of services provided by Fuze, Inc., and it was determined that certain services may be subject to sales, use, telecommunications or other similar indirect taxes in certain jurisdictions. Accordingly, the Company recorded contingent indirect tax liabilities. Based on such assessments, as of September 30, 2025 and March 31, 2025, the Company had accrued contingent indirect tax liabilities of $10.6 million and $11.1 million, respectively.
8. Convertible Senior Notes and Term Loan
Components of convertible senior notes and term loans were as follows as of September 30, 2025 and March 31, 2025, respectively (in thousands):

	September 30, 2025			March 31, 2025
	2024 Term Loan	2028 Notes	Total	2024 Term Loan	2028 Notes	Total
Principal	$127,000	$201,914	$328,914	$152,000	$201,914	$353,914
Unamortized debt discount and issuance costs	(528)	(2,597)	(3,125)	(826)	(3,124)	(3,950)
Net carrying amount	$126,472	$199,317	$325,789	$151,174	$198,790	$349,964
Current portion of long-term debt	19,173	—	19,173	11,593	—	11,593
Non-current portion of long-term debt	$107,299	$199,317	$306,616	$139,581	$198,790	$338,371
Components of debt interest expense were as follows as of the three and six months ended September 30, 2025 and 2024, respectively (in thousands):

	Three Months Ended September 30, 2025			Three Months Ended September 30, 2024
	2024 Term Loan	2028 Notes	Total	2024 Term Loan	2022 Term Loan	2028 Notes	Total
Contractual interest expense	$2,461	$2,019	$4,480	$2,619	$2,611	$2,019	$7,249
Amortization of debt discount and issuance costs[1]	84	278	362	104	286	266	656
Total debt interest expense	$2,545	$2,297	$4,842	$2,723	$2,897	$2,285	$7,905
1 Amount represents the non-cash amortization of debt discount and issuance costs associated with the Company's debt instruments. These costs are amortized to interest expense over the respective terms of the debt using the effective interest method.

	Six Months Ended September 30, 2025			Six Months Ended September 30, 2024
	2024 Term Loan	2028 Notes	Total	2024 Term Loan	2022 Term Loan	2028 Notes	Total
Contractual interest expense	$5,000	$4,038	$9,038	$2,619	$9,466	$4,058	$16,143
Amortization of debt discount and issuance costs[1]	171	527	698	104	1,110	504	1,718
Total debt interest expense[2]	$5,171	$4,565	$9,736	$2,723	$10,576	$4,562	$17,861
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
The 2024 Term Loan bears interest at an annual rate equal to the Term Standard Overnight Financing Rate (the "Term SOFR"), plus a margin of either 2.50%, 2.75% or 3.00% based on the consolidated total net leverage ratio of the Company and its subsidiaries. The initial margin was 3.00% for the fiscal quarter ending September 30, 2024 and remained 3.00% as of September 30, 2025. The Company has the option to pay interest monthly, quarterly, or semi-annually. During the three months ended September 30, 2025, the Company elected monthly interest payment terms resulting in contractual interest expense of $2.5 million. As of September 30, 2025, the debt issuance costs were amortized to interest expense over the term of the 2024 Term Loan at an effective interest rate of 8.65%.
Under the terms of the 2024 Credit Agreement, the Company has the right to prepay the 2024 Term Loan at any time without any premium or penalty. The Company completed three principal repayments of the 2024 Term Loan during fiscal year 2025 for a total of $48.0 million in aggregate principal amount. The Company completed two principal repayments of the 2024 Term Loan during fiscal year 2026 for a total of $25.0 million in aggregate principal amount. As of September 30, 2025, the scheduled remaining principal repayments are $44.5 million in fiscal year 2027 ($7.0 million on June 30, 2026 and $12.5 million on September 30, 2026 and each quarter thereafter through maturity), and $82.5 million principal is due before or upon maturity in fiscal year 2028. These annualized repayments will be made in quarterly installments. As of September 30, 2025, the Company has paid $37.5 million, $3.0 million, and $10.0 million of the originally scheduled principal repayments for fiscal year 2026, 2027, and 2028 respectively, and the remaining principal amount of the 2024 Term Loan after the payments is $127.0 million.
On July 29, 2025, the Company executed the First Amendment (the "Amendment") to the 2024 Credit Agreement. The Amendment is designed to provide additional financial flexibility and support future strategic initiatives. The Amendment reflects the Company's continued commitment to financial discipline as it executes long-term growth priorities and investor return initiatives. Under the terms of the 2024 Credit Agreement, the Company may prepay the 2024 Term Loan at any time without incurring a premium or penalty. The Amendment also modified, among other things, the requirements to meet certain financial ratio tests in connection with permitted acquisitions and an adjustment to maintain the existing consolidated total net leverage ratio (a measure of total debt relative to Adjusted Cash EBITDA) at its current level for the duration of the 2024 Credit Agreement. In connection with the Amendment, the Company prepaid $10.0 million of the remaining long-term principal payment due in August 2027 under the 2024 Term Loan. This prepayment did not adjust the scheduled quarterly principal payments.
These short-term principal debt repayments are accounted for as partial debt extinguishment transactions. The carrying value of the 2024 Term Loan, including the unamortized debt discount and issuance costs, was derecognized. The difference of $0.5 million between the cash consideration paid to partially extinguish the 2024 Term Loan and the carrying value of the 2024 Term Loan was recognized as a loss on debt extinguishment included in the loss on debt extinguishment line item recorded in other expense in the condensed consolidated statement of operations.
1 Amount represents the non-cash amortization of debt discount and issuance costs associated with the Company's debt instruments. These costs are amortized to interest expense over the respective terms of the debt using the effective interest method.
2 Total debt interest expense excludes the impact of capitalized interest related to property, plant and equipment from general borrowing costs during the six months ended September 30, 2025.

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
The 2024 Credit Agreement contains a consolidated interest coverage ratio financial covenant, a maximum consolidated total net leverage ratio financial covenant and a maximum consolidated secured leverage ratio financial covenant, and contains affirmative and negative covenants customary for transactions of this type, including limitations with respect to share repurchases, indebtedness, liens, investments, dividends, disposition of assets, change in business, and transactions with affiliates. As of September 30, 2025, the Company was in compliance with all covenants set forth in the 2024 Credit Agreement.
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
In connection with the 2022 Credit Agreement, the Company issued detachable warrants (the “Warrants”) to affiliates of FP to purchase an aggregate of 3.1 million shares of the Company’s common stock with a five-year term and an exercise price of $7.15 per share (subject to adjustment) that represents a 27.5% premium over the closing price per share of the Company’s common stock on August 3, 2022. The Warrants are classified as liabilities as the Warrants contain certain terms that could result in cash settlement as a result of events outside of the Company’s control. Accordingly, the Company recognizes the Warrants as liabilities at fair value initially and adjusts the Warrants to fair value at each reporting period. As of September 30, 2025 and March 31, 2025, the fair value of the Warrants was $0.9 million and $1.1 million, respectively, and was recorded within other liabilities, non-current on the condensed consolidated balance sheets. The subsequent changes in fair value were recorded through other income (expense), net on the Company’s condensed consolidated statement of operations and comprehensive income (loss). See Note 3, Fair Value Measurements, for further details.
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
2028 Notes
As of September 30, 2025 and March 31, 2025, the Company had $201.9 million aggregate principal amount of 4.00% convertible senior notes due 2028 (the “2028 Notes”), with debt issuance costs of approximately $5.6 million, of which 50% was paid in the form of shares of the Company's common stock. The 2028 Notes are senior obligations of the Company that accrue interest, payable semi-annually in arrears on February 1 and August 1 of each year. The 2028 Notes will mature on February 1, 2028, unless earlier converted, redeemed or repurchased. The initial conversion rate is 139.8064 shares of the Company’s common stock per $1,000 principal amount of the 2028 Notes (equivalent to an initial conversion price of approximately $7.15 per share), subject to customary adjustments. Upon conversion of the 2028 Notes, the Company may elect to satisfy the conversion obligation with cash, shares of the Company’s common stock, or a combination of cash and shares of the Company’s stock. As of September 30, 2025, the Company was in compliance with all covenants set forth in the indenture governing the 2028 Notes. The debt discount and debt issuance costs are amortized to interest expense over the term of the 2028 Notes at an effective interest rate of 4.70%.

9. Stock-Based Compensation and Stockholders' Equity
Common Stock Reserved for Future Issuance
Shares of common stock reserved for future issuance related to outstanding equity awards and employee equity incentive plans as of September 30, 2025, were as follows (in thousands):

Common Stock Reserved for Future Issuance
Stock options outstanding	15
Restricted stock units outstanding	16,332
Shares available under the 2017 Plan	302
Shares available under the 2022 Plan	11,359
Shares available for future issuance under ESPP	5,460
Total shares of common stock reserved	33,468
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
The 2022 Plan provides for the granting of incentive stock options to employees and non-statutory stock options to employees, directors or consultants, and granting of stock appreciation rights, restricted stock, restricted stock units and performance units, qualified performance-based awards, and stock grants. The stock option price of incentive stock options granted cannot be less than the fair market value on the effective date of the grant. Options, restricted stock, and restricted stock units generally vest over three years or four years and expire ten years after the grant. As of September 30, 2025, 11.4 million shares remained available for future grants under the 2022 Plan.
Stock-Based Compensation
The following table presents stock-based compensation expense (in thousands):

	Three Months Ended September 30,		Six Months Ended September 30,
	2025	2024	2025	2024
Cost of service revenue	$218	$824	$490	$1,948
Cost of other revenue	89	291	227	692
Research and development	1,132	3,494	2,522	8,317
Sales and marketing	1,786	2,153	3,785	5,101
General and administrative	2,138	2,613	4,691	6,119
Total	$5,363	$9,375	$11,715	$22,177
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

As of September 30, 2025, unrecognized stock-based compensation expense by award type and their expected weighted-average recognition periods are summarized as follows (in thousands, except years):

	RSU	PSU	ESPP
Unrecognized stock-based compensation expense	$21,518	$2,721	$1,160
Weighted-average amortization period	2.1 years	1.1 years	0.8 years
Restricted Stock Units
The following table presents the RSU activity (shares in thousands):

	Number of Shares	Weighted Average Grant Date Fair Value	Weighted Average Remaining Contractual Term (in Years)
Balance as of March 31, 2025	10,229	$2.67	0.94
Granted	7,062	1.84
Vested and released	(4,247)	2.79
Forfeited	(820)	2.52
Balance as of September 30, 2025	12,224	$2.16	1.17
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
The grant date fair value of market-based PSUs is determined using a Monte Carlo simulation model. Stock-based compensation expense is recognized over the requisite service period, regardless of whether the market condition is ultimately achieved. During the three months ended September 30, 2025 and 2024, the Company determined that the market conditions were not achieved and therefore no shares have been earned.
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
The Company determined that the CFFO and revenue targets for the performance period were probable of being achieved and recognized $0.6 million and $0.9 million of related compensation expense for the three and six months ended September 30, 2025, respectively. The Company recognized a de minimis amount of related stock-based compensation expense for the three and six months ended September 30, 2024, respectively.
The following table presents the PSU activity (shares in thousands):

	Number of Shares	Weighted Average Grant Date Fair Value	Weighted Average Remaining Contractual Term (in Years)
Balance as of March 31, 2025	3,880	$2.88	0.85
Granted[1]	1,295	1.82
Vested and released	(676)	1.88
Forfeited	(392)	5.28
Balance as of September 30, 2025	4,107	$2.48	1.14
1 Represents performance-based PSUs granted based on achievement of specific financial or operational goals, such as revenue growth or CFFO.

Employee Stock Purchase Plan ("ESPP")
As of September 30, 2025, a total of 5.5 million shares were available for issuance under the ESPP.
Share Repurchase Program
In May 2017, the Company's board of directors authorized the Company to purchase $25.0 million of its common stock from time to time under the 2017 Repurchase Plan (the "2017 Plan"). The 2017 Plan expires when the maximum purchase amount is reached, or upon the earlier revocation or termination by the board of directors. During the six months ended September 30, 2025, the Company repurchased 1.0 million shares of common stock in the open market for approximately $1.8 million at an average price of $1.83 per share. The total purchase price of the common stock repurchased and retired was reflected as a reduction to consolidated stockholders' equity during the repurchase period. The remaining amount of shares of the Company's common stock available for repurchase under the 2017 Plan as of September 30, 2025 was approximately $5.2 million.
10. Income Taxes
The Company's effective tax rate was 21.3% and (8.2)% for the three months ended September 30, 2025 and 2024, respectively, and (71.9)% and (7.7)% for the six months ended September 30, 2025 and 2024, respectively. The difference in the effective tax rate and the U.S. federal statutory rate was primarily due to the full valuation allowance that the Company maintains against its U.S. deferred tax assets after adjusting for the impact of certain provisions enacted under the Tax Cuts and Jobs Act, current tax liabilities of profitable foreign subsidiaries subject to different local income tax rates, and state taxes in the United States. The effective tax rate is calculated by dividing the provision for income taxes by the income (loss) before provision for income taxes.
One Big Beautiful Bill Act
On July 4, 2025, the United States enacted tax reform legislation through the One Big Beautiful Bill Act (the "OBBBA") (formally known as An Act to provide for reconciliation, pursuant to title II of H. Con. Res. 14). Included in this legislation are provisions that allow the immediate expensing of domestic U.S. research and development expenses, immediate expensing of certain capital expenditures, and other changes to the U.S. taxation of profits derived from foreign operations. The legislation has multiple effective dates, with certain provisions coming into effect for the Company in its fiscal year ending March 31, 2026 and other provisions coming into effect in subsequent years.
The Company has evaluated the impact of the legislation and has reflected applicable changes to its tax provision, including the reduction of taxes payable for the fiscal year ending March 31, 2026. Since some of the changes in the legislation will require Treasury to issue new interpretive guidance and there is uncertainty around state-level conformity, the Company’s assessment of the OBBBA remains ongoing.

11. Net Income (Loss) Per Share
The following is a reconciliation of the weighted average number of common shares outstanding used in calculating basic and diluted net income (loss) per share (in thousands, except per share data):

	Three Months Ended September 30,		Six Months Ended September 30,
	2025	2024	2025	2024
Net income (loss)	$767	$(14,543)	$(3,548)	$(24,833)
Weighted average common shares outstanding - basic	136,970	129,250	135,895	127,633
Weighted average common shares outstanding - diluted	141,561	129,250	135,895	127,633

Net income (loss) per share - basic	$0.01	$(0.11)	$(0.03)	$(0.19)
Net income (loss) per share - diluted	$0.01	$(0.11)	$(0.03)	$(0.19)
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

	Three Months Ended September 30,		Six Months Ended September 30,
	2025	2024	2025	2024
Stock options	49	358	85	358
Restricted stock units and Performance stock units	2,725	6,414	3,352	7,309
Potential shares attributable to the ESPP	1,719	3,408	1,593	3,589
Warrants to purchase common stock	3,100	3,100	3,100	3,100
Total anti-dilutive shares	7,593	13,280	8,130	14,356
12. Related Party Transactions
The Company has conducted business with an outside sales and marketing vendor since December 2017, which became a related party in July 2022 when a member of the Company's board of directors joined the vendor's board of directors. During the year ended March 31, 2025, the Company renewed its existing two-year contract with the vendor for an additional one-year contractual term valued at $0.8 million. During the six months ended September 30, 2025, the Company paid $0.4 million for services rendered to this vendor.
13. Subsequent Event
Under the terms of the 2024 Credit Agreement, the Company has the right to prepay the 2024 Term Loan at any time without any premium or penalty. On October 31, 2025, the Company prepaid $5.0 million of quarterly principal payments due under the 2024 Term Loan. This short-term principal debt repayment is accounted for as a partial debt extinguishment transaction. As a result, the recognition of any associated unamortized debt discount and issuance costs of the Term Loan will be recognized within other income (expense), net, in the condensed consolidated statement of operations for the three months ended December 31, 2025. The remaining principal amount of the Term Loan after the repayments is $122.0 million. The Company has no remaining short-term obligations due for fiscal year 2026 and the next quarterly payment is due on June 30, 2026.

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
We serve a broad customer base, from small businesses to large global enterprises across every major industry. Our strategic focus has increasingly shifted toward mid-market, small and mid-sized enterprise, and public sector organizations, particularly those with 500 to 10,000 employees. These customers often have more complex communication and customer service needs and are more likely to benefit from and invest in multiple services across our platform. This focus aligns with our strengths, eliminating communication silos and enabling businesses to transform every customer interaction into a strategic asset. We also invest resources in retaining our small business customers, including world-class onboarding and customer care specialists that are a single point of contact for all service and support needs.
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
To further enhance deployment speed and geographic coverage, we leverage third-party service providers, enabling us to deliver implementation and support services efficiently on a global scale.
With our unified approach to communication and a commitment to continuous innovation, 8x8 enables businesses to deliver intelligent, connected experiences that securely scale across the enterprise.
We generate service revenue from subscriptions to our communications services, as well as from usage of our platform. Our service subscription plans are sold on a per-user basis and are structured with increasing levels of functionality, based on the specific communication needs and customer engagement profile of each user. Platform usage revenue is revenue recognized from sales of products on an as-used basis, such as telephony minutes, messaging, SMS, and communications APIs, and digital and voice chat bot interactions.
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
Our primary focus involves the following: (i) accelerating innovation, particularly in enhancing our platform and contact center with artificial intelligence-based capabilities, and (ii) leveraging our CPaaS leadership in the Asia-Pacific region to expand globally. We continue to introduce new products like 8x8 Engage, add capabilities that allow our customers to enhance employee and customer experience, and expand our Technology Partner Ecosystem to provide complete solutions tailored to specific use cases. We are also enhancing our platform foundation with cutting edge technology, such as the Customer Interaction Data Platform and composable agent and supervisor user interfaces. These innovations enable tightly integrated solutions that prioritize ease-of-use, out-of-the-box functionality, and rapid deployment.
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
Key GAAP Operating Results
To assess the success of our strategies to achieve growth and increase our cash flow, management reviews our financial performance as presented in our consolidated financial statements, including trends in revenue, gross profit margin, income (loss) from operations, and cash flow generated by operations in absolute dollars and as a percentage of revenue as presented in the following table:

	Fiscal Year 2026		Fiscal Year 2025
	Three Months Ended		Three Months Ended
(In thousands, except percentages)	September 30, 2025	June 30, 2025	March 31, 2025	December 31, 2024	September 30, 2024	June 30, 2024
Service revenue	$179,094	$176,308	$171,588	$173,459	$175,075	$172,801
% of Total Revenue	97.3%	97.2%	96.9%	97.0%	96.7%	97.0%
Gross profit	$119,340	$120,440	$120,052	$121,085	$123,175	$120,960
% of Total Revenue	64.8%	66.4%	67.8%	67.7%	68.1%	67.9%
Income (loss) from operations	$5,349	$565	$419	$8,979	$7,169	$(1,374)
% of Total Revenue	2.9%	0.3%	0.2%	5.0%	4.0%	(0.8)%
Net income (loss)	$767	$(4,315)	$(5,401)	$3,022	$(14,543)	$(10,290)
% of Total Revenue	0.4%	(2.4)%	(3.1)%	1.7%	(8.0)%	(5.8)%
Net cash provided by operating activities	$8,835	$11,873	$5,873	$27,216	$12,317	$18,148

Components of Results of Operations
Service Revenue
Service revenue consists of communication services subscriptions and platform usage revenue and related fees from our UCaaS, CCaaS and CPaaS offerings. We plan to increase service revenue through a combination of new customer acquisition, cross-sell of additional products to existing customers, including new products resulting from our increased investment in innovation, artificial intelligence, geographic expansion of our customer base outside the United States, innovation in our products and technologies, and through strategic acquisitions of technologies and businesses.
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
Provision for Income Taxes
Provision for income taxes consists primarily of foreign income taxes and state taxes in the United States. As we expand the scale of our international business activities, any changes in the United States and foreign taxation of such activities may increase our overall provision for income taxes in the future. We have a valuation allowance for our U.S. deferred tax assets, including federal and state net operating loss carryforwards. We expect to maintain this valuation allowance until it becomes more likely than not that the benefit of our federal and state deferred tax assets will be realized by way of expected future taxable income in the United States.

Results of Operations
Revenue
Service revenue

	Three Months Ended September 30,				Six Months Ended September 30,
(In thousands, except percentages)	2025	2024	Change		2025	2024	Change
Service revenue	$179,094	$175,075	$4,019	2.3%	$355,402	$347,876	$7,526	2.2%
Percentage of total revenue	97.3%	96.7%			97.2%	96.9%
Three Months Ended
Service revenue increased by $4.0 million, or 2.3%, for the three months ended September 30, 2025, compared to the three months ended September 30, 2024. This change was driven by an increase of $11.9 million in platform usage revenue generated primarily in the Asia-Pacific region. This increase was partially offset by a decrease in subscription revenue of $7.9 million consisting predominantly of former Fuze customers.
Six Months Ended
Service revenue increased by $7.5 million, or 2.2%, for the six months ended September 30, 2025, compared to the six months ended September 30, 2024. This change was driven by an increase of $20.1 million in platform usage revenue generated primarily in the Asia-Pacific region. This increase was partially offset by a decrease in subscription revenue of $12.6 million consisting predominantly of former Fuze customers.
Other revenue

	Three Months Ended September 30,				Six Months Ended September 30,
(In thousands, except percentages)	2025	2024	Change		2025	2024	Change
Other revenue	$5,001	$5,923	$(922)	(15.6)%	$10,054	$11,269	$(1,215)	(10.8)%
Percentage of total revenue	2.7%	3.3%			2.8%	3.1%
Three Months Ended
Other revenue decreased by $0.9 million, or 15.6%, for the three months ended September 30, 2025, compared to the three months ended September 30, 2024, due to lower product revenue of $0.8 million and decreased professional service revenue of $0.1 million.
Six Months Ended
Other revenue decreased by $1.2 million, or 10.8%, for the six months ended September 30, 2025, compared to the six months ended September 30, 2024, due to lower product revenue of $1.6 million, partially offset by an increase in professional service revenue of $0.4 million.
Cost of Revenue
Cost of service revenue

	Three Months Ended September 30,				Six Months Ended September 30,
(In thousands, except percentages)	2025	2024	Change		2025	2024	Change
Cost of service revenue	$57,699	$50,251	$7,448	14.8%	$111,521	$99,747	$11,774	11.8%
Percentage of service revenue	32.2%	28.7%			31.4%	28.7%

Three Months Ended
Cost of service revenue increased by $7.4 million, or 14.8%, for the three months ended September 30, 2025, compared to the three months ended September 30, 2024, primarily due to increases of $10.1 million in costs to deliver our subscription and platform usage services and $0.3 million in salaries, benefits and consulting costs. These increases were partially offset by decreases of $1.6 million in amortization of intangible assets, $0.8 million in stock-based compensation, and $0.6 million in amortization of capitalized software.
Six Months Ended
Cost of service revenue increased by $11.8 million, or 11.8%, for the six months ended September 30, 2025, compared to the six months ended September 30, 2024, primarily due to increases of $17.3 million in costs to deliver our subscription and platform usage services and $1.4 million in salaries, benefits and consulting costs. These increases were partially offset by decreases of $3.2 million in amortization of intangible assets, $2.3 million in stock-based compensation, and $1.4 million in amortization of capitalized software.
Cost of other revenue

	Three Months Ended September 30,				Six Months Ended September 30,
(In thousands, except percentages)	2025	2024	Change		2025	2024	Change
Cost of other revenue	$7,056	$7,572	$(516)	(6.8)%	$14,155	$15,263	$(1,108)	(7.3)%
Percentage of other revenue	141.1%	127.8%			140.8%	135.4%
Three Months Ended
Cost of other revenue decreased by $0.5 million, or 6.8%, for the three months ended September 30, 2025, compared to the three months ended September 30, 2024, primarily due to decreases of $0.5 million in lower product costs associated with IP telephone hardware and $0.2 million of stock-based compensation. These decreases were partially offset by an increase of $0.2 million in salaries, benefits, and consulting costs to deliver our professional services.
Six Months Ended
Cost of other revenue decreased by $1.1 million, or 7.3%, for the six months ended September 30, 2025, compared to the six months ended September 30, 2024, primarily due to decreases of $1.1 million in lower product costs associated with IP telephone hardware and $0.5 million of stock-based compensation. These decreases were partially offset by an increase of $0.5 million in salaries, benefits, and consulting costs to deliver our professional services.
Operating Expenses
Research and development

	Three Months Ended September 30,				Six Months Ended September 30,
(In thousands, except percentages)	2025	2024	Change		2025	2024	Change
Research and development	$27,918	$31,291	$(3,373)	(10.8)%	$56,282	$63,428	$(7,146)	(11.3)%
Percentage of total revenue	15.2%	17.3%			15.4%	17.7%
Three Months Ended
Research and development expenses decreased by $3.4 million, or 10.8%, for the three months ended September 30, 2025, compared to the three months ended September 30, 2024, primarily due to decreases of $2.1 million in stock-based compensation, $1.4 million in internally-developed software and other costs, and $0.6 million in costs to operate data centers and facilities. These decreases were partially offset by increases of $0.4 million in amortization of capitalized software and $0.3 million in combined salaries, benefits, and consulting costs necessary for us to conduct our product, platform development and engineering efforts.

Six Months Ended
Research and development expenses decreased by $7.1 million, or 11.3%, for the six months ended September 30, 2025, compared to the six months ended September 30, 2024, primarily due to decreases of $5.2 million in stock-based compensation, $2.4 million in internally-developed software and other costs, and $1.0 million in costs to operate data centers and facilities. These decreases were partially offset by increases of $1.2 million in combined salaries, benefits, and consulting costs necessary for us to conduct our product, platform development and engineering efforts and $0.3 million in amortization of capitalized software.
Sales and marketing

	Three Months Ended September 30,				Six Months Ended September 30,
(In thousands, except percentages)	2025	2024	Change		2025	2024	Change
Sales and marketing	$63,835	$64,867	$(1,032)	(1.6)%	$132,019	$131,973	$46	—%
Percentage of total revenue	34.7%	35.8%			36.1%	36.7%
Three Months Ended
Sales and marketing expenses decreased by $1.0 million, or 1.6%, for the three months ended September 30, 2025, compared to the three months ended September 30, 2024, primarily due to decreases of $3.3 million in channel commissions and amortization of deferred contract acquisition costs and $0.5 million in stock-based compensation expense. These decreases were partially offset by increases of $1.9 million in salaries, benefits, and consulting costs and $0.9 million in paid media and other marketing services costs.
Six Months Ended
Sales and marketing expenses were flat for the six months ended September 30, 2025, compared to the six months ended September 30, 2024, primarily due to increases of $5.3 million in salaries, benefits, and consulting costs and $2.6 million in paid media and other marketing services costs. These increases were partially offset by decreases of $6.1 million in channel commissions and amortization of deferred contract acquisition costs and $1.7 million in stock-based compensation expense.
General and administrative

	Three Months Ended September 30,				Six Months Ended September 30,
(In thousands, except percentages)	2025	2024	Change		2025	2024	Change
General and administrative	$22,238	$19,848	$2,390	12.0%	$45,565	$42,939	$2,626	6.1%
Percentage of total revenue	12.1%	11.0%			12.5%	12.0%
Three Months Ended
General and administrative expenses increased by $2.4 million, or 12.0%, for the three months ended September 30, 2025, compared to the three months ended September 30, 2024, primarily due to increases of $3.6 million in legal and regulatory costs, $0.5 million in facilities costs, and $0.3 million in salaries, benefits, and consulting costs. These increases were partially offset by a decrease of $2.0 million in stock-based compensation and other costs.
Six Months Ended
General and administrative expenses increased by $2.6 million, or 6.1%, for the six months ended September 30, 2025, compared to the six months ended September 30, 2024, primarily due to increases of $4.2 million in legal and regulatory costs, $0.7 million in facilities costs, and $1.0 million in salaries, benefits, and consulting costs. These increases were partially offset by a decrease of $3.3 million in stock-based compensation and other costs.

Other expense, net
Interest expense

	Three Months Ended September 30,				Six Months Ended September 30,
(In thousands, except percentages)	2025	2024	Change		2024	2023	Change
Interest expense	$(4,842)	$(7,905)	$3,063	(38.7)%	$(8,810)	$(17,861)	$9,051	(50.7)%
Percentage of total revenue	(2.6)%	(4.4)%			(2.4)%	(5.0)%
Three Months Ended
Interest expense decreased by $3.1 million, or 38.7%, for the three months ended September 30, 2025, compared to the three months ended September 30, 2024, primarily due to a lower interest rate and principal balance on the 2024 Term Loan compared to the 2022 Term Loan. See Note 8, Convertible Senior Notes and Term Loan, for further details.
Six Months Ended
Interest expense decreased by $9.1 million, or 50.7%, for the six months ended September 30, 2025, compared to the six months ended September 30, 2024, primarily due to a lower interest rate and principal balance on the 2024 Term Loan compared to the 2022 Term Loan and capitalized interest related to property, plant and equipment from general borrowing costs. See Note 8, Convertible Senior Notes and Term Loan, for further details.
Other income (expense), net

	Three Months Ended September 30,				Six Months Ended September 30,
(In thousands, except percentages)	2025	2024	Change		2025	2024	Change
Other income (expense), net	$468	$(12,709)	$13,177	NM	$832	$(10,993)	$11,825	NM
Percentage of total revenue	0.3%	(7.0)%			0.2%	(3.1)%
NM = not meaningful
Three Months Ended
We recognized $0.5 million of other income, net during the three months ended September 30, 2025, compared to $12.7 million of other expense, net during the three months ended September 30, 2024, primarily due to a decrease in the loss on debt extinguishment of $12.0 million, a $1.7 million decrease due to foreign exchange losses, and a $0.2 million reduction in other expense. These decreases were offset by a $0.5 million decrease in interest income earned on cash and cash equivalents and a reduced gain of $0.2 million on the remeasurement of Warrants issued in connection with the 2022 Term Loan.
Six Months Ended
We recognized $0.8 million of other income, net during the six months ended September 30, 2025, compared to $11.0 million of other expense, net during the six months ended September 30, 2024, primarily due to a decrease in the loss on debt extinguishment of $11.9 million and a $2.7 million decrease due to foreign exchange losses. These decreases were offset by a reduced gain of $1.8 million on the remeasurement of Warrants issued in connection with the 2022 Term Loan and a $1.0 million decrease in interest income earned on cash and cash equivalents.

Provision for income taxes

	Three Months Ended September 30,				Six Months Ended September 30,
(In thousands, except percentages)	2025	2024	Change		2025	2024	Change
Provision for income taxes	$208	$1,098	$(890)	(81.1)%	$1,484	$1,774	$(290)	(16.3)%
Percentage of total revenue	0.1%	0.6%			0.4%	0.5%
Three Months Ended
The provision for income taxes decreased by $0.9 million for the three months ended September 30, 2025, compared to the three months ended September 30, 2024, primarily driven by the effect of the OBBBA's federal and state tax provision for the three months ended September 30, 2025.
Six Months Ended
The provision for income taxes decreased by $0.3 million for the six months ended September 30, 2025, compared to the six months ended September 30, 2024, primarily driven by the effect of the OBBBA's federal and state tax provisions, which were partially offset by an increase in profit before tax of foreign profitable entities for the six months ended September 30, 2025 as compared to the six months ended September 30, 2024.
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
Cash and Cash Equivalents
The following is a summary of our cash and cash equivalents (in thousands):

	September 30, 2025	March 31, 2025
Cash and cash equivalents	$75,872	$88,050
Restricted cash, current[1]	812	462
Restricted cash, non-current[1]	—	812
Total	$76,684	$89,324
(1) Restricted cash supports letters of credit securing leases for office facilities and certain equipment for the same periods, and an accrued holdback related to a business combination.
Our primary requirements for liquidity and capital are working capital needs due to delivery of our various products to customers, research and development, sales and marketing activities, principal and interest payments on our outstanding debt, and other general corporate needs. Historically, these cash requirements have been met from cash provided by operating activities and our cash and cash equivalents balances. Our current capital deployment strategy for fiscal year 2026 is to invest excess cash on hand to support our continued growth initiatives into select markets and planned software development activities, and pay down our debt. As of September 30, 2025, we are not party to any off-balance sheet arrangements that have had or are reasonably likely to have a current or future material effect on our financial condition, results of operations, liquidity, capital expenditures, or capital resources. Significant cash requirements for the fiscal year include our operating lease obligations, interest payments related to our debt obligations, and operating and capital purchase commitments. For information regarding our expected cash requirements and timing of payments related to leases and non-cancellable purchase commitments, see Note 6, Leases, and Note 7, Commitments and Contingencies, respectively, to the condensed consolidated financial statements. Additionally, refer to Note 8, Convertible Senior Notes and Term Loan, to the condensed consolidated financial statements for more information related to our debt obligations and applicable covenants.
Our outstanding 2024 Term Loan allows for voluntary prepayments. In order to reduce future cash interest payments, as well as future amounts due at maturity or upon redemption, we may, from time to time, make prepayments. The Company evaluates opportunities for stock repurchases and may utilize cash and cash equivalents to repurchase shares under the 2017 Plan. During the six months ended September 30, 2025, the Company repurchased 1.0 million shares of common stock in the open market for approximately $1.8 million at an average price of $1.83 per share. For more information, see Note 9, Stock-Based Compensation and Stockholders' Equity.

As of September 30, 2025, our 2028 Notes were trading at a discount to their respective principal amount. We may seek to retire or purchase our outstanding debt through open-market purchases, privately negotiated transactions or otherwise, which may have an impact on our liquidity requirements. Any such transactions will be dependent upon several factors, including our liquidity requirements, contractual restrictions, prevailing market conditions, and other factors. Whether or not we engage in any such transactions will be determined at our discretion. For historical debt payments, see Note 8, Convertible Senior Notes and Term Loan.
Cash Flows
The following is a summary of our cash flows provided by (used in) operating, investing and financing activities (in thousands):

	Six Months Ended September 30,
	2025	2024
Net cash provided by operating activities	$20,708	$30,465
Net cash used in investing activities	(8,659)	(7,204)
Net cash used in financing activities	(26,659)	(25,136)
Effect of exchange rate changes on cash	1,970	3,019
Net increase (decrease) in cash and cash equivalents	$(12,640)	$1,144
Cash provided by operating activities decreased by $9.8 million to $20.7 million for the six months ended September 30, 2025, primarily due to changes in working capital, the timing of billings and customer collections, as well as the amount and timing of disbursements to our vendors. Cash used in investing activities increased $1.5 million to $8.7 million for the six months ended September 30, 2025, mainly due to an increase in capitalized internal-use software costs. Cash used in financing activities increased by $1.5 million to $26.7 million for the six months ended September 30, 2025, mainly due to principal repayments for our term loan, payments for repurchases of shares of common stock, and other financing activities.
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
On August 5, 2024, we drew upon the entire facility of $200.0 million under the delayed draw term loan facility (the "2024 Term Loan") and used the proceeds of the 2024 Term Loan and cash on hand of approximately $29.0 million to repay in full the $225.0 million of outstanding principal amount and accrued interest of the 2022 Term Loan and the fees incurred in connection with the Repayment.
The 2024 Term Loan bears interest at an annual rate equal to the Term SOFR, plus a margin of either 2.50%, 2.75% or 3.00% based on the consolidated total net leverage ratio of the Company and its subsidiaries. The initial margin was 3.00% for the fiscal quarter ending September 30, 2024 and remained 3.00% as of September 30, 2025. We have the option to pay interest monthly, quarterly, or semi-annually. During the three months ended September 30, 2025, we elected monthly interest payment terms which resulted in cash payments of $2.5 million. For the three months ending December 31, 2025, we have elected quarterly interest payment terms, which will result in cash payments of approximately $2.2 million. As of September 30, 2025, the debt issuance costs were amortized to interest expense over the term of the 2024 Term Loan at an effective interest rate of 8.65%.
Under the terms of the 2024 Credit Agreement, the Company has the right to prepay the 2024 Term Loan at any time without any premium or penalty. The Company completed three principal repayments of the 2024 Term Loan during fiscal year 2025 for a total of $48.0 million in aggregate principal amount. The Company completed two principal repayments of the 2024 Term Loan during fiscal year 2026 for a total of $25.0 million in aggregate principal amount. As of September 30, 2025, the scheduled remaining principal repayments are $44.5 million in fiscal year 2027 ($7.0 million on June 30, 2026 and $12.5 million on September 30, 2026 and each quarter thereafter through maturity) and $82.5 million principal is due before or upon maturity in fiscal year 2028. These annualized repayments will be made in quarterly installments. As of September 30, 2025, the Company has paid $37.5 million, $3.0 million, and $10.0 million of the originally scheduled principal repayments for fiscal year 2026, 2027, and 2028 respectively, and the remaining principal amount of the 2024 Term Loan after the payments is $127.0 million.
On October 31, 2025, we prepaid $5.0 million of the short-term principal payment due in June 2026 under the 2024 Term Loan. See Note 13, Subsequent Event, for more information regarding this prepayment.

These short-term principal debt repayments are accounted for as partial debt extinguishment transactions. The carrying value of the 2024 Term Loan, including the unamortized debt discount and issuance costs, was derecognized. The difference of $0.5 million between the cash consideration paid to partially extinguish the 2024 Term Loan and the carrying value of the 2024 Term Loan was recognized as a loss on debt extinguishment included in the loss on debt extinguishment line item recorded in other expense in the condensed consolidated statement of operations and comprehensive income (loss).
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
Loans made under the 2022 Credit Agreement bore interest at an annual rate equal to the Term SOFR, subject to a floor of 1.00% and a credit spread adjustment of 0.10%, plus a margin of 6.50%. During the six months ended September 30, 2024, we paid $9.4 million of interest under the 2022 Term Loan.
Material Cash Requirements and Other Obligations
As of March 31, 2025, our material cash requirements and other obligations were $527.1 million. During the six months ended September 30, 2025, we increased our non-cancellable three-year hosting service contract commitment from $24.1 million to $54.0 million. Under this agreement, $4.8 million remains due during fiscal year 2026, $10.0 million will be due during fiscal year 2027 and $10.0 million will be due during fiscal year 2028. For information regarding our material cash requirements and other obligations, see Item 7, "Management's Discussion and Analysis", in the Form 10-K.
During the six months ended September 30, 2025, we reduced the 2024 Term Loan contractual principal by $25.0 million to $127.0 million. See Note 8, Convertible Senior Notes and Term Loan, for further details.
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
Our consolidated financial statements are prepared in accordance with U.S. generally accepted accounting principles ("U.S. GAAP"). See Note 1, The Company and Significant Accounting Policies, in the notes to the unaudited condensed consolidated financial statements included in this Quarterly Report, which describes the significant accounting policies and methods used in the preparation of our consolidated financial statements. There have been no significant changes during the six months ended September 30, 2025 to our critical accounting policies and estimates previously disclosed in our Form 10-K.

ITEM 3. Quantitative and Qualitative Disclosures About Market Risk
There have been no material changes in our exposures to market risk since March 31, 2025. For details on the Company’s interest rate and foreign currency exchange risks, see Part I, Item 7A. “Quantitative and Qualitative Information About Market Risks” in our Form 10-K.
ITEM 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, as of September 30, 2025. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of September 30, 2025, our disclosure controls and procedures were effective at a reasonable assurance level.
Changes in Internal Control Over Financial Reporting
During the three months ended September 30, 2025, there was no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
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
None.
(b) Use of Proceeds from Registered Securities
None.
(c) Issuer Purchases of Equity Securities
In May 2017, the Company's board of directors authorized the Company to purchase $25.0 million of its common stock from time to time under the 2017 Repurchase Plan (the "2017 Plan"). The 2017 Plan expires when the maximum purchase amount is reached, or upon the earlier revocation or termination by the board of directors. The remaining amount of shares of our common stock available for repurchase under the 2017 Plan as of September 30, 2025 was approximately $5.2 million. There were no repurchases made during the three months ended September 30, 2025.
ITEM 3. Defaults Upon Senior Securities
None.
ITEM 4. Mine Safety Disclosures
Not applicable.
ITEM 5. Other Information
None of the Company's directors and officers (as defined in Rule 16a-1(f) under the Exchange Act) adopted or terminated a Rule 10b5-1 trading arrangement (as defined in Item 408(c) of Regulation S-K) during the three months ended September 30, 2025.
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

ITEM 6. Exhibits

Incorporated by Reference
Exhibit Number	Exhibit Description	Company Form	Filing Date	Exhibit Number	Filed Herewith
10.1	First Amendment, dated as of July 29, 2025, to the Term Loan Credit Agreement, dated as of July 11, 2024, by and among 8x8, Inc., Wells Fargo Bank, National Association, as administrative agent, and the lenders party thereto.	8-K	8/4/2025	10.1
10.2	8x8, Inc. Amended and Restated 2022 Equity Incentive Plan	S-8	8/4/2025	10.1
10.3	8x8, Inc. Amended and Restated 1996 Employee Stock Purchase Plan	S-8	8/4/2025	10.2
31.1	Certification of Chief Executive Officer of the Registrant pursuant to Rule 13a-14				X
31.2	Certification of Chief Financial Officer of the Registrant pursuant to Rule 13a-14				X
32.1	Certification of Chief Executive Officer of the Registrant pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002				X
32.2	Certification of Chief Financial Officer of the Registrant pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002				X
101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.				X
101.SCH	XBRL Taxonomy Schema Linkbase Document				X
101.CAL	XBRL Taxonomy Calculation Linkbase Document				X
101.DEF	XBRL Taxonomy Definition Linkbase Document				X
101.LAB	XBRL Taxonomy Labels Linkbase Document				X
101.PRE	XBRL Taxonomy Presentation Linkbase Document				X
104	Cover Page Interactive Data File. Formatted as inline XBRL and contained in Exhibit 101.				X

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant, 8x8, Inc., a Delaware corporation, has duly caused this Quarterly Report on Form 10-Q to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Campbell, State of California, on November 5, 2025.

8x8, Inc.

/s/ Suzy Seandel
Suzy Seandel
Chief Accounting Officer
(Principal Accounting Officer and Duly Authorized Officer)