Form 10-Q
period 2025-12-31
8X8 INC /DE/
filed 2026-02-04
CIK 1023731

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM	10-Q
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended December 31, 2025
or
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
The number of shares of the Registrant's Common Stock outstanding as of January 30, 2026 was 139,318,350.

8X8, INC.
INDEX TO QUARTERLY REPORT ON FORM 10-Q
FOR THE QUARTER ENDED DECEMBER 31, 2025

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

PART I. FINANCIAL INFORMATION
ITEM 1. Financial Statements
8X8, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited, in thousands, except per share amounts)

	December 31, 2025	March 31, 2025
ASSETS
Current assets:
Cash and cash equivalents	$86,882	$88,050
Restricted cash	1,318	462
Accounts receivable, net	54,740	49,680
Deferred contract acquisition costs	26,131	30,935
Other current assets	34,809	34,739
Total current assets	203,880	203,866
Property and equipment, net	46,939	47,919
Operating lease, right-of-use assets	29,634	33,508
Intangible assets, net	57,386	67,949
Goodwill	274,004	271,530
Restricted cash, non-current	—	812
Deferred contract acquisition costs, non-current	37,009	44,239
Other assets, non-current	12,670	13,354
Total assets	$661,522	$683,177

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$36,004	$45,773
Accrued and other liabilities	69,850	63,025
Operating lease liabilities	10,574	11,102
Deferred revenue	36,813	37,751
Term loan, current	26,700	11,593
Total current liabilities	179,941	169,244
Operating lease liabilities, non-current	41,850	49,196
Deferred revenue, non-current	333	706
Convertible senior notes, non-current	199,598	198,790
Term loan	94,872	139,581
Other liabilities, non-current	2,070	3,456
Total liabilities	518,664	560,973
Commitments and contingencies (Note 7)
Stockholders' equity:
Preferred stock: $0.001 par value, 5,000 shares authorized, none issued and outstanding as of December 31, 2025 and March 31, 2025	—	—
Common stock: $0.001 par value, 300,000 shares authorized, 139,293 shares and 134,355 shares issued and outstanding as of December 31, 2025 and March 31, 2025, respectively	139	134
Additional paid-in capital	1,032,876	1,018,902
Accumulated other comprehensive loss	(3,978)	(9,111)
Accumulated deficit	(886,179)	(887,721)
Total stockholders' equity	142,858	122,204
Total liabilities and stockholders' equity	$661,522	$683,177
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

8X8, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
(Unaudited, in thousands except per share amounts)

	Three Months Ended December 31,		Nine Months Ended December 31,
	2025	2024	2025	2024
Service revenue	$179,682	$173,459	$535,084	$521,335
Other revenue	5,368	5,423	15,422	16,692
Total revenue	185,050	178,882	550,506	538,027
Cost of service revenue	59,515	50,529	171,036	150,276
Cost of other revenue	7,319	7,268	21,474	22,531
Total cost of revenue	66,834	57,797	192,510	172,807
Gross profit	118,216	121,085	357,996	365,220
Operating expenses:
Research and development	27,191	29,833	83,473	93,261
Sales and marketing	60,513	65,644	192,532	197,617
General and administrative	20,818	16,629	66,383	59,568
Total operating expenses	108,522	112,106	342,388	350,446
Income from operations	9,694	8,979	15,608	14,774
Interest expense	(4,587)	(5,842)	(13,397)	(23,703)
Other income (expense), net	511	793	1,343	(10,200)
Income (loss) before provision for income taxes	5,618	3,930	3,554	(19,129)
Provision for income taxes	528	908	2,012	2,682
Net income (loss)	$5,090	$3,022	$1,542	$(21,811)
Net income (loss) per share:
Basic	$0.04	$0.02	$0.01	$(0.17)
Diluted	$0.04	$0.02	$0.01	$(0.17)
Weighted average number of shares:
Basic	138,781	130,970	136,861	128,750
Diluted	142,926	135,742	141,346	128,750
Comprehensive income (loss)
Net income (loss)	$5,090	$3,022	$1,542	$(21,811)
Unrealized loss on investments in securities	—	—	—	(5)
Foreign currency translation adjustment	701	(9,321)	5,133	(1,312)
Comprehensive income (loss)	$5,791	$(6,299)	$6,675	$(23,128)
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

8X8, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(Unaudited, in thousands)

	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total
	Shares	Amount
Balance at March 31, 2025	134,355	$134	$1,018,902	$(9,111)	$(887,721)	$122,204
Issuance of common stock under stock plans	2,692	3	(3)	—	—	—
Common shares withheld for settlement of taxes in connection with equity-based compensation	(300)	—	(489)	—	—	(489)
Repurchase of common stock	(1,000)	(1)	(1,847)	—	—	(1,848)
Stock-based compensation expense	—	—	6,380	—	—	6,380
Foreign currency translation adjustment	—	—	—	6,258	—	6,258
Net loss	—	—	—	—	(4,315)	(4,315)
Balance at June 30, 2025	135,747	$136	$1,022,943	$(2,853)	$(892,036)	$128,190
Issuance of common stock under stock plans	2,231	2	(2)	—	—	—
Common shares withheld for settlement of taxes in connection with equity-based compensation	(226)	—	(479)	—	—	(479)
ESPP share issuance	817	1	1,227	—	—	1,228
Stock-based compensation expense	—	—	5,282	—	—	5,282
Foreign currency translation adjustment	—	—	—	(1,826)	—	(1,826)
Net income	—	—	—	—	767	767
Balance at September 30, 2025	138,569	$139	$1,028,971	$(4,679)	$(891,269)	$133,162
Issuance of common stock under stock plans	814	—	—	—	—	—
Common shares withheld for settlement of taxes in connection with equity-based compensation	(90)	—	(185)	—	—	(185)
Stock-based compensation expense	—	—	4,090	—	—	4,090
Foreign currency translation adjustment	—	—	—	701	—	701
Net income	—	—	—	—	5,090	5,090
Balance at December 31, 2025	139,293	$139	$1,032,876	$(3,978)	$(886,179)	$142,858
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total
	Shares	Amount
Balance at March 31, 2024	125,194	$125	$973,895	$(11,553)	$(860,509)	$101,958
Issuance of common stock under stock plans	2,769	3	(3)	—	—	—
Stock-based compensation expense	—	—	13,279	—	—	13,279
Unrealized investment loss	—	—	—	(5)	—	(5)
Foreign currency translation adjustment	—	—	—	(354)	—	(354)
Net loss	—	—	—	—	(10,290)	(10,290)
Balance at June 30, 2024	127,963	$128	$987,171	$(11,912)	$(870,799)	$104,588
Issuance of common stock under stock plans	1,479	2	(2)	—	—	—
ESPP share issuance	1,075	1	1,682	—	—	1,683
Stock-based compensation expense	—	—	9,721	—	—	9,721
Foreign currency translation adjustment	—	—	—	8,363	—	8,363
Net loss	—	—	—	—	(14,543)	(14,543)
Balance at September 30, 2024	130,517	$131	$998,572	$(3,549)	$(885,342)	$109,812
Issuance of common stock under stock plans	1,034	—	(1)	—	—	(1)
Common shares withheld for settlement of taxes in connection with equity-based compensation	(78)	—	(205)	—	—	(205)
Stock-based compensation expense	—	—	9,706	—	—	9,706
Foreign currency translation adjustment	—	—	—	(9,321)	—	(9,321)
Net income	—	—	—	—	3,022	3,022
Balance at December 31, 2024	131,473	$131	$1,008,072	$(12,870)	$(882,320)	$113,013
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

8X8, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited, in thousands)

	Nine Months Ended December 31,
	2025	2024
Cash flows from operating activities:
Net income (loss)	$1,542	$(21,811)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation	5,080	5,622
Amortization of intangible assets	10,587	15,296
Amortization of capitalized internal-use software costs	8,604	9,981
Amortization of debt discount and issuance costs	1,059	2,145
Amortization of deferred contract acquisition costs	25,291	28,981
Allowance for credit losses	(253)	1,425
Operating lease expense, net of accretion	8,244	8,907
Stock-based compensation expense	15,867	31,710
Loss on debt extinguishment	147	12,212
Gain on remeasurement of warrants	(603)	(1,197)
Other	(145)	855
Changes in assets and liabilities:
Accounts receivable, net	(3,483)	5,146
Deferred contract acquisition costs	(12,383)	(17,581)
Other current and non-current assets	(3,218)	(1,943)
Accounts payable and accruals	(13,198)	(19,181)
Deferred revenue	(1,738)	(2,886)
Net cash provided by operating activities	41,400	57,681
Cash flows from investing activities:
Purchases of property and equipment	(3,098)	(2,045)
Capitalized internal-use software costs	(9,714)	(8,462)
Purchase of cost investment	—	(771)
Maturities of investments	—	1,048
Net cash used in investing activities	(12,812)	(10,230)
Cash flows from financing activities:
Proceeds from issuance of common stock under employee stock plans	1,228	1,681
Payments for repurchases of common stock	(1,848)	—
Payments for debt issuance and amendment costs	(70)	(1,517)
Repayment of principal on term loan	(30,000)	(258,000)
Gross proceeds from term loan	—	200,000
Other financing activities	(1,153)	(1,261)
Net cash used in financing activities	(31,843)	(59,097)
Effect of exchange rate changes on cash	2,131	(450)
Net decrease in cash and cash equivalents	(1,124)	(12,096)
Cash, cash equivalents and restricted cash, beginning of period	89,324	116,723
Cash, cash equivalents and restricted cash, end of period	$88,200	$104,627

Supplemental disclosures of cash flow information:
Interest paid	$11,269	$19,517
Income taxes paid	$2,130	$3,094
Payables and accruals for property and equipment	$—	$2,861
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
Basis of Presentation and Consolidation
The accompanying condensed consolidated financial statements are unaudited and have been prepared in accordance with U.S. generally accepted accounting principles ("U.S. GAAP") and regulations of the Securities and Exchange Commission ("SEC") regarding interim financial reporting. Accordingly, certain information and disclosures normally included in the Company's annual consolidated financial statements prepared in accordance with U.S. GAAP have been condensed or omitted. These condensed consolidated financial statements should be read in conjunction with the Company's audited consolidated financial statements as of and for the fiscal year ended March 31, 2025 and notes thereto included in the Form 10-K. There were no material changes during the three and nine months ended December 31, 2025 to the Company's significant accounting policies as described in the Form 10-K.
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
Use of Estimates
The preparation of the consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities and equity, disclosure of contingent assets and liabilities at the date of the consolidated financial statements, and the reported amounts of revenues and expenses during the reporting period. On an ongoing basis, the Company evaluates its estimates, including, but not limited to, those related to revenue recognition, current expected credit losses, returns reserve for expected cancellations, fair value of and/or potential impairment of goodwill and value and useful life of long-lived assets (including intangible assets and right-of-use assets), capitalized internal-use software costs, benefit period for deferred contract acquisition costs, stock-based compensation, incremental borrowing rate used to calculate operating lease liabilities, income and sales tax liabilities, convertible senior notes fair value, litigation, and other contingencies. The Company bases its estimates on known facts and circumstances, historical experience, and various other assumptions. Actual results could differ from those estimates under different assumptions or conditions.

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
In November 2024, the FASB issued ASU 2024-03, Disaggregation of Income Statement Expenses (Topic 220): Income Statement - Reporting Comprehensive Income - Expense Disaggregation Disclosures, and issued subsequent amendments to the implementation guidance (including ASU 2025-01), which requires companies to disclose additional information about specific expense categories in the notes to financial statements. The update is effective for annual periods beginning after December 15, 2026, and interim reporting periods beginning after December 15, 2027. The Company is currently evaluating the impact this guidance will have on the presentation of its consolidated financial statements and accompanying notes.
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
There have been no other recent accounting pronouncements, changes in accounting pronouncements or recently adopted accounting guidance during the nine months ended December 31, 2025 that are of significance or potential significance to us.
2. Revenue
Disaggregation of Revenue
The Company believes that the nature, amount, timing and uncertainty of its revenue and cash flows and how they are affected by economic factors are most appropriately depicted by (i) geographic region, and (ii) type of revenue or service provided.
The following tables set forth the revenue geographic information based on the billing address for the customers for each period (in thousands):

	Three Months Ended December 31,		Nine Months Ended December 31,
	2025	2024	2025	2024
United States	$112,450	$117,037	$339,479	$361,354
United Kingdom	32,079	31,862	95,446	93,496
Other International[1]	40,521	29,983	115,581	83,177
Total revenue	$185,050	$178,882	$550,506	$538,027
Service revenue and other revenue were 97.1% and 2.9% of total revenue for three months ended December 31, 2025, respectively, and 97.0% and 3.0% of total revenue for the three months ended December 31, 2024, respectively. Service revenue and other revenue were 97.2% and 2.8% of total revenue for nine months ended December 31, 2025, respectively, and 96.9% and 3.1% of total revenue for the nine months ended December 31, 2024, respectively.
1 No individual other international country represented 10% or more of the Company’s total revenue for the three and nine months ended December 31, 2025 or 2024.

Service revenue consists of communication services subscriptions and platform usage revenue and related fees from our UCaaS, CCaaS and CPaaS offerings. Subscription and Platform usage revenue was 78.9% and 21.1% of total service revenue for the three months ended December 31, 2025, respectively, and 86.3% and 13.7% of total service revenue for the three months ended December 31, 2024, respectively. Subscription and Platform usage revenue was 80.9% and 19.1% of total service revenue for the nine months ended December 31, 2025, respectively, and 87.0% and 13.0% of total service revenue for the nine months ended December 31, 2024, respectively.
Contract Balances
The following table provides amounts of contract assets and deferred revenue from contracts with customers (in thousands):

	December 31, 2025	March 31, 2025
Contract assets, current (component of Other current assets)	$6,535	$7,009
Contract assets, non-current (component of Other non-current assets)	6,811	7,268
Deferred revenue, current	36,813	37,751
Deferred revenue, non-current	333	706
Contract assets are recorded for contract consideration not yet invoiced but for which the performance obligations are completed. Contract assets, net of allowances for credit losses, are included in other current assets or other assets in the Company's condensed consolidated balance sheets, depending on if their reduction will be recognized during the succeeding twelve-month period or beyond.
The change in contract assets was primarily driven by billing customers for amounts that had previously been recognized in revenue but not yet billed. The Company recognized revenues of approximately $34.6 million and $32.3 million that were included in deferred revenue at the beginning of the fiscal year during the nine months ended December 31, 2025 and 2024, respectively.
Remaining Performance Obligations
The Company's subscription terms typically range from one year to five years. Contract revenue from the remaining performance obligations that had not yet been recognized as of December 31, 2025 was approximately $675 million. This amount excludes contracts with an original expected length of less than one year. The Company expects to recognize revenue on approximately 86% of the remaining performance obligations over the next 24 months and approximately 14% over the remainder of the subscription period.
Deferred Contract Acquisition Costs
Deferred sales commissions are considered incremental and recoverable costs of acquiring customer contracts. Amortization of deferred contract acquisition costs for the three months ended December 31, 2025 and 2024 was approximately $7.9 million and $9.3 million, respectively, and $25.3 million and $29.0 million during the nine months ended December 31, 2025 and 2024, respectively. There were no material write-offs during the nine months ended December 31, 2025 and 2024.
The following table provides amounts of deferred contract acquisition costs from contracts with customers (in thousands):

	December 31, 2025	March 31, 2025
Deferred contract acquisition costs	$26,131	$30,935
Deferred contract acquisition costs, non-current	37,009	44,239

3. Fair Value Measurements
Cash, cash equivalents, and available-for-sale investments were as follows (in thousands):

	As of December 31, 2025
	Amortized Costs	Estimated Fair Value	Cash and Cash Equivalents	Restricted Cash (Current)
Cash	$63,638	$63,638	$62,320	$1,318
Level 1:
Money market funds	24,562	24,562	24,562	—
Total assets	$88,200	$88,200	$86,882	$1,318

	As of March 31, 2025
	Amortized Costs	Estimated Fair Value	Cash and Cash Equivalents	Restricted Cash (Current & Non-Current)
Cash	$64,765	$64,765	$63,953	$812
Level 1:
Money market funds	24,559	24,559	24,097	462
Total assets	$89,324	$89,324	$88,050	$1,274
As of December 31, 2024, cash, cash equivalents and restricted cash of $104.6 million included $104.2 million and $0.5 million of cash and cash equivalents and restricted cash, respectively.
To support its current operations, the Company considers all highly liquid investments with an original maturity of three months or less to be cash equivalents. The restricted cash component of the money market funds is comprised of letters of credit securing leases for certain office facilities and funds related to business combinations.
The Company uses the Black-Scholes option-pricing valuation model to value its detachable warrants from inception and at each reporting period. During the three months ended December 31, 2025, the Company used historical volatility to determine the fair value of the warrants liability due to the low trading volume and moneyness assessment as of December 31, 2025. Changes in the fair values of the detachable warrants liability are recorded as a gain (loss) on warrants remeasurement within other income (expense), net in the condensed consolidated statements of operations and comprehensive income (loss).
The following table presents additional information about valuation techniques and inputs used for the detachable warrants (see Note 8, Convertible Senior Notes and Term Loan) that are measured at fair value and categorized within Level 3 as of December 31, 2025 and March 31, 2025 (dollars in thousands):

	December 31, 2025	March 31, 2025
Estimated fair value of detachable warrants	$493	$1,096
Unobservable inputs:
Stock volatility	76.2%	79.8%
Risk-free rate	3.5%	3.9%
Expected term	1.6 years	2.4 years
As of December 31, 2025 and March 31, 2025, the estimated fair value of the Company’s convertible senior notes due in 2028 was $179.0 million and $171.1 million, respectively (see Note 8, Convertible Senior Notes and Term Loan). The fair value of the convertible senior notes was determined based on the closing price of each of the securities on the last trading day of the reporting period, and each is Level 2 in the fair value hierarchy due to limited trading activity of the debt instruments. As of December 31, 2025 and March 31, 2025, the carrying value of the Company’s 2024 Term Loan approximates its estimated fair value.

4. Financial Statement Components
Accounts receivable, net consisted of the following (in thousands):

	December 31, 2025	March 31, 2025
Trade accounts receivable	$53,466	$50,839
Unbilled trade accounts receivable	7,369	4,972
Less: allowance for credit losses	(1,663)	(1,898)
Less: allowance for sales reserves	(4,432)	(4,233)
Total accounts receivable, net	$54,740	$49,680
Allowance for credit losses and sales reserves consisted of the following (in thousands):

	Nine Months Ended December 31, 2025		Year Ended March 31, 2025
	Credit Losses	Sales Reserves	Credit Losses	Sales Reserves
Beginning balance	$(1,898)	$(4,233)	$(2,746)	$(2,502)
(Reserve) provision	(653)	(11,078)	(1,001)	(5,355)
Write-offs (recoveries)	888	10,879	1,849	3,624
Ending balance	$(1,663)	$(4,432)	$(1,898)	$(4,233)
The following tables set forth the property and equipment, net, geographic information for each period (in thousands):

	December 31, 2025	March 31, 2025
United States	$43,739	$45,677
International	3,200	2,242
Total property and equipment, net	$46,939	$47,919
Other current assets consisted of the following (in thousands):

	December 31, 2025	March 31, 2025
Prepaid expense	$22,681	$21,769
Contract assets	6,535	7,009
Other current assets	5,593	5,961
Total other current assets	$34,809	$34,739
Accrued and other liabilities consisted of the following (in thousands):

	December 31, 2025	March 31, 2025
Accrued compensation	$20,477	$17,745
Accrued taxes	25,116	24,186
Other accrued liabilities	24,257	21,094
Total accrued and other liabilities	$69,850	$63,025
Other income (expense), net consisted of the following (in thousands):

	Three Months Ended December 31,		Nine Months Ended December 31,
	2025	2024	2025	2024
Loss on debt extinguishment	$(20)	$(216)	$(147)	$(12,212)
Gain (loss) on warrants remeasurement	357	(813)	603	1,197
Interest income	508	768	1,437	2,746
Other income (expense)	(334)	1,054	(550)	(1,931)
Other income (expense), net	$511	$793	$1,343	$(10,200)

5. Intangible Assets and Goodwill
The carrying value of intangible assets consisted of the following (in thousands):

	December 31, 2025				March 31, 2025
	Weighted Average Remaining Useful Life (in years)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Customer relationships	5.0	$105,895	$(49,679)	$56,216	$105,881	$(40,670)	$65,211
Developed technology	0.8	46,738	(45,568)	1,170	46,696	(44,003)	2,693
Trade names and domains	0.0	638	(638)	—	630	(585)	45
Total acquired identifiable intangible assets		$153,271	$(95,885)	$57,386	$153,207	$(85,258)	$67,949
At December 31, 2025, annual amortization of intangible assets, based upon existing intangible assets and current useful lives, is estimated to be the following (in thousands):

Remainder of fiscal year 2026	$3,496
2027	11,842
2028	11,123
2029	11,044
2030 and thereafter	19,881
Total	$57,386
The following table provides a summary of the changes in the carrying amounts of goodwill (in thousands):

Balance as of March 31, 2025	$271,530
Foreign currency translation	2,474
Balance as of December 31, 2025	$274,004
6. Leases
The components of lease expense were as follows (in thousands):

	Three Months Ended December 31,		Nine Months Ended December 31,
	2025	2024	2025	2024
Operating lease expense	$2,715	$2,869	$8,244	$8,907
Variable lease expense	$965	$960	$2,880	$3,008
The supplemental cash flow information related to leases was as follows (in thousands):

	Three Months Ended December 31,		Nine Months Ended December 31,
	2025	2024	2025	2024
Cash outflows from operating leases	$3,334	$3,639	$10,274	$11,034
Right-of-use assets obtained in exchange for operating lease obligations	$—	$—	$—	$1,954
Short-term lease expense was immaterial during the nine months ended December 31, 2025 and 2024, respectively.
The following table presents supplemental lease information:

	December 31, 2025	March 31, 2025
Weighted-average remaining lease term	4.7 years	5.4 years
Weighted-average discount rate	4.6%	4.7%

The following table presents maturity of lease liabilities under the Company's non-cancellable operating leases as of December 31, 2025 (in thousands):

Remainder of fiscal year 2026	$3,406
2027	12,304
2028	11,554
2029	11,430
2030	11,433
Thereafter	7,937
Total lease payments	58,064
Less: imputed interest	(5,640)
Present value of lease liabilities	$52,424
Operating lease liabilities	10,574
Operating lease liabilities, non-current	$41,850
The Company continues to evaluate its leases for potential impairments, noting no further impairments during the nine months ended December 31, 2025.
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
During the nine months ended December 31, 2025, the Company increased its non-cancellable three-year hosting service contract commitment from $24.1 million to $54.0 million. Under this agreement, $2.4 million remains due during fiscal year 2026, $10.0 million will be due during fiscal year 2027 and $10.0 million will be due during fiscal year 2028.
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

The Company believes it has recorded adequate provisions for any such lawsuits and claims and proceedings as of December 31, 2025. The Company believes that damage amounts claimed in these matters are not meaningful indicators of potential liability. Some of the matters pending against the Company involve potential compensatory, punitive, or treble damage claims or sanctions that, if granted, could require the Company to pay damages or make other expenditures in amounts that could have a material adverse effect on its condensed consolidated financial statements. Given the inherent uncertainties of litigation, the ultimate outcome of the ongoing matters described herein cannot be predicted, and the Company believes it has valid defenses with respect to the legal matters pending against it. Nevertheless, the condensed consolidated financial statements could be materially adversely affected in a particular period by the resolution of one or more of these contingencies.
State and Local Taxes and Surcharges
From time to time, the Company has received inquiries from a number of state and local taxing agencies with respect to the remittance of sales, use, telecommunications, excise, and income taxes. Several jurisdictions currently are conducting tax audits of the Company's records. The Company collects and/or accrues amounts for all taxes and surcharges that it believes are required. The amounts that have been remitted have historically been within the accruals established by the Company. The Company conducts periodic reviews of the taxability of its services with respect to sales, use, telecommunications or other similar indirect taxes and adjusts its accrual when facts relating to specific exposures warrant such adjustment. A similar review was performed on the taxability of services provided by Fuze, Inc., and it was determined that certain services may be subject to sales, use, telecommunications or other similar indirect taxes in certain jurisdictions. Accordingly, the Company recorded contingent indirect tax liabilities. Based on such assessments, as of December 31, 2025 and March 31, 2025, the Company had accrued contingent indirect tax liabilities of $10.6 million and $11.1 million, respectively.
8. Convertible Senior Notes and Term Loan
Components of convertible senior notes and term loan were as follows as of December 31, 2025 and March 31, 2025, respectively (in thousands):

	December 31, 2025			March 31, 2025
	2024 Term Loan	2028 Notes	Total	2024 Term Loan	2028 Notes	Total
Principal	$122,000	$201,914	$323,914	$152,000	$201,914	$353,914
Unamortized debt discount and issuance costs	(428)	(2,316)	(2,744)	(826)	(3,124)	(3,950)
Net carrying amount	$121,572	$199,598	$321,170	$151,174	$198,790	$349,964
Current portion of long-term debt	26,700	—	26,700	11,593	—	11,593
Non-current portion of long-term debt	$94,872	$199,598	$294,470	$139,581	$198,790	$338,371
Components of debt interest expense were as follows as of the three and nine months ended December 31, 2025 and 2024, respectively (in thousands):

	Three Months Ended December 31, 2025			Three Months Ended December 31, 2024
	2024 Term Loan	2028 Notes	Total	2024 Term Loan	2022 Term Loan	2028 Notes	Total
Contractual interest expense	$2,207	$2,019	$4,226	$3,396	$—	$2,019	$5,415
Amortization of debt discount and issuance costs[1]	80	281	361	158	—	269	427
Total debt interest expense	$2,287	$2,300	$4,587	$3,554	$—	$2,288	$5,842
1 Amount represents the non-cash amortization of debt discount and issuance costs associated with the Company's debt instruments. These costs are amortized to interest expense over the respective terms of the debt using the effective interest method.

	Nine Months Ended December 31, 2025			Nine Months Ended December 31, 2024
	2024 Term Loan	2028 Notes	Total	2024 Term Loan	2022 Term Loan	2028 Notes	Total
Contractual interest expense	$7,207	$6,057	$13,264	$6,015	$9,466	$6,077	$21,558
Amortization of debt discount and issuance costs[1]	251	808	1,059	262	1,110	773	2,145
Total debt interest expense[2]	$7,458	$6,865	$14,323	$6,277	$10,576	$6,850	$23,703
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
The 2024 Term Loan bears interest at an annual rate equal to the Term Standard Overnight Financing Rate (the "Term SOFR"), plus a margin of either 2.50%, 2.75% or 3.00% based on the consolidated total net leverage ratio of the Company and its subsidiaries. The initial margin was 3.00% for the fiscal quarter ending September 30, 2024 and remained 3.00% as of December 31, 2025. The Company has the option to pay interest monthly, quarterly, or semi-annually. During the three months ended December 31, 2025, the Company elected quarterly interest payment terms resulting in contractual interest expense of $2.2 million. As of December 31, 2025, the debt issuance costs were amortized to interest expense over the term of the 2024 Term Loan at an effective interest rate of 8.64%.
Under the terms of the 2024 Credit Agreement, the Company has the right to prepay the 2024 Term Loan at any time without any premium or penalty. The Company completed three principal repayments of the 2024 Term Loan during fiscal year 2025 for a total of $48.0 million in aggregate principal amount. The Company completed three principal repayments of the 2024 Term Loan during fiscal year 2026 for a total of $30.0 million in aggregate principal amount. As of December 31, 2025, the scheduled remaining principal repayments are $39.5 million in fiscal year 2027 ($2.0 million on June 30, 2026 and $12.5 million on September 30, 2026 and each quarter thereafter through maturity), and $82.5 million principal is due before or upon maturity in fiscal year 2028. These annualized repayments will be made in quarterly installments. As of December 31, 2025, the Company has paid $37.5 million, $8.0 million, and $10.0 million of the originally scheduled principal repayments due fiscal year 2026, 2027, and 2028 respectively, and the remaining principal amount of the 2024 Term Loan after the payments is $122.0 million.
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
2 Total debt interest expense excludes the impact of capitalized interest related to property, plant and equipment from general borrowing costs during the nine months ended December 31, 2025.

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
The 2024 Credit Agreement contains a consolidated interest coverage ratio financial covenant, a maximum consolidated total net leverage ratio financial covenant and a maximum consolidated secured leverage ratio financial covenant, and contains affirmative and negative covenants customary for transactions of this type, including limitations with respect to share repurchases, indebtedness, liens, investments, dividends, disposition of assets, change in business, and transactions with affiliates. As of December 31, 2025, the Company was in compliance with all covenants set forth in the 2024 Credit Agreement.
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
In connection with the 2022 Credit Agreement, the Company issued detachable warrants (the “Warrants”) to affiliates of FP to purchase an aggregate of 3.1 million shares of the Company’s common stock with a five-year term and an exercise price of $7.15 per share (subject to adjustment) that represents a 27.5% premium over the closing price per share of the Company’s common stock on August 3, 2022. The Warrants are classified as liabilities as the Warrants contain certain terms that could result in cash settlement as a result of events outside of the Company’s control. Accordingly, the Company recognizes the Warrants as liabilities at fair value initially and adjusts the Warrants to fair value at each reporting period. As of December 31, 2025 and March 31, 2025, the fair value of the Warrants was $0.5 million and $1.1 million, respectively, and was recorded within other liabilities, non-current on the condensed consolidated balance sheets. The subsequent changes in fair value were recorded through other income (expense), net on the Company’s condensed consolidated statement of operations and comprehensive income (loss). See Note 3, Fair Value Measurements, for further details.
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
2028 Notes
As of December 31, 2025 and March 31, 2025, the Company had $201.9 million aggregate principal amount of 4.00% convertible senior notes due 2028 (the “2028 Notes”), with debt issuance costs of approximately $5.6 million, of which 50% was paid in the form of shares of the Company's common stock. The 2028 Notes are senior obligations of the Company that accrue interest, payable semi-annually in arrears on February 1 and August 1 of each year. The 2028 Notes will mature on February 1, 2028, unless earlier converted, redeemed or repurchased. The initial conversion rate is 139.8064 shares of the Company’s common stock per $1,000 principal amount of the 2028 Notes (equivalent to an initial conversion price of approximately $7.15 per share), subject to customary adjustments. Upon conversion of the 2028 Notes, the Company may elect to satisfy the conversion obligation with cash, shares of the Company’s common stock, or a combination of cash and shares of the Company’s stock. As of December 31, 2025, the Company was in compliance with all covenants set forth in the indenture governing the 2028 Notes. The debt discount and debt issuance costs are amortized to interest expense over the term of the 2028 Notes at an effective interest rate of 4.70%.

9. Stock-Based Compensation and Stockholders' Equity
Common Stock Reserved for Future Issuance
Shares of common stock reserved for future issuance related to outstanding equity awards and employee equity incentive plans as of December 31, 2025, were as follows (in thousands):

Common Stock Reserved for Future Issuance
Stock options outstanding	15
Restricted stock units outstanding	14,446
Shares available under the 2017 Plan	729
Shares available under the 2022 Plan	12,004
Shares available for future issuance under ESPP	5,460
Total shares of common stock reserved	32,654
The maximum number of shares reserved for the grant of awards under the 2022 Plan will be equal to the sum of the following: (i) 8.0 million shares available for grant under the 2022 Amended and Restated Equity Incentive Plan (the "2022 Plan") when it was initially adopted by shareholders on July 12, 2022, plus (ii) 14.0 million new shares approved by shareholders on August 15, 2024, plus (iii) 8.5 million new shares approved by shareholders on July 25, 2025, plus (iv) the number of shares subject to stock options granted under the Amended and Restated 2012 Equity Incentive Plan (the “Prior Plan”) that were outstanding as of 12:01 a.m. Pacific Time on June 22, 2022 (the “Prior Plan Expiration Time”), but only to the extent such stock options expire, terminate, are cancelled without having been exercised in full or are settled in cash after the Prior Plan Expiration Time without the delivery of shares, plus (v) the number of shares subject to restricted stock, restricted stock units ("RSUs") and performance stock units ("PSUs") granted under the Prior Plan that were outstanding as of the Prior Plan Expiration Time, but only to the extent such awards are forfeited by the holder, are reacquired by the Company at less than their then market value as a means of effecting a forfeiture, or are settled in cash after the Prior Plan Expiration Time without the delivery of shares (with the number of shares that recycle based on the Applicable Ratio, which is defined in the 2022 Plan), in each case, subject to adjustment upon certain changes in the Company’s capitalization.
The 2022 Plan provides for the granting of incentive stock options to employees and non-statutory stock options to employees, directors or consultants, and granting of stock appreciation rights, restricted stock, restricted stock units and performance units, qualified performance-based awards, and stock grants. The stock option price of incentive stock options granted cannot be less than the fair market value on the effective date of the grant. Options, restricted stock, and restricted stock units generally vest over three years or four years and expire ten years after the grant. As of December 31, 2025, 12.0 million shares remained available for future grants under the 2022 Plan.
Stock-Based Compensation
The following table presents stock-based compensation expense (in thousands):

	Three Months Ended December 31,		Nine Months Ended December 31,
	2025	2024	2025	2024
Cost of service revenue	$187	$499	$678	$2,447
Cost of other revenue	80	266	308	958
Research and development	1,002	3,461	3,524	11,778
Sales and marketing	928	2,288	4,712	7,389
General and administrative	1,955	3,020	6,645	9,138
Total	$4,152	$9,534	$15,867	$31,710
The Company accounts for stock-based compensation through the measurement and recognition of compensation expense for share-based payment awards made to employees, directors or consultants over the related requisite service period, including restricted stock, RSUs and PSUs, qualified performance-based awards, and stock grants (all issuable under the Company's equity incentive plans).

As of December 31, 2025, unrecognized stock-based compensation expense by award type and their expected weighted-average recognition periods are summarized as follows (in thousands, except years):

	RSU	PSU	ESPP
Unrecognized stock-based compensation expense	$16,963	$1,752	$734
Weighted-average amortization period	2.0 years	0.9 years	0.8 years
Restricted Stock Units
The following table presents the RSU activity (shares in thousands):

	Number of Shares	Weighted Average Grant Date Fair Value	Weighted Average Remaining Contractual Term (in Years)
Balance as of March 31, 2025	10,229	$2.67	0.94
Granted	7,381	1.85
Vested and released	(5,061)	2.82
Forfeited	(1,652)	2.34
Balance as of December 31, 2025	10,897	$2.10	1.02
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
The grant date fair value of market-based PSUs is determined using a Monte Carlo simulation model. Stock-based compensation expense is recognized over the requisite service period, regardless of whether the market condition is ultimately achieved. During the three months ended December 31, 2025 and 2024, the Company determined that the market conditions were not achieved and therefore no shares have been earned.
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
The Company determined that the CFFO and revenue targets for the performance period were probable of being achieved and recognized $0.4 million and $1.3 million of related compensation expense for the three and nine months ended December 31, 2025, respectively. The Company recognized $0.7 million and $0.9 million of related stock-based compensation expense for the three and nine months ended December 31, 2024, respectively.
The following table presents the PSU activity (shares in thousands):

	Number of Shares	Weighted Average Grant Date Fair Value	Weighted Average Remaining Contractual Term (in Years)
Balance as of March 31, 2025	3,880	$2.88	0.85
Granted[1]	1,295	1.82
Vested and released	(676)	1.88
Forfeited	(950)	3.63
Balance as of December 31, 2025	3,549	$2.48	0.89
1 Represents performance-based PSUs granted based on achievement of specific financial or operational goals, such as revenue growth or CFFO.

Employee Stock Purchase Plan ("ESPP")
As of December 31, 2025, a total of 5.5 million shares were available for issuance under the ESPP.
Share Repurchase Program
In May 2017, the Company's board of directors authorized the Company to purchase $25.0 million of its common stock from time to time under the 2017 Repurchase Plan (the "2017 Plan"). The 2017 Plan expires when the maximum purchase amount is reached, or upon the earlier revocation or termination by the board of directors. During the nine months ended December 31, 2025, the Company repurchased 1.0 million shares of common stock in the open market for approximately $1.8 million at an average price of $1.83 per share. The total purchase price of the common stock repurchased and retired was reflected as a reduction to consolidated stockholders' equity during the repurchase period. The remaining amount of shares of the Company's common stock available for repurchase under the 2017 Plan as of December 31, 2025 was approximately $5.2 million.
10. Income Taxes
The Company's effective tax rate was 9.4% and 23.1% for the three months ended December 31, 2025 and 2024, respectively, and 56.6% and (14.0)% for the nine months ended December 31, 2025 and 2024, respectively. The difference in the effective tax rate and the U.S. federal statutory rate was primarily due to the full valuation allowance that the Company maintains against its U.S. deferred tax assets after adjusting for the impact of certain provisions enacted under the Tax Cuts and Jobs Act, current tax liabilities of profitable foreign subsidiaries subject to different local income tax rates, and state taxes in the United States. The effective tax rate is calculated by dividing the provision for income taxes by the income (loss) before provision for income taxes.
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

11. Net Income (Loss) Per Share
The following is a reconciliation of the weighted average number of common shares outstanding used in calculating basic and diluted net income (loss) per share (in thousands, except per share data):

	Three Months Ended December 31,		Nine Months Ended December 31,
	2025	2024	2025	2024
Net income (loss)	$5,090	$3,022	$1,542	$(21,811)
Weighted average common shares outstanding - basic	138,781	130,970	136,861	128,750
Weighted average common shares outstanding - diluted	142,926	135,742	141,346	128,750

Net income (loss) per share - basic	$0.04	$0.02	$0.01	$(0.17)
Net income (loss) per share - diluted	$0.04	$0.02	$0.01	$(0.17)
For the fiscal period where the Company is in a loss position, basic and diluted net loss per share is the same, as the inclusion of all potential shares of potential dilutive shares would have had an anti-dilutive effect. The following potentially weighted-average common shares were excluded from the calculation of diluted earnings per share because their inclusion would have been anti-dilutive (shares in thousands):

	Three Months Ended December 31,		Nine Months Ended December 31,
	2025	2024	2025	2024
Stock options	15	215	61	310
Restricted stock units and Performance stock units	2,230	4,058	2,550	5,062
Potential shares attributable to the ESPP	1,932	2,950	1,718	3,248
Warrants to purchase common stock	3,100	3,100	3,100	3,100
Total anti-dilutive shares	7,277	10,323	7,429	11,720
12. Related Party Transactions
The Company has conducted business with an outside sales and marketing vendor since December 2017, which became a related party in July 2022 when a member of the Company's board of directors joined the vendor's board of directors. During the nine months ended December 31, 2025, the Company renewed its existing one-year contract with the vendor for an additional one-year contractual term valued at $0.5 million. During the nine months ended December 31, 2025, the Company paid $0.6 million for services rendered to this vendor.

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
While the implications of macroeconomic events on our business, results of operations, and overall financial position remain uncertain over the long term, we expect that adverse economic conditions could adversely impact our business in future periods. For example, our installed base includes approximately 50,000 small businesses, which tend to be disproportionately impacted by macroeconomic headwinds.

Summary and Outlook
As part of our long-term strategy to grow our revenue and increase profitability and cash flow, we are focused on retaining our existing customers and expanding our mid-market, enterprise and public sector customer base. We believe that continued innovation is a critical factor in attracting and retaining our customers and is an important variable in achieving sustainable growth. We are committed to continuing our investment in research and development to deliver innovation across our Platform for CX, expand our ecosystem of integrated third-party applications, and maintain the high platform availability our customers require.
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
Our investment in innovation has been complemented by initiatives to manage the cost of delivering our services and improve our sales efficiency. We continue to monitor factors that could have an impact on customer buying behavior and demand, including technological changes in artificial intelligence ("AI") and AI-related developments, macroeconomic conditions, the competitive environment, contract duration, churn, upsell and down-sell, renewals, and payment terms, all of which have caused variability in our results and may continue to do in the future. We expect the cost of delivering our communication services, both in total dollars and as a percentage of service revenue, to vary with the amount of service revenue and the mix of subscription and usage revenue within service revenue. To improve our sales efficiency over time, we continue to invest in marketing programs to drive awareness for our solutions, and we have increased training for our sales teams and invested in tools to increase productivity. We have also expanded our reseller partner programs to extend our reach within our target customer market, placing increased emphasis on developing a community of value-added resellers who provide implementation services and Tier 1 customer support in addition to sales. To support our customers and partners, we have expanded our customer success organization and continue to invest in improvements to our back-office processes to increase our operational efficiency over time.
Key GAAP Operating Results
To assess the success of our strategies to achieve growth and increase our cash flow, management reviews our financial performance as presented in our consolidated financial statements, including trends in revenue, gross profit margin, income (loss) from operations, and cash flow generated by operations in absolute dollars and as a percentage of revenue as presented in the following table:

	Fiscal Year 2026			Fiscal Year 2025
	Three Months Ended			Three Months Ended
(In thousands, except percentages)	December 31, 2025	September 30, 2025	June 30, 2025	March 31, 2025	December 31, 2024	September 30, 2024	June 30, 2024
Service revenue	$179,682	$179,094	$176,308	$171,588	$173,459	$175,075	$172,801
% of Total Revenue	97.1%	97.3%	97.2%	96.9%	97.0%	96.7%	97.0%
Gross profit	$118,216	$119,340	$120,440	$120,052	$121,085	$123,175	$120,960
% of Total Revenue	63.9%	64.8%	66.4%	67.8%	67.7%	68.1%	67.9%
Income (loss) from operations	$9,694	$5,349	$565	$419	$8,979	$7,169	$(1,374)
% of Total Revenue	5.2%	2.9%	0.3%	0.2%	5.0%	4.0%	(0.8)%
Net income (loss)	$5,090	$767	$(4,315)	$(5,401)	$3,022	$(14,543)	$(10,290)
% of Total Revenue	2.8%	0.4%	(2.4)%	(3.1)%	1.7%	(8.0)%	(5.8)%
Net cash provided by operating activities	$20,692	$8,835	$11,873	$5,873	$27,216	$12,317	$18,148

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

Results of Operations
Revenue
Service revenue

	Three Months Ended December 31,				Nine Months Ended December 31,
(In thousands, except percentages)	2025	2024	Change		2025	2024	Change
Service revenue	$179,682	$173,459	$6,223	3.6%	$535,084	$521,335	$13,749	2.6%
Percentage of total revenue	97.1%	97.0%			97.2%	96.9%
Three Months Ended
Service revenue increased by $6.2 million, or 3.6%, for the three months ended December 31, 2025, compared to the three months ended December 31, 2024. This change was driven by an increase of $14.0 million in platform usage revenue generated primarily in the Asia-Pacific region, resulting from higher customer consumption volumes of our usage-based offerings, reflecting expanded customer adoption and usage of messaging, minutes and AI-based solutions during the period. This increase was partially offset by a decrease in subscription revenue of $7.8 million consisting predominantly of former Fuze customers.
Nine Months Ended
Service revenue increased by $13.7 million, or 2.6%, for the nine months ended December 31, 2025, compared to the nine months ended December 31, 2024. This change was driven by an increase of $34.2 million in platform usage revenue generated primarily in the Asia-Pacific region, resulting from higher customer consumption volumes of our usage-based offerings, reflecting expanded customer adoption and usage of messaging, minutes and AI-based solutions during the period. This increase was partially offset by a decrease in subscription revenue of $20.5 million consisting predominantly of former Fuze customers.
Other revenue

	Three Months Ended December 31,				Nine Months Ended December 31,
(In thousands, except percentages)	2025	2024	Change		2025	2024	Change
Other revenue	$5,368	$5,423	$(55)	(1.0)%	$15,422	$16,692	$(1,270)	(7.6)%
Percentage of total revenue	2.9%	3.0%			2.8%	3.1%
Three Months Ended
Other revenue decreased by $0.1 million, or 1.0%, for the three months ended December 31, 2025, compared to the three months ended December 31, 2024, due to a decrease in professional service revenue of $0.5 million, partially offset by an increase in product revenue of $0.4 million.
Nine Months Ended
Other revenue decreased by $1.3 million, or 7.6%, for the nine months ended December 31, 2025, compared to the nine months ended December 31, 2024, due to lower product revenue and professional service revenue of $1.1 million and $0.2 million, respectively.
Cost of Revenue
Cost of service revenue

	Three Months Ended December 31,				Nine Months Ended December 31,
(In thousands, except percentages)	2025	2024	Change		2025	2024	Change
Cost of service revenue	$59,515	$50,529	$8,986	17.8%	$171,036	$150,276	$20,760	13.8%
Percentage of service revenue	33.1%	29.1%			32.0%	28.8%

Three Months Ended
Cost of service revenue increased by $9.0 million, or 17.8%, for the three months ended December 31, 2025, compared to the three months ended December 31, 2024, primarily due to increases of $10.9 million in network and carrier service provider costs to deliver our subscription and platform usage services to support our capacity needs and $0.6 million in salaries, benefits and consulting costs. These increases were partially offset by decreases of $1.6 million in amortization of intangible assets, $0.5 million in stock-based compensation, and $0.4 million in amortization of capitalized software.
Nine Months Ended
Cost of service revenue increased by $20.8 million, or 13.8%, for the nine months ended December 31, 2025, compared to the nine months ended December 31, 2024, primarily due to increases of $28.2 million in network and carrier service provider costs to deliver our subscription and platform usage services to support our capacity needs and $2.0 million in salaries, benefits and consulting costs. These increases were partially offset by decreases of $4.8 million in amortization of intangible assets, $2.7 million in stock-based compensation, and $1.9 million in amortization of capitalized software.
Cost of other revenue

	Three Months Ended December 31,				Nine Months Ended December 31,
(In thousands, except percentages)	2025	2024	Change		2025	2024	Change
Cost of other revenue	$7,319	$7,268	$51	0.7%	$21,474	$22,531	$(1,057)	(4.7)%
Percentage of other revenue	136.3%	134.0%			139.2%	135.0%
Three Months Ended
Cost of other revenue increased by $0.1 million, or 0.7%, for the three months ended December 31, 2025, compared to the three months ended December 31, 2024, primarily due to an increase of $0.3 million in product costs associated with IP telephone hardware. This increase was partially offset by a decrease of $0.2 million in stock-based compensation.
Nine Months Ended
Cost of other revenue decreased by $1.1 million, or 4.7%, for the nine months ended December 31, 2025, compared to the nine months ended December 31, 2024, primarily due to decreases of $0.9 million in lower product costs associated with IP telephone hardware and $0.7 million of stock-based compensation. These decreases were partially offset by an increase of $0.5 million in salaries, benefits, and consulting costs to deliver our professional services.
Operating Expenses
Research and development

	Three Months Ended December 31,				Nine Months Ended December 31,
(In thousands, except percentages)	2025	2024	Change		2025	2024	Change
Research and development	$27,191	$29,833	$(2,642)	(8.9)%	$83,473	$93,261	$(9,788)	(10.5)%
Percentage of total revenue	14.7%	16.7%			15.2%	17.3%
Three Months Ended
Research and development expenses decreased by $2.6 million, or 8.9%, for the three months ended December 31, 2025, compared to the three months ended December 31, 2024, primarily due to decreases of $2.2 million in stock-based compensation, $1.2 million in combined salaries, benefits, and consulting costs necessary for us to conduct our product, platform development and engineering efforts, and $0.7 million in costs to operate data centers. These decreases were partially offset by increases of $1.1 million in software licenses and other costs and $0.4 million in amortization of capitalized software.
Nine Months Ended
Research and development expenses decreased by $9.8 million, or 10.5%, for the nine months ended December 31, 2025, compared to the nine months ended December 31, 2024, primarily due to decreases of $7.4 million in stock-based compensation, $2.6 million in internally-developed software and other costs, and $1.7 million in costs to operate data centers and facilities. These decreases were partially offset by increases of $1.2 million in software licenses and $0.7 million in amortization of capitalized software.

Sales and marketing

	Three Months Ended December 31,				Nine Months Ended December 31,
(In thousands, except percentages)	2025	2024	Change		2025	2024	Change
Sales and marketing	$60,513	$65,644	$(5,131)	(7.8)%	$192,532	$197,617	$(5,085)	(2.6)%
Percentage of total revenue	32.7%	36.7%			35.0%	36.7%
Three Months Ended
Sales and marketing expenses decreased by $5.1 million, or 7.8%, for the three months ended December 31, 2025, compared to the three months ended December 31, 2024, primarily due to decreases of $3.4 million in channel commissions and amortization of deferred contract acquisition costs, $1.4 million in stock-based compensation expense, and $0.7 million in paid media and other marketing services costs. These decreases were partially offset by an increase of $0.4 million in salaries, benefits, and consulting costs.
Nine Months Ended
Sales and marketing expenses decreased by $5.1 million, or 2.6% for the nine months ended December 31, 2025, compared to the nine months ended December 31, 2024, primarily due to decreases of $9.5 million in channel commissions and amortization of deferred contract acquisition costs and $3.1 million in stock-based compensation expense. These decreases were partially offset by increases of $5.7 million in salaries, benefits, and consulting costs and $1.8 million in paid media and other marketing services costs.
General and administrative

	Three Months Ended December 31,				Nine Months Ended December 31,
(In thousands, except percentages)	2025	2024	Change		2025	2024	Change
General and administrative	$20,818	$16,629	$4,189	25.2%	$66,383	$59,568	$6,815	11.4%
Percentage of total revenue	11.2%	9.3%			12.1%	11.1%
Three Months Ended
General and administrative expenses increased by $4.2 million, or 25.2%, for the three months ended December 31, 2025, compared to the three months ended December 31, 2024, primarily due to an increase of $6.7 million in legal and regulatory costs. This increase was partially offset by a decrease of $2.5 million in stock-based compensation and other general corporate costs.
Nine Months Ended
General and administrative expenses increased by $6.8 million, or 11.4%, for the nine months ended December 31, 2025, compared to the nine months ended December 31, 2024, primarily due to increases of $10.9 million in legal and regulatory costs, $0.9 million in salaries, benefits, and consulting costs, and $0.6 million in facilities costs. These increases were partially offset by decreases of $2.6 million in stock-based compensation and $3.0 million in other general corporate costs.

Other expense, net
Interest expense

	Three Months Ended December 31,				Nine Months Ended December 31,
(In thousands, except percentages)	2025	2024	Change		2024	2023	Change
Interest expense	$(4,587)	$(5,842)	$1,255	(21.5)%	$(13,397)	$(23,703)	$10,306	(43.5)%
Percentage of total revenue	(2.5)%	(3.3)%			(2.4)%	(4.4)%
Three Months Ended
Interest expense decreased by $1.3 million, or 21.5%, for the three months ended December 31, 2025, compared to the three months ended December 31, 2024, primarily due to a lower interest rate and principal balance on the 2024 Term Loan. See Note 8, Convertible Senior Notes and Term Loan, for further details.
Nine Months Ended
Interest expense decreased by $10.3 million, or 43.5%, for the nine months ended December 31, 2025, compared to the nine months ended December 31, 2024, primarily due to a lower interest rate and principal balance on the 2024 Term Loan compared to the 2022 Term Loan and capitalized interest related to property, plant and equipment from general borrowing costs. See Note 8, Convertible Senior Notes and Term Loan, for further details.
Other income (expense), net

	Three Months Ended December 31,				Nine Months Ended December 31,
(In thousands, except percentages)	2025	2024	Change		2025	2024	Change
Other income (expense), net	$511	$793	$(282)	(35.6)%	$1,343	$(10,200)	$11,543	NM
Percentage of total revenue	0.3%	0.4%			0.2%	(1.9)%
NM = not meaningful
Three Months Ended
We recognized $0.5 million of other income, net during the three months ended December 31, 2025, compared to $0.8 million of other income, net during the three months ended December 31, 2024, primarily due to a decrease of $1.6 million due to reduced foreign exchange gains and a $0.3 million decrease in interest income earned on cash and cash equivalents. These decreases were offset by a reduced loss of $1.2 million on the remeasurement of Warrants issued in connection with the 2022 Term Loan, a reduction in the loss on debt extinguishment of $0.2 million, and a $0.2 million decrease in other expense.
Nine Months Ended
We recognized $1.3 million of other income, net during the nine months ended December 31, 2025, compared to $10.2 million of other expense, net during the nine months ended December 31, 2024, primarily due to a decrease in the loss on debt extinguishment of $12.1 million, a $1.0 million decrease due to reduced foreign exchange losses, and a decrease of $0.3 million in other expenses. These decreases were offset by $1.3 million decrease in interest income earned on cash and cash equivalents and a reduced gain of $0.6 million on the remeasurement of Warrants issued in connection with the 2022 Term Loan.

Provision for income taxes

	Three Months Ended December 31,				Nine Months Ended December 31,
(In thousands, except percentages)	2025	2024	Change		2025	2024	Change
Provision for income taxes	$528	$908	$(380)	(41.9)%	$2,012	$2,682	$(670)	(25.0)%
Percentage of total revenue	0.3%	0.5%			0.4%	0.5%
Three Months Ended
The provision for income taxes decreased by $0.4 million for the three months ended December 31, 2025, compared to the three months ended December 31, 2024, primarily driven by the effect of the OBBBA's federal and state tax provision for the three months ended December 31, 2025.
Nine Months Ended
The provision for income taxes decreased by $0.7 million for the nine months ended December 31, 2025, compared to the nine months ended December 31, 2024, primarily driven by the effect of the OBBBA's federal and state tax provisions, which were partially offset by an increase in profit before tax of foreign profitable entities for the nine months ended December 31, 2025 as compared to the nine months ended December 31, 2024.
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
Cash and Cash Equivalents
The following is a summary of our cash and cash equivalents (in thousands):

	December 31, 2025	March 31, 2025
Cash and cash equivalents	$86,882	$88,050
Restricted cash, current[1]	1,318	462
Restricted cash, non-current[1]	—	812
Total	$88,200	$89,324
(1) Restricted cash supports letters of credit securing leases for office facilities and certain equipment for the same periods, and funds related to business combinations.
Our primary requirements for liquidity and capital are working capital needs due to delivery of our various products to customers, research and development, sales and marketing activities, principal and interest payments on our outstanding debt, and other general corporate needs. Historically, these cash requirements have been met from cash provided by operating activities and our cash and cash equivalents balances. Our current capital deployment strategy for fiscal year 2026 is to invest excess cash on hand to support our continued growth initiatives into select markets and planned software development activities and pay down our debt. As of December 31, 2025, we are not party to any off-balance sheet arrangements that have had or are reasonably likely to have a current or future material effect on our financial condition, results of operations, liquidity, capital expenditures, or capital resources. Significant cash requirements for the fiscal year include our operating lease obligations, interest payments related to our debt obligations, and operating and capital purchase commitments. For information regarding our expected cash requirements and timing of payments related to leases and non-cancellable purchase commitments, see Note 6, Leases, and Note 7, Commitments and Contingencies, respectively, to the condensed consolidated financial statements. Additionally, refer to Note 8, Convertible Senior Notes and Term Loan, to the condensed consolidated financial statements for more information related to our debt obligations and applicable covenants.
Our outstanding 2024 Term Loan allows for voluntary prepayments. In order to reduce future cash interest payments, as well as future amounts due at maturity or upon redemption, we may, from time to time, make prepayments. The Company evaluates opportunities for stock repurchases and may utilize cash and cash equivalents to repurchase shares under the 2017 Plan. During the nine months ended December 31, 2025, the Company repurchased 1.0 million shares of common stock in the open market for approximately $1.8 million at an average price of $1.83 per share. For more information, see Note 9, Stock-Based Compensation and Stockholders' Equity.

As of December 31, 2025, our 2028 Notes were trading at a discount to their respective principal amount. We may seek to retire or purchase our outstanding debt through open-market purchases, privately negotiated transactions or otherwise, which may have an impact on our liquidity requirements. Any such transactions will be dependent upon several factors, including our liquidity requirements, contractual restrictions, prevailing market conditions, and other factors. Whether or not we engage in any such transactions will be determined at our discretion. For historical debt payments, see Note 8, Convertible Senior Notes and Term Loan.
Cash Flows
The following is a summary of our cash flows provided by (used in) operating, investing and financing activities (in thousands):

	Nine Months Ended December 31,
	2025	2024
Net cash provided by operating activities	$41,400	$57,681
Net cash used in investing activities	(12,812)	(10,230)
Net cash used in financing activities	(31,843)	(59,097)
Effect of exchange rate changes on cash	2,131	(450)
Net decrease in cash and cash equivalents	$(1,124)	$(12,096)
Cash provided by operating activities decreased by $16.3 million to $41.4 million for the nine months ended December 31, 2025, primarily due to reduced net loss, and to a lesser extent, changes in working capital, the timing of billings and customer collections, as well as the amount and timing of disbursements to our vendors. Cash used in investing activities increased $2.6 million to $12.8 million for the nine months ended December 31, 2025, mainly due to an increase in capitalized internal-use software costs. Cash used in financing activities decreased by $27.3 million to $31.8 million for the nine months ended December 31, 2025, mainly due to principal repayments for our term loan and payments for repurchases of shares of common stock.
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
The 2024 Term Loan bears interest at an annual rate equal to the Term SOFR, plus a margin of either 2.50%, 2.75% or 3.00% based on the consolidated total net leverage ratio of the Company and its subsidiaries. The initial margin was 3.00% for the fiscal quarter ending September 30, 2024 and remained 3.00% as of December 31, 2025. We have the option to pay interest monthly, quarterly, or semi-annually. During the three months ended December 31, 2025, we elected quarterly interest payment terms which resulted in cash payments of $2.2 million. For the three months ending March 31, 2026, we have elected monthly interest payment terms, which will result in cash payments of approximately $2.0 million. As of December 31, 2025, the debt issuance costs were amortized to interest expense over the term of the 2024 Term Loan at an effective interest rate of 8.64%.
Under the terms of the 2024 Credit Agreement, the Company has the right to prepay the 2024 Term Loan at any time without any premium or penalty. The Company completed three principal repayments of the 2024 Term Loan during fiscal year 2025 for a total of $48.0 million in aggregate principal amount. The Company completed three principal repayments of the 2024 Term Loan during fiscal year 2026 for a total of $30.0 million in aggregate principal amount. As of December 31, 2025, the scheduled remaining principal repayments are $39.5 million in fiscal year 2027 ($2.0 million on June 30, 2026 and $12.5 million on September 30, 2026 and each quarter thereafter through maturity) and $82.5 million principal is due before or upon maturity in fiscal year 2028. These annualized repayments will be made in quarterly installments. As of December 31, 2025, the Company has paid $37.5 million, $8.0 million, and $10.0 million of the originally scheduled principal repayments due fiscal year 2026, 2027, and 2028 respectively, and the remaining principal amount of the 2024 Term Loan after the payments is $122.0 million.

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
2022 Term Loan Extinguishment
On August 5, 2024, we repaid in full the outstanding principal amount and accrued interest of the 2022 Term Loan using the proceeds of the 2024 Term Loan and cash on hand. The Repayment was accounted for as a debt extinguishment. The carrying value of the 2022 Term Loan, including the unamortized debt discount and issuance costs, was derecognized. The difference of $12.0 million between the cash consideration paid to extinguish the 2022 Term Loan and the carrying value of the 2022 Term Loan was recognized as a loss on debt extinguishment included in the loss on debt extinguishment line item recorded in other income (expense) in the condensed consolidated statement of operations and comprehensive income (loss). The Warrants continue to be outstanding with no change in terms in connection with the Repayment or issuance of the 2024 Term Loan.
Loans made under the 2022 Credit Agreement bore interest at an annual rate equal to the Term SOFR, subject to a floor of 1.00% and a credit spread adjustment of 0.10%, plus a margin of 6.50%. During the nine months ended December 31, 2024, we paid $9.4 million of interest under the 2022 Term Loan.
Material Cash Requirements and Other Obligations
As of March 31, 2025, our material cash requirements and other obligations were $527.1 million. During the nine months ended December 31, 2025, we increased our non-cancellable three-year hosting service contract commitment from $24.1 million to $54.0 million. Under this agreement, $2.4 million remains due during fiscal year 2026, $10.0 million will be due during fiscal year 2027 and $10.0 million will be due during fiscal year 2028. For information regarding our material cash requirements and other obligations, see Item 7, "Management's Discussion and Analysis", in the Form 10-K.
During the nine months ended December 31, 2025, we reduced the 2024 Term Loan contractual principal by $30.0 million to $122.0 million. See Note 8, Convertible Senior Notes and Term Loan, for further details.
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
Our consolidated financial statements are prepared in accordance with U.S. generally accepted accounting principles ("U.S. GAAP"). See Note 1, The Company and Significant Accounting Policies, in the notes to the unaudited condensed consolidated financial statements included in this Quarterly Report, which describes the significant accounting policies and methods used in the preparation of our consolidated financial statements. There have been no significant changes during the nine months ended December 31, 2025 to our critical accounting policies and estimates previously disclosed in our Form 10-K.

ITEM 3. Quantitative and Qualitative Disclosures About Market Risk
There have been no material changes in our exposures to market risk since March 31, 2025. For details on the Company’s interest rate and foreign currency exchange risks, see Part I, Item 7A. “Quantitative and Qualitative Information About Market Risks” in our Form 10-K.
ITEM 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, as of December 31, 2025. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of December 31, 2025, our disclosure controls and procedures were effective at a reasonable assurance level.
Changes in Internal Control Over Financial Reporting
During the three months ended December 31, 2025, there was no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
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

PART II. OTHER INFORMATION
ITEM 1. Legal Proceedings
Information with respect to this item may be found in Note 7, Commitments and Contingencies, under the heading “Legal Proceedings” in the Notes to Unaudited Condensed Consolidated Financial Statements included in this Quarterly Report, which is incorporated by reference in response to this item.
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
None.
(b) Use of Proceeds from Registered Securities
None.
(c) Issuer Purchases of Equity Securities
In May 2017, the Company's board of directors authorized the Company to purchase $25.0 million of its common stock from time to time under the 2017 Repurchase Plan (the "2017 Plan"). The 2017 Plan expires when the maximum purchase amount is reached, or upon the earlier revocation or termination by the board of directors. The remaining amount of shares of our common stock available for repurchase under the 2017 Plan as of December 31, 2025 was approximately $5.2 million. There were no repurchases made during the three months ended December 31, 2025.
ITEM 3. Defaults Upon Senior Securities
None.
ITEM 4. Mine Safety Disclosures
Not applicable.
ITEM 5. Other Information
None of the Company's directors and officers (as defined in Rule 16a-1(f) under the Exchange Act) adopted or terminated a Rule 10b5-1 trading arrangement (as defined in Item 408(c) of Regulation S-K) during the three months ended December 31, 2025.
Our officers (as defined in Rule 16a-1(f) under the Exchange Act) have entered into sell-to-cover arrangements, which constitute non-Rule 10b5-1 trading arrangements (as defined in Item 408(c) of Regulation S-K), authorizing the pre-arranged sale of shares to satisfy tax withholding obligations of the Company arising exclusively from the vesting of RSUs and PSUs, as applicable, and the related issuance of shares. Any sale of shares under these arrangements will occur only if (i) the aggregate value of all of the shares withheld by the Company to satisfy such tax withholding obligations in the given fiscal year has reached a certain threshold, and (ii) the sale does not result in any short-swing liability under Section 16(b) of the Exchange Act. The amount of shares to be sold under these arrangements may vary and will be dependent on the trading price of the Company’s common stock at the time of the vesting of the RSUs and PSUs, as applicable. Each of these arrangements lasts until the final vesting date of the applicable RSUs or PSUs, or each officer’s earlier termination of employment.

ITEM 6. Exhibits

Incorporated by Reference
Exhibit Number	Exhibit Description	Company Form	Filing Date	Exhibit Number	Filed Herewith
3.1	Certificate of Amendment to the Restated Certificate of Incorporation of 8x8, Inc., dated as of July 12, 2022	8-K	7/13/2022	3.1
3.2	Amended and Restated By-Laws of 8x8, Inc.	8-K	7/28/2015	3.2
31.1	Certification of Chief Executive Officer of the Registrant pursuant to Rule 13a-14				X
31.2	Certification of Chief Financial Officer of the Registrant pursuant to Rule 13a-14				X
32.1	Certification of Chief Executive Officer of the Registrant pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002				X
32.2	Certification of Chief Financial Officer of the Registrant pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002				X
101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.				X
101.SCH	XBRL Taxonomy Schema Linkbase Document				X
101.CAL	XBRL Taxonomy Calculation Linkbase Document				X
101.DEF	XBRL Taxonomy Definition Linkbase Document				X
101.LAB	XBRL Taxonomy Labels Linkbase Document				X
101.PRE	XBRL Taxonomy Presentation Linkbase Document				X
104	Cover Page Interactive Data File. Formatted as inline XBRL and contained in Exhibit 101.				X

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant, 8x8, Inc., a Delaware corporation, has duly caused this Quarterly Report on Form 10-Q to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Campbell, State of California, on February 4, 2026.

8x8, Inc.

/s/ Suzy Seandel
Suzy Seandel
Chief Accounting Officer
(Principal Accounting Officer and Duly Authorized Officer)