Form 10-K
period 2026-03-31
8X8 INC /DE/
filed 2026-05-22
CIK 1023731

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended March 31, 2026
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒
The aggregate market value of voting stock held by non-affiliates of the Registrant on September 30, 2025, based on the closing price of $2.12 for shares of the Registrant’s common stock as reported by the Nasdaq Global Select Market, was approximately $281.6 million. Shares of common stock held by each executive officer, director, and their affiliated holders have been excluded in that such persons may be deemed to be affiliates. The determination of affiliate status for this purpose is not necessarily a conclusive determination for any other purpose.
The number of shares of the Registrant's common stock outstanding as of May 8, 2026 was 141,189,769.
DOCUMENTS INCORPORATED BY REFERENCE
Items 10, 11, 12, 13 and 14 of Part III incorporate information by reference from the Proxy Statement to be filed within 120 days of March 31, 2026 for the 2026 Annual Meeting of Stockholders.

8X8, INC.
INDEX TO ANNUAL REPORT ON FORM 10-K
FOR THE YEAR ENDED MARCH 31, 2026

PART I
Forward-Looking Statements and Risk Factors
Statements contained in this Annual Report on Form 10-K, or this "Annual Report", regarding our expectations, beliefs, estimates, intentions or strategies are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933 (the "Securities Act") and Section 21E of the Securities Exchange Act of 1934 (the "Exchange Act"), in each case, as amended from time to time. Any statements contained herein that are not statements of historical fact may be deemed to be forward-looking statements. For example, words such as "may," "will," "should," "estimates," "predicts," "potential," "continue," "strategy," "believes," "anticipates," "plans," "expects," "intends," “opportunity,” and similar expressions are intended to identify forward-looking statements.
Forward-looking statements contained in this Annual Report include, but are not limited to, statements about: our future financial performance, including revenue, margins, and operating expenses; trends in our business and the technology industry; the sufficiency of our cash, cash equivalents, investments, and operating cash flows to meet our liquidity needs; our ability to service our debt or secure additional debt; our market position, opportunity, and growth strategy; our ability to compete successfully; our product strategy, innovation efforts and evolving artificial intelligence ("AI") capabilities; our ability to operate under evolving macroeconomic conditions, including geopolitical conflicts, tariffs, inflationary pressures, and currency volatility; our ability to attract and retain customers; our ability to expand into new markets and internationally; our ability to manage growth and future expenses; and the impact of recent accounting pronouncements on our consolidated financial statements.
Forward-looking statements may appear throughout this Annual Report, including in the following sections: “Business” (Part I, Item 1), “Risk Factors” (Part I, Item 1A), and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” (Part II, Item 7). We describe risks and uncertainties that could impact forward-looking statements or cause actual results and events to differ materially in “Risk Factors,” “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and “Quantitative and Qualitative Disclosures About Market Risk” (Part II, Item 7A of this Annual Report). All forward-looking statements included in this Annual Report are based on information available to us on the date hereof, and we assume no obligation to update any such forward-looking statements. Readers are urged to carefully review and consider the various disclosures made in this Annual Report, which attempts to advise interested parties of the risks and factors that may affect our business, financial condition, results of operations and prospects.
Our fiscal year ends on March 31 of each calendar year. Each reference to a fiscal year in this Annual Report refers to the fiscal year ended March 31 of the calendar year indicated (for example, fiscal 2026 refers to the fiscal year ended March 31, 2026). Unless the context requires otherwise, references to "we," "us," "our," "8x8," and the "Company" refer to 8x8, Inc. and its consolidated subsidiaries. All dollar amounts within this Annual Report are in thousands of United States Dollars ("Dollars") unless otherwise noted.

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
We serve a broad customer base, from small businesses to large global enterprises, across every major industry. Our strategic focus has increasingly shifted toward mid-market, small and mid-sized enterprise, and public sector organizations, particularly those with 500 to 10,000 employees. These customers often have more complex communication and customer service needs and are more likely to benefit from, and invest in, multiple services across our platform. This focus aligns with our strengths, eliminating communication silos and enabling businesses to transform every customer interaction into a strategic asset. We also invest resources in retaining our small business customers, including world class onboarding and customer care specialists that are a single point of contact for all service and support needs.
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
During fiscal 2026, we successfully completed the upgrade of all customers from the legacy Fuze platform onto the 8x8 platform, a multi-year integration effort that concluded on December 31, 2025. Operating on a single unified platform enables improved efficiency, reduced infrastructure complexity, and a stronger foundation for customer retention and cross-sell.
Our Strategy
We believe there is a large market opportunity to provide customer experience and communication solutions to mid-market and small- and mid-sized enterprise organizations. Our integrated platform approach enables solutions that span the entire organization and bridge the gaps in communications and customer experience that result from siloed communications and contact center environments. Our solutions are intentionally engineered for effortless adoption, enabling information technology (“IT”) teams and customer experience leaders to improve customer satisfaction, increase employee productivity and drive better business outcomes as their needs evolve and mature over time.
Our strategy is built around six key pillars:
Unified Platform for Customer Experience ("CX"): Our cloud-native 8x8 Platform for CX integrates contact center, unified communications, and communications platform-as-a-service capabilities into a single, secure architecture. Since March 2026, the platform has also included access to our 8x8 AI Studio, enabling customers to build voice and digital AI agents directly in the platform using natural language prompts. The platform is powered by our Customer Interaction Data Platform, which captures, connects, and contextualizes interaction data across the organization. With embedded AI and omnichannel functionality, the 8x8 Platform for CX enables consistent, intelligent customer and employee experiences across voice, video, chat, and messaging, helping businesses drive operational efficiency, elevate service quality, and unlock actionable insights at scale.
Outcome-Driven Innovation: We invest in innovation designed to reduce complexity for our customers, help our customers elevate their experience, improve agent and employee productivity and modernize legacy systems. Flexible user interfaces and AI-based features are enabled across our platform to improve productivity and drive proactive customer engagement. Features such as real-time call summaries, sentiment analysis, AI-based routing, and AI coaching on next-best-action enable proactive, personalized service and faster outcomes.

Customer Focus: Mid-Market, Enterprise, and Public Sector: Our go-to-market strategy and innovation efforts are centered on serving mid-market, small to mid-sized enterprises, and public sector organizations, segments that often face complex communication and engagement challenges. With a modular platform and a comprehensive suite of capabilities, we enable these customers, many of whom may not have dedicated customer experience engineering teams, to easily adopt and integrate multiple products. This approach drives greater value and improved outcomes and fosters long-term, strategic partnerships. Annual revenue from customers using three or more products now represents more than one-third of our recurring revenue, validating the long-term value of our integrated platform approach.
Modern Go-To-Market Approach: We reach customers through a hybrid approach that includes direct sales, digital channels, value-added resellers, and strategic integrations with large platforms like Microsoft Teams and Salesforce. This allows us to scale efficiently while tailoring our approach to different customer segments.
Customer Lifecycle Success: Our customer success teams deliver a full lifecycle engagement model focused on rapid onboarding and long-term expansion based on account potential, resulting in increased revenue over time. This proactive approach is intended to drive higher customer satisfaction, increased cross-sell of additional products, and higher customer retention.
Technology Partner Ecosystem and Platform Extensibility: Our Technology Partner Ecosystem, a carefully curated set of technology innovators, enables customers to integrate best-of-breed customer experience solutions through deep platform integration for a native-like experience. The extensibility of our platform enables rapid innovation, tailored solutions, and faster deployment of best-of-breed and emerging technologies while eliminating integration complexity.
Our Platform for CX
8x8 delivers an integrated, AI-powered Platform for CX that unifies contact center-as-a-service ("CCaaS"), unified communications-as-a-service ("UCaaS"), and communications platform-as-a-service ("CPaaS") communication programmable application interfaces ("APIs") into a single cloud-native solution. At the core of the platform is the 8x8 Customer Interaction Data Platform, which captures, connects, and contextualizes interaction data across the organization. This comprehensive, high-fidelity data foundation powers a growing portfolio of AI-based features, including intelligent routing, sentiment analysis, live agent guidance, and journey optimization, which enable our customers to drive operational efficiency and deliver proactive, personalized customer engagement with their end customers. The unified nature of our Platform for CX ensures seamless data capture, consistent processing and analytics, and continuous learning, enabling customers to deliver scalable, outcome-driven customer experiences that increase customer loyalty and revenue.
The platform also includes tools such as 8x8 AI Studio for developing voice and digital AI agents, AI Orchestrator for managing multi-vendor virtual agent environments, JourneyIQ for visualizing end-to-end customer journeys and moving customer engagement from reactive to proactive, Workforce Engagement Management to efficiently schedule and manage contact center resources, and 8x8 Engage™, a mobile-inclusive solution extending modern customer experience capabilities beyond the contact center to all customer-facing teams. With support for omnichannel communications, including short messaging service (“SMS”), rich messaging services ("RCS") for business messaging, WhatsApp, video, and voice, as well as AI-powered features like real-time transcription, live summaries, Customer 360, Agent Assist, customer AI-health scoring, and Compose with AI for message generation, 8x8 enables enterprises to deliver faster, more intelligent, and more empathetic customer service across every channel and interaction. The AI features in the platform leverage a variety of AI models, including models from OpenAI, Anthropic, Google, Eleven Labs and xAI Grok.
To address specialized customer needs, the 8x8 Platform for CX is supported by a curated Technology Partner Ecosystem, integrating best-of-breed solutions across areas such as workforce management, compliance, social listening, vertical-specific analytics, and more. Our open, modular platform architecture allows organizations to quickly incorporate emerging innovations, swap out technologies as new leaders emerge, and tailor deployments to their unique business goals without added integration complexity or data silos. As the contact center landscape rapidly evolves, with new entrants driving innovation in targeted features, this integration flexibility enables 8x8 and its customers to remain agile and future-ready.
Our Solutions
We deliver a portfolio of cloud-based business communications and contact center solutions that integrate voice, video, messaging, and team collaboration channels through our Platform for CX. This platform leverages shared services, including a unified data model, advanced analytics, transcriptions, translations and workflow automation to enhance productivity, scalability, customer experience and interaction intelligence. Our offerings are designed to support both horizontal and vertical use cases and are extensible through communication APIs and integrations with our technology partner ecosystem.
Our solutions incorporate AI across multiple touchpoints to improve business outcomes, optimize agent performance, and deliver more personalized and efficient customer experiences.

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
•Enterprise-Grade Cloud Architecture and Global Reach: Built for resilience and scale, 8x8 Work offers secure, compliant communications supporting mobile and distributed teams with consistent reliability.
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
•AI-Driven Performance and Analytics: Embedded AI powers features such as speech analytics, self-service virtual bots, agent assist capabilities, and sentiment tracking, providing supervisors with real-time visibility and enabling data-informed decisions to enhance customer satisfaction and operational efficiency.
•Flexible, Scalable Deployment and Global Availability: Delivered via a cloud-native architecture, 8x8 Contact Center supports global operations with robust reliability, security, and compliance. The platform allows for rapid scaling and easy integration with customer relationship management systems, workforce optimization tools, and third-party applications.
•Integrated Workforce Engagement Management: Basic Workforce engagement management capabilities, including forecasting, scheduling, adherence monitoring, and automated evaluations are included at no additional cost in all Contact Center plans, enabling supervisors to optimize team performance without additional procurement.
•AI Studio: 8x8 AI Studio is a no-code, natural language interface that enables contact center teams to build, test, and deploy voice and digital AI agents directly on the 8x8 Platform for CX without additional engineering resources.
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
•Comprehensive capture of all interactions in the customer’s journey to eliminate blind spots.
•Empowerment of team leaders and customer facing teams to turn customer engagement from reactive to proactive.
8x8 Communication APIs: Our communication APIs allow businesses to embed communications directly into digital experiences via communications application programmable interfaces, or APIs. Services include voice, SMS, RCS, and numerous additional digital and social channels. AI is used in several areas to improve engagement and efficiency, including:
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
This modular approach allows customers to scale efficiently, match capabilities to user roles, and adopt AI-enhanced features at their own pace. In addition to our tiered X Series plans, we offer outcome-based solution bundles and consumption-priced AI and API services, enabling customers to adopt and expand capabilities based on their specific use cases and usage patterns.

Technology Partner Ecosystem
The 8x8 TPES strategy aims to provide customers with "Best-of-Breed from a Single Source," addressing the market divide between those preferring specialized solutions and those seeking the convenience of single-vendor offerings. 8x8 deeply integrates with industry leading providers of Conversational AI, Analytics, Security and Compliance, Workforce Engagement Management, general and vertical customer relationship management, or CRMs, and enterprise resource planning, or ERPs, enabling our customers to differentiate themselves from their competition by easily assembling customized customer experience solutions and workflows using a no-code approach. The Technology Partner Ecosystem delivers carefully curated, orchestrated, and unified technology partner solutions, creating a native-like user experience and positioning the ecosystem as a powerful competitive advantage that fuels innovation, leveraging substantial partner investments in research and development.
Routes to Market
We sell directly to customers as well as through indirect sales channels. Our indirect sales channels consist of partners with multiple operating models, including global and regional networks of value-added resellers and carriers, as well as a partner network consisting of technology solutions distributors, and a sub-agent community, independent software vendors, system integrators, and service providers selling 8x8 solutions to small, mid-market, and enterprise businesses. Our Elevate channel program supports multiple routes to market for partners, including both resale (wholesale) and agency models, and also offers 8x8 sales and technical certifications. In addition to direct and indirect sales motions, we jointly go to market with our technology partner ecosystem partners through a tiered program based on the degree of platform integration. In the United Kingdom and Ireland, we operate a dedicated reseller platform that enables partners to market, sell, and support 8x8 solutions through a streamlined onboarding and order management environment, accelerating reseller-led customer acquisition in the region.
Our Customers
We have a diverse customer base, including small business, mid-market, public sector and enterprise customers, and across a wide range of industries and use cases. Annual revenue from customers using three or more of our products represented more than one-third of our recurring revenue in fiscal 2026, reflecting the compounding value created by our integrated platform approach. No single customer represented 10% or more of our revenue in fiscal 2024, 2025, or 2026.
Marketing and Promotional Activities
We employ a range of marketing strategies to increase brand awareness, generate demand, and support our global sales organization. In fiscal 2026, we continued to take a performance-driven approach, allowing us to allocate resources more effectively by linking marketing spend directly to measurable sales outcomes.
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

Intellectual Property
As of March 31, 2026, we held at least 422 patents, with another 54 United States and foreign patent applications pending. Our portfolio of patents, with expiration dates through 2044, and patent applications cover diverse aspects of our unified communications, video, application program interface and integrations, collaboration, contact center services, infrastructure, AI, and user experience design and functionality.
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
See the section entitled “Risks Related to Intellectual Property” in Part I, Item 1A, "Risk Factors" for more information on our intellectual property risks.
Competition
The markets for cloud-based business communications and contact center solutions are competitive, dynamic, and subject to rapid technological evolution. These markets continue to attract new entrants and experience consolidation among existing participants. Our business competes across several overlapping segments, including UCaaS, CCaaS, and communication APIs.
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
•Customer support and success programs.
We believe that our global communications network, combined with our focus on customer outcomes and our ability to deliver unified communications, contact center, and programmable communications application programmable interfaces on a single, cloud-native platform positions us to serve the complex communication needs of mid-market, small and mid-sized enterprises, and public sector organizations. However, we remain subject to competitive pressures that may affect our pricing, customer acquisition costs, and market share.
See the section entitled “Risks Related to Our Business and Industry” in Part I, Item 1A, "Risk Factors" for more information on our risks related to competition.
Operations
8x8 operates a global infrastructure designed to support the delivery of our unified communications, contact center, and communications-as-a-service offerings. Our operations span software platforms, service quality monitoring, customer and technical support, security, and interconnection with global telecommunication networks.
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
Customer and Technical Support: We maintain a global customer support organization with personnel in 10 countries, including the United States, United Kingdom, Philippines, Singapore, Australia, and Romania. Support is available through multiple channels—phone, chat, web, and SMS—and emergency assistance is provided 24/7.
Our support model follows the customer lifecycle, from onboarding and deployment through renewal, to drive user adoption and satisfaction. Enterprise customers benefit from dedicated deployment teams, active support through go-live milestones, and, where applicable, a designated customer success manager. We also offer a premium success program and user training through 8x8 University, available via instructor-led sessions and self-paced online courses.
Interconnection Agreements: 8x8 maintains interconnection agreements with data, voice, and mobile network operators worldwide. These agreements allow us to provide inbound and outbound voice and messaging services across global telecommunication and mobile networks via our platform.
Regulatory Matters
As a provider of cloud-based communications and Voice over Internet Protocol (VoIP) services, our business is subject to extensive regulations in the United States and internationally. Compliance with these regulations, which are evolving and complex, requires ongoing significant expenditures, including substantial investments in compliance infrastructure research and development to meet compliance obligations.
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
The Federal Trade Commission (the "FTC") also has jurisdiction over some of our business practices, including advertising, trade practices, privacy and forms of telemarketing. We could be subject to FTC enforcement actions, fines or restrictions on our business practices if we do not comply with related rules and regulations.
Additionally, we are subject to a growing array of privacy and data protection regulations at the state level. The California Consumer Privacy Act (the "CCPA") and the California Privacy Rights Act (the "CPRA") impose significant data protection obligations and potential liabilities on companies like ours that process personal data of California residents. Numerous other states have enacted or are in the process of enacting similar comprehensive privacy laws and related compliance obligations. These laws create substantial compliance responsibilities and potential liabilities.
Internationally, we face a complex regulatory landscape, with significant compliance obligations in various jurisdictions. Regulations vary country by country (and province by province in certain geographies), are often unclear, and may be more onerous than those imposed in the U.S. In the European Union ("EU"), our services are subject to the General Data Protection Regulation (the "GDPR"), which imposes stringent obligations on companies processing personal data and creates significant liabilities for non-compliance. Additionally, the EU Accessibility Act mandates specific requirements related to the accessibility of digital services, necessitating substantial research and development investment to ensure compliance. Countries within the EU including, but not limited to, France, have begun to implement additional regulations, such as prohibiting the sub-assignment of phone numbers to resellers, for example. In the United Kingdom, we must comply with regulations under the UK Telecommunications Act, which similarly demands continuous enhancements to our technology and compliance framework.

The scope and application of regulations applicable to cloud-based communications and VoIP services continue to evolve rapidly, both domestically and internationally. Further, internet commerce and communications technologies continue to evolve, including incorporating AI-related technologies. This evolution creates additional regulatory challenges for companies like ours and increases the likelihood that federal, state and foreign agencies will continue to develop and implement restrictive regulations. Future regulatory developments, including potential new taxes, licensing obligations, and compliance mandates, may require significant additional expenditures, particularly in research and development efforts aimed at maintaining and enhancing product compliance. For more information regarding the risks associated with regulatory compliance, see Part I, Item 1A, "Risk Factors—Risks Related to Regulatory Matters."
Geographic Areas
We have one reportable segment. Financial information relating to revenue generated in different geographic areas is set forth in Note 2, Revenue, in the Notes to Consolidated Financial Statements contained in this Annual Report.
Employees and Human Capital
As of March 31, 2026, we had 1,819 full-time employees operating around the world, of which 70% are located outside of the United States. None of our employees are represented by a labor union or are subject to a collective bargaining arrangement. We did not experience any work stoppages in fiscal 2026.
Our employees and our culture are foundational to our success. We invest in programs designed to foster engagement, promote inclusion, support development, and reward performance. Our human capital priorities are organized around five areas: values and engagement; learning and development; culture; community and social impact; and total rewards and well-being.
Values and Engagement
We operate in accordance with a set of core values that are closely aligned with our operating principles. These values shape our interactions with colleagues, partners, and customers, as illustrated below:

People First	Collaborative	Innovative	Intentional	Driven
Simply put, we're for people. We're respectful and assume positive intent. Every voice matters, so we listen and treat others with professionalism. We recognize that our rivals are outside, not inside the company.	We're all in this together. Disagree and commit is a real thing. We speak the truth in our meetings and listen when others challenge conventional wisdom. We win as a team when we're honest and transparent.	We focus on progress over perfection. We cultivate our curiosity and embrace the adventure. We move fast and take bold action. We're unafraid to fail, knowing that each mistake gets us one step closer to our solution.	We do the right things well. We prioritize our commitment to our customers and intentionally engineer their success. We think and act with accountability and ownership of our performance.	We care about key results and measurable outcomes. We are empowered and tireless in our pursuit of greatness. We make decisions close to the customer or problem, and follow through to completion.
These values are reinforced through onboarding, training, everyday decision-making and our performance review process. Consistent with our values of accountability and collaboration, we support a hybrid work model and approximately 46% of our global employees are considered “remote”. We also recognize that certain roles or regions may benefit from increased in-person collaboration, and we have empowered our regional leaders, together with their site councils, to determine in-office work requirements for local employees. We rely on regular communications and our own communication and collaboration platform, 8x8 Work, to foster connection and teamwork across time zones.
We also invest in understanding and improving the employee experience through a comprehensive employee listening strategy. We leverage Qualtrics to administer a broad range of employee lifecycle and experience surveys, including onboarding, exit, performance feedback, recruiting, programmatic, and targeted surveys. In addition, we conduct multiple employee engagement surveys annually to measure workforce sentiment and identify opportunities for improvement. In our most recent engagement survey, 79% of employees participated, and we achieved 77% engagement.

Learning and Development
We are committed to continuous professional development for employees at all levels. In fiscal 2026, our employees collectively completed more than 16,100 hours of structured learning through formal programs. Our learning programs include:
•LinkedIn Learning: A platform providing curated learning paths for role-specific and universal skills.
•Acceler8 Manager Program: An award winning four-month blended learning experience with workshops, coaching, and peer collaboration.
•Leadership Coaching: One-on-one coaching and behavioral assessments for vice presidents and senior leaders.
•Technical Skills Training: Tools and platforms to enhance product knowledge, coding skills, and platform familiarity.
•AI Tools Training: Training in the use of AI-based tools for increased productivity and effectiveness.
The Company has invested in expanding AI capabilities across its workforce, with spending covering both employee training and AI tools. Training programs have included weekly internal AI skills sessions during fiscal 2026, along with dedicated sales enablement sessions, product team knowledge-sharing forums, and additional internal programs. The Company has also conducted structured internal hackathons through which cross-functional teams have developed and deployed AI-driven solutions to operational challenges, reflecting the Company's broader effort to accelerate adoption and shift the organizational culture toward AI-enabled ways of working. On the tools side, the Company has provided employees across all functions with access to a suite of leading AI platforms and development tools and has retired certain legacy products in favor of AI-native alternatives. The Company views AI proficiency as a core operational capability and intends to continue investing accordingly. There can be no assurance that these programs will result in sustained productivity improvements or competitive differentiation. We encourage employees and managers to have regular performance and development conversations, supported by tools that align individual goals with company objectives.
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
Total Rewards and Well-Being
We provide a comprehensive total rewards package designed to support the financial, physical, and emotional well-being of our employees. Our offerings include:
Compensation
•Competitive base salaries and performance-based incentive plans.
•Targeted equity compensation.
Benefits
•Employee Stock Purchase Plan (ESPP) participation.
•Health, dental, and vision insurance.
•Paid parental and medical leave.
•Company-funded short- and long-term disability insurance.
•401(k) plan with company match.
•Global employee assistance program with mental health support.
•Resources for financial wellness and family care.
•Subsidized public transportation, where available.
•Legal assistance.

Workforce Metrics
•8x8 uses workforce metrics to track the size, composition and performance of employees over time, evaluate effectiveness and inform business decisions.
During fiscal 2026, the Company made several enhancements to its international employee benefit programs across the Asia-Pacific and Europe, Middle East and Africa markets, covering approximately 1,100 employees. In the Philippines, the Company increased the maximum benefit limit under its group health plan to better reflect current medical cost trends in the region. In Singapore, coverage under the risk and healthcare plan was expanded to provide family-level benefits to all eligible employees at the M6 and executive levels. In the United Kingdom, the Company successfully negotiated a reduction in medical insurance premiums as a result of favorable claims experience, and commenced a phased restructuring of the employer National Insurance give-back under the pension salary sacrifice scheme to align with evolving market practice ahead of anticipated regulatory changes, to become effective in 2029.
Succession Planning and Employee Relations
We maintain a formal succession planning process to support leadership continuity and mitigate operational risk. This includes regular review of key roles and the development of high-potential employees. We are committed to fair labor practices and a culture of open communication across all regions in which we operate.
Available Information
We maintain a corporate Internet website at the address: http://www.8x8.com. The contents of this website are not incorporated in or otherwise to be regarded as part of this Annual Report. We file reports with the Securities and Exchange Commission (the "SEC"), which are available on our website free of charge. These reports include annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, registration statements, proxy statements, and amendments to such reports, each of which is provided on our website as soon as reasonably practicable after we electronically file such materials with or furnish them to the SEC. In addition, the SEC maintains a website (www.sec.gov) that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC, including 8x8.

ITEM 1A. Risk Factors
Our operations and financial results are subject to various risks and uncertainties. You should consider carefully the risks and uncertainties described below, together with all of the other information in this report. If any of the following risks or other risks actually occur, our business, financial condition, results of operations, and future prospects could be materially harmed, and the price of our common stock could decline. These disclosures reflect our beliefs and opinions regarding factors that could materially and adversely affect us and our securities in the future. References to past events are provided by way of example only and are not intended to be a complete listing of such events or a representation as to whether or not such factors or similar events have occurred in the past or their likelihood of occurring in the future.
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
•Failure to innovate and adapt to technological changes.
•Reductions in spending may result in reductions in revenue.
•Future increases in our customer churn.
•Dependence on new customer acquisition and retention and upsell to existing customers.
•Intense competition in our industry.
•Failure to manage and grow our indirect sales channels.
•Complexity and length of enterprise customer sales cycle.
•Dependence on new products and services to maintain and grow our business and lack of resources to compete successfully.
•Difficulty attracting and retaining key management, technical and sales personnel.
•Current and future acquisitions, which may divert management's attention.
•Potential past and future liabilities related to federal, state, local and international taxes, fees, surcharges and levies.
•Changes or interpretations in tax rules, regulations or tax positions.
•Potential incurrence of impairments to goodwill, intangible assets or long-lived assets.
Risks Related to our Products and Operations
•Ability to replace decreasing sources of revenue with revenue from sales of AI solutions.
•Service outages due to software vulnerabilities or failures of physical infrastructure.
•Rapid technological change in the contact center software solutions market, which requires developing new features.
•Scalability of our cloud software services to meet existing and new customer demand.
•International expansion, including geopolitical tensions and increasing costs of regulatory compliance.
•Ability to maintain compatibility with third-party applications and mobile platforms.
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
•Compliance with industry standards and government regulations including those related to telecommunications and cybersecurity.
Risks Related to Intellectual Property
•Infringement of third-party proprietary technology.
•Inability to protect our proprietary technology.
•Inability to use third-party or open-source software.
Risks Related to our Debt, our Stock, and our Charter
•Our substantial amount of indebtedness.
•Cash flow may be insufficient to service or pay down our debt.
•Inability to raise necessary funds in the future.
•Impact of conditional conversion features of our debt on our financial condition.
•Necessity of additional capital or restructuring of existing debt to pursue business objectives.
•Changes in accounting standards, including for our debt, which may cause adverse financial reporting fluctuations and affect our reported operating results.
•Future sales of common stock or equity-linked securities, including by existing stockholders.
•Certain provisions in our charter documents that may discourage takeover attempts.
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
We recorded operating income of approximately $18.9 million for the year ended March 31, 2026, and ended the period with an accumulated deficit of approximately $886.1 million. Our recent level of operating income is highly dependent on market demand for our products and services. Changes in economic conditions, competitive factors or a reduction in demand could lead to lower revenues and our inability to sustain our current results. As such, we may incur operating losses in the future as we continue to invest in our business. During our fiscal year ended March 31, 2026, we focused on cost discipline and invested in sales and marketing and research and development, among other areas of our business, to compete more successfully for the business of companies that are transitioning to cloud communications and otherwise position ourselves to take advantage of long-term revenue-generating opportunities.
We may incur losses in the next fiscal year and later, and we will need to increase our revenue to generate and sustain operating profitability in future periods. The investments we have made in fiscal 2026 and beyond may not generate the returns that we anticipate, which could adversely impact our financial condition and make it more difficult for us to grow revenue and/or achieve or sustain profitability in the time period that we expect, or not at all. In order to achieve sustained profitability, we will need to manage our cost structure more efficiently, while continuing to grow our revenue. Despite these efforts, our revenue may decline, we may incur additional liabilities, and/or we may incur significant losses in the future due to general economic conditions, increasing competition (including competitive pricing pressures and large competitors moving into our markets at the same time that new and innovative competitors enter), decrease in customer demand, including from tariffs or other governmental actions, the growth of the adoption or sustained use of the cloud communications market, or our failure for any reason to continue to capitalize on growth opportunities. Additionally, inflationary pressures impacting our cost structure, geopolitical events, interest rate fluctuations, and foreign currency fluctuations could adversely impact our profitability. Given our history of fluctuating revenue and operating losses, we cannot be certain that we will be able to achieve or maintain operating profitability in the future.

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
Our historical operating results have fluctuated and are expected to continue to fluctuate in the future. A decline in our operating results could cause our stock price to fall. There are a number of factors that may affect our operating results on a quarterly, annual, or longer-term basis, some of which are outside our control. These include, but are not limited to:
•changes in the markets we compete in, including reductions in market growth or consolidation among competitors, channel partners, or customers, and the impact of general macroeconomic conditions such as inflation, interest rates, recession, tariffs, trade policies, geopolitical instability, and decreased economic output;
•changes in customer demand, including cancellations, subscription downgrades, or substitution of our lower-priced, less feature-rich products for our higher-priced, more feature-rich products, particularly as customers transition to AI-based solutions;
•the impact of AI-related developments or speculation about the future of AI on the software and SaaS industries and market conditions generally;
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
•changes in regulatory requirements or lengthy regulatory approval cycles;
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
In addition, changes in regulations, accounting principles, and our interpretation of these and judgments used in applying them, could have a material effect on our results of operations. We would also need to revise our business processes, systems, and controls, which require significant management attention and may negatively affect our financial reporting obligations. If any of these events were to occur, the price of our common stock would likely decline significantly.
Failure to innovate and adapt in response to rapidly evolving technological changes in the midst of an intensely competitive market may harm our competitive position and business prospects.
We compete in markets that evolve rapidly. The pace of innovation will continue to accelerate as customers recognize the advantages of acquiring leading technologies and adopting AI native solutions and modern cloud-based infrastructure. Cutting-edge capabilities such as AI, machine learning, hyper automation, low-code/no-code application development and predictive insights become increasingly relevant to the customer’s evolving needs. Our continued growth also depends on continued use of voice, video communications, messaging and contact center solutions by businesses, compared to other means of communications, including, but not limited to, email and other data-based methods. In addition, to compete successfully, we must anticipate and adapt to technological changes and evolving industry standards and continue to design, develop, manufacture, and sell new and enhanced services that provide increasingly higher levels of performance and reliability.
Competitors, regardless of their size, may be able to respond more quickly and effectively to new or changing opportunities, technologies, standards, customer requirements and buying practices. They may introduce new technology, solve similar problems in different ways or more effectively utilize existing technology that reduces demand for our services. They may utilize acquisitions, integrations or consolidations to offer integrated or bundled products, enhanced functionality or other advantages. Some of our existing competitors and potential competitors are larger and have greater name recognition, the ability to more efficiently scale their business, more established operations, more customer relationships and greater financial and technical resources than we do.

Any reduction in our spending may not achieve the desired result or may result in a reduction in revenue.
Our increased emphasis on profitability and cash flow generation may not be successful. We intend to maintain our total costs as a percentage of revenue, primarily by lowering our operating expenses. There can be no assurances that our cost reduction initiatives will result in the cost savings that we anticipate as a percentage of our revenue and will not have unintended or unforeseen consequences, including a further reduction in revenue. Furthermore, our focus on reducing our spending may make it more difficult for us to compete given the rapid technological changes in our industry and the need for innovation.
Churn in our customer base adversely impacts our revenue and requires us to spend money to retain existing customers and to capture replacement customers. If we experience increases in customer churn in the future, our revenue growth will be adversely impacted and our customer retention costs will increase.
Our customers may elect not to renew their subscriptions at the end of their contractual commitments, either entirely or by reducing the contracted services, resulting in reduced revenue from those customers. Because of churn in our customer base, we must acquire new customers and sell additional 8x8 products and services to our existing customers on an ongoing basis to maintain our current level of revenue. As a result, sales and marketing expenditures are an ongoing requirement of our business. Our ability to maintain and grow our revenue is adversely impacted by the rate at which our customers cancel or downgrade services. Churn reduces our revenue growth rate, and if our churn rate increases, we must acquire even more new customers and/or sell more products and services to existing customers, to maintain and grow our revenue. We incur significant costs to acquire new customers, and those costs are a meaningful component in driving our net profitability. Churn may also prevent us from increasing the price of our services in the future, and limit our ability to sell additional 8x8 products and services to our existing customers, so we may need to renew certain customers at a lower rate, each of which would adversely impact our revenue in the future. Therefore, if we are unsuccessful in managing our existing customer churn and/or our customer churn rate increases in the future, our revenue growth would decrease and our revenue may decline, causing our net loss to increase.
Our rate of customer cancellations or downgrades in services may increase in future periods due to a number of factors, some of which are beyond our control, such as the financial condition of our customers, the general economic environment, or significant shifts in geopolitical stability that affect global markets. Additionally, challenges in international expansion, including navigating diverse regulatory landscapes and adapting to local market conditions, may influence our ability to maintain or grow our customer base in certain regions. Pricing, competitive products, and migration of our customers from legacy products can all contribute to churn. If we are unable to maintain the quality and performance of our service, whether due to a lack of feature parity or quality of service relative to the products of our competitors or service outages or disruptions, we could experience potentially sharp increases in customer cancellations, downgrades and/or customer credits, which would adversely impact our revenue.
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
In addition to acquiring new customers, we generate new revenue by selling to our existing customers additional quantities of subscribed services, or subscriptions to new or upgraded services. Particularly in the case of large enterprises, we often have opportunities to expand the sale of our services within an organization after we have completed an initial sale to one part of the organization (for example, a business unit, division or department, or personnel based in a particular country or region) and the organization has qualified us as a vendor. We invest in efforts to educate and train users on the features and capabilities of our services so that they can become advocates within their organizations and encourage increased adoption of our solutions. However, if existing users within an organization are dissatisfied with any aspect of our cloud services, or the technical support, training or other professional services we provide, we may face challenges in up-selling or increasing our penetration of the organization.
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
We also face intense competition from Internet and cloud service companies such as Alphabet Inc. (Google Voice and Google Meet), Amazon Inc., and Microsoft Corporation. Some of these competitors have developed software solutions for their respective communications and/or collaboration products, such as Microsoft, which has invested significantly in its Microsoft Teams unified communication and collaboration product. Any of these companies could launch a new cloud-based business communications service, expand its existing offerings to compete with features of our services, or enter into a strategic partnership with, or complete an acquisition of, one or more of our cloud communications competitors. These companies are also able to integrate and bundle their services with a larger portfolio of offerings, which may make our products and services less appealing in comparison.
Many of our current and potential competitors have significantly greater resources, brand awareness and/or name recognition, more diversified offerings and a larger base of customers than we have. As a result, these competitors may have greater credibility with our existing and potential customers, and we may not have the financial or other resources to compete effectively. They also may adopt more aggressive pricing policies and devote greater resources to the development, promotion, and sale of their products and services. Our competitors may also offer bundled service arrangements that present a more differentiated or better integrated product and services to customers. Increased competition could require us to lower our prices, reduce our sales revenue, increase our gross losses or cause us to lose market share.
Announcements or expectations for the introduction of new products and technologies by competitors or us, or the development of entirely new technologies to replace existing offerings, such as AI-powered communication and collaboration tools, could make our platform obsolete or cause customers to defer purchases of our existing products and services, which could have a material adverse effect on our business, financial condition, or operating results.
In addition, Amazon, Twilio, Microsoft and Salesforce, among others, have introduced solutions aimed at companies who wish to build their own contact centers and/or contact center components with developers. Customer relationship management, or CRM, vendors are increasingly offering features and functionality, including AI contact center solutions, that compete with contact center providers, including us. CRM vendors also continue to partner with, and may in the future acquire, contact center service providers to provide integrated solutions.
These factors could cause CRM vendors to reduce or terminate their partnerships with us. Because CRM integration and partnerships are critical to the success of our solution, these factors could harm our revenue and results of operations. We also see competition from new market entrants in AI that offer generative AI solutions that compete as point products in the market.
Given the significant price competition in the markets for our services, we may be at a disadvantage compared with those competitors who have substantially greater resources than us or may otherwise be better positioned to withstand an extended period of downward pricing pressure. The harm to our business may be magnified if we are unable to adjust our expenses to compensate for such shortfall, or if we determine that we need to increase our marketing and sales efforts to attract new customers and retain existing customers.
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
Our future business success, particularly to attract and support larger customers and expand into international markets, depends on our indirect sales channels. These channels consist of technology solutions distributors and subagents, independent software vendors, system integrators, value-added resellers, and internet service providers, among others. We typically contract directly with the end customer and use these channel partners to identify, qualify and manage prospects throughout the sales cycle, although we also have arrangements with partners who purchase our services for resale to their own customers. Our future success depends upon our ability to develop and maintain successful relationships with these business partners, many of whom also market and sell services of our competitors, and our ability to increase the portion of sales opportunities they refer to us. To do so, we must continue to offer services that have quality, price, features, and other elements that compare favorably to those of competing services, ensure our partners are adequately trained and knowledgeable about our services, and provide sufficient incentives for these partners to sell our services over those of our competitors while maintaining a cost-effective agency structure. If we are unable to persuade our existing business partners to increase their sales of our services or to build successful partnerships with new organizations, or if our channel partners are unsuccessful in their marketing and sales efforts, we may not be able to grow our business and increase our revenue at the rate we predict, or at all, and our business may be materially adversely affected.

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
We operate in an emerging market that is characterized by rapid changes in customer requirements, frequent introductions of new and enhanced products and services, and continuing and rapid technological advancement, particularly in AI and machine learning. To compete successfully in this emerging market, we must continue to design, develop, manufacture, and sell highly scalable new and enhanced cloud software solutions products and services that provide higher levels of performance and reliability at lower cost. We will need to invest significantly in developing AI and automation capabilities for our products, as companies that are slow to adopt these technologies may face a competitive disadvantage. If we are unable to develop new products and services that address our customers' needs, deliver our cloud software solution applications in one seamless integrated service offering that addresses our customers' needs, or enhance and improve our products and services in a timely manner, we may not be able to achieve or maintain adequate market acceptance of our services. Further, overreliance on AI and automation could lead to service disruptions, or our customers' reliance on AI or automation could result in job cuts to roles in their IT departments which we have traditionally sold to, all of which may impact our ability to sell our products.
The competitive landscape is rapidly evolving, with new market entrants leveraging AI technologies, existing competitors engaging in M&A to strengthen their market position, and large well-capitalized companies potentially poised to enter the market in a targeted way. We face intense competition from other providers of UCaaS, CCaaS, CPaaS, messaging, video, fax, virtual events, AI (including quality management, sales assistant and other AI-driven functionalities), virtual assistant, work-force management/optimization and other communication products and services. This is particularly acute as AI and automation continue to transform our industry, and we face the increasing risk that certain of our products and services may become redundant, obsolete, or less relevant.
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
To the extent that we are unable to achieve market acceptance of our UCaaS, CCaaS, and CPaaS products and services, we may be unable to recoup our research and development and marketing costs on the schedule we anticipated, and our results of operations may suffer.

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
Volatility or lack of appreciation in our stock price may also affect our ability to attract and retain our employees. Our employees may be more likely to leave if the shares they own or the shares underlying their equity awards have not significantly appreciated or declined relative to the original purchase or grant price. If we cannot hire new employees, retain existing employees, or need to increase our compensation expenses to retain employees, our business, operating results, and financial condition could be adversely affected.
We face risks related to acquisitions now and in the future that may divert management's attention, result in dilution to stockholders, and consume resources that are necessary to sustain and grow our existing business.
Although we have acquired several companies and business units in recent years, we have limited experience with purchasing and integrating other businesses, especially relatively larger businesses. We may not be able to identify suitable acquisition candidates in the future or negotiate and complete acquisitions on favorable terms.
Acquisitions involve numerous risks, and there is no guarantee that we will ultimately strengthen our competitive position or achieve other benefits expected from the transaction. Among others, potential risks of acquisitions include:
•we may experience difficulty and delays in integrating the products, technology platform, operations, systems and personnel of the acquired business with our own, particularly if the acquired business is outside of our core competencies, has significant international operations or weaker internal controls;
•we may not be able to manage the acquired business effectively, which may limit our ability to realize the financial and strategic benefits expected from the transaction;
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
•any failure to successfully manage the integration process may adversely impact relationships with, or result in increased churn or the loss of, our employees, suppliers, customers, and business partners, or those of the acquired business;
•we may become subject to new or more stringent regulatory compliance obligations and costs by virtue of the acquisition, especially international acquisitions that may operate in new jurisdictions or geographic areas where we have no or limited experience;
•we may become subject to litigation, investigations, proceedings, fines or penalties arising from or relating to the acquisition or the acquired business, including tax obligations or legal claims arising from the activities of the businesses we acquire, and any resulting liabilities may exceed our forecasts;
•we may acquire businesses with different revenue models, customer concentration risks, and contractual relationships;
•we may assume long-term contractual obligations, commitments or liabilities (for example, those relating to leased facilities), which could adversely impact our efforts to achieve and maintain profitability and impair our cash flow;

•we may not successfully evaluate or utilize the acquired technology and accurately forecast the financial impact of an acquisition, including accounting charges;
•the acquisition may create a drag on our overall revenue growth rate, which could lead analysts and investors to reduce their valuation of our Company; and
•we may be exposed to existing cybersecurity risks not identified prior to an acquisition or an acquired business’ cybersecurity controls may be materially weaker than ours, which could impact our core operations until mitigated.
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
Taxing authorities have asserted, and could in the future assert, that we should have collected or in the future should collect sales and use, value added, goods and services, telecommunications or other indirect taxes, fees, or surcharges, including on similar services for which our competitors may not be subject to the same obligations. As a result, we could be subject to liability with respect to past or future sales, which have and could adversely affect our business.
The applicability of state and local taxes, fees, surcharges or similar taxes to our services is complex, ambiguous, and subject to interpretation and change. In the United States, for example, we collect state and local taxes, gross receipts, excise and utility user taxes, as well as other applicable telecommunications taxes, fees and surcharges based on our understanding of the applicable laws in the relevant jurisdictions. The taxing authorities may challenge our interpretation of the laws and may assess additional taxes or fees, as well as associated penalties and interests, which could have adverse effects on the results of operations and, to the extent we pass these through to our customers, demand for our services. Additionally, the applicability of sales and use, value added, goods and services, telecommunications or other indirect taxes, fees, or surcharges may differ between services such as unified communication, voice, video, contact center, and platform communications so that the obligations to collect taxes from customers may vary between services and between companies such that we may be obligated to collect taxes at a higher rate that other services from our competitors, thereby impacting customer demand for our services. Periodically, we have received inquiries from state and municipal taxing agencies with respect to the remittance of state or local taxes, fees, or surcharges. Currently, several jurisdictions are conducting audits of 8x8; in the event our positions are unsuccessful, we may be subject to tax payments, interest, and penalties in excess of those that we have accrued for. As of March 31, 2026, we have paid or accrued for state or local taxes, fees, and surcharges that we believe are required to be remitted.
Changes in, or interpretations of, tax rules and regulations or our tax positions may materially and adversely affect our income taxes.
We are subject to income taxes in the United States and various jurisdictions outside of the United States. Our effective tax rate could fluctuate significantly on a quarterly basis due to a number of factors, including changes in the mix of earnings in countries with differing statutory tax rates.
Changes in tax laws, including recently enacted U.S. federal tax legislation commonly referred to as the One Big Beautiful Bill Act (the “OBBBA”), tax rulings, or interpretations of existing laws, could also cause us to be subject to additional taxes, which in turn could materially affect our financial position and results of operations. Additionally, new, changed, modified, or newly interpreted or applied tax laws could increase our customers’ and our compliance, operating and other costs, as well as the costs of our products.
As another example, the Organization for Economic Co-operation and Development (the “OECD”) has proposed a global minimum tax (“Pillar Two”), contemplating a minimum tax rate of 15% for large multinational companies, and various countries have proposed or enacted implementing legislation. Notwithstanding the OECD’s side-by-side elective safe harbor announced in January 2026 for U.S. parented groups, we may still face increased tax rates, compliance complexity and tax provision volatility as jurisdictions we operate in adopt local Pillar Two or similar legislation, and our financial performance may result in us meeting the threshold requirements in the different jurisdictions in which we operate.

Our ability to use our net operating losses or research tax credits to offset future taxable income is subject to certain limitations.
As of March 31, 2026, we had federal net operating loss ("NOL") carryforwards of $994.7 million, of which $307.6 million are related to years prior to fiscal 2019 and begin to expire in 2035. The remaining $687.1 million carries forward indefinitely, but can only be used to apply up to 80% of the Company's taxable income for a given tax year. As of March 31, 2026, the Company also had state NOL carryforwards of $885.5 million, the majority of which will expire at various dates between 2027 and 2046. In addition, as of March 31, 2026, the Company had research and development credit carryforwards for federal and California tax purposes of approximately $15.6 million and $25.1 million, respectively. The federal income tax credit carryforwards will expire at various dates between calendar years 2037 and 2046, while the California income tax credits will carry forward indefinitely.
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
Such an ownership change, or any future ownership change, could have a material effect on our ability to utilize the NOLs or research credit carryforwards. Changes in tax law or our mix in earnings or other unforeseen reasons could also result in our existing NOLs expiring or otherwise becoming unavailable to offset future income tax liabilities, which could have a material impact on our net income (loss) in future periods.
We may incur impairments to goodwill, intangible assets, or long-lived assets which could negatively impact our operating results and financial condition.
The Company has a substantial amount of goodwill, intangible assets and long-lived assets on its consolidated balance sheet. The Company performs an annual test for indications of goodwill, intangible assets and long-lived assets impairment and more often if indicators of impairment exist. The impairment evaluation requires significant judgment and estimates by management, and unfavorable changes in these assumptions or other factors could result in future impairment charges and have a significant adverse impact on the Company’s reported earnings. Such factors include macroeconomic conditions in equity and credit markets, broader industry and market considerations, cost factors including materials and labor cost, and the operating and financial performance of the Company. Additionally, a decline in the market valuation of the Company’s common stock, whether related to the Company or overall market conditions, could adversely impact the assumptions used to perform the evaluation of its goodwill, indefinitely-lived intangible assets and long-lived assets.
Risks Related to our Products and Operations
As AI solutions perform an increasing proportion of interactions, if we cannot replace decreases in subscription revenue from licenses with revenue from increases in the use of our consumption- and usage-based services (much of which is driven by additional AI solutions), our revenue, results of operations and business will be harmed.
AI solutions will likely perform an increasing proportion of interactions, especially contact center interactions, particularly for customer self-service, slowing the growth of interactions handled by live agents. This may result in a decrease in seat-based license revenues from our installed customer base, as well as a decrease in seat-based license revenue opportunities from new customers, that may not be offset by an increase in consumption- and usage-based revenue, much of which will come from our AI solutions. Some customers may also use AI solutions offered by other companies, which would harm our ability to replace lost seat-based license revenue. Our industry, and in particular, the contact center industry, is in the early stages of this transition to AI and consumption- and usage-based pricing, making it very difficult to forecast customer behavior or the impact on our revenue or results of operations in the near- and longer-term. If we are unable to offset decreases in seat-based license revenue with consumption- and usage-based revenue, including revenue from the sale of additional AI solutions, our revenue, results of operations and business will be harmed.

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
Our customers use our communications services to manage important aspects of their businesses, and any errors, defects, outages, or disruptions to our service or other performance problems with our service (such as those we have experienced and may encounter again), including those related to AI technologies or dependencies on third-party services, could hurt our reputation and may damage our customers' businesses, any of which may result in our granting of credits to customers that in turn would reduce our revenue. Our services and the systems infrastructure underlying our cloud communications platform, including firewalls, switches and routers, incorporate software that is highly technical and complex. Our software and network infrastructure configurations have contained, and may now or in the future contain, undetected errors, bugs, or vulnerabilities, including those introduced by AI-powered features. Such weaknesses could be exploited by hackers. These vulnerabilities include, but are not limited to, risks from ransomware, sophisticated nation-state attacks, and emerging malware threats. We continuously monitor these threats and work to update our defenses in response. Such weaknesses have also been the cause of, and may in the future cause, temporary service outages or other disruptions for some customers, potentially leading to significant financial and reputational damage. Our cybersecurity response plan includes incident response teams and system updates to mitigate these risks.
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
Our industry is subject to rapid technological change, and we must develop and sell incremental and new features and components of our solutions to maintain and grow our business.
Each of the UCaaS, CCaaS and CPaaS solutions markets, as well as our industry in general, is characterized by rapid changes in customer requirements, frequent introductions of new and enhanced products and features and continuing and rapid technological advancement. In particular, these changes pose significant challenges to the traditional contact center software solutions market, as AI solutions become increasingly capable of handling such interactions, thus displacing the legacy human customer service-agent model. To compete successfully, we must continue to devote significant resources to design, develop, deploy and sell new and enhanced solutions, applications and features that provide increasingly higher, or more advanced, capabilities, performance and stability at lower cost. In addition, we have, and will continue to, make significant investments in AI-based capabilities to enhance our solutions. If we are unable to develop or acquire new features for our existing solutions or new applications that achieve market acceptance or keep pace with technological developments, our business would be harmed.
We are focused on enhancing the reliability, features and functionality of our solutions to enhance their utility to our customers, particularly larger customers, with complex, dynamic and global operations. In addition, cloud-based technology advancements in areas such as AI are designed to enable improved customer experiences, significant operational efficiencies and business insights. The success of these enhancements depends on many factors, including timely development, introduction and market acceptance, as well as our ability to transition our existing customers to these new solutions, applications and features. To the extent that these enhancements are made as a result of acquisitions, our success also depends on our ability to integrate the acquired technology with our existing solutions. Any failure may significantly impair our revenue growth. In addition, because our solutions are designed to operate on a variety of systems, we need to continuously modify and enhance our solutions to keep pace with changes in hardware, operating systems, the increasing trend toward multi-channel communications and other changes to software technologies. We may not be successful in developing, acquiring or integrating these modifications and enhancements or bringing them to market in a timely fashion. Furthermore, uncertainties about the timing and nature of new network platforms or technologies, or modifications to existing platforms or technologies, could delay introduction of changes and updates to our solution and increase our research and development expenses. Any failure of our solutions to operate effectively, including with future network platforms and technologies, could reduce the demand for our solution, result in customer dissatisfaction and harm our business.

Our physical infrastructure is concentrated in a few facilities (i.e., data centers and public cloud providers), and any failure in our physical infrastructure or service outages could lead to significant costs and/or disruptions and could reduce our revenue, harm our business reputation and have a material adverse effect on our financial results.
Our leased network and data centers, as well as public cloud infrastructure, are subject to various points of failure. Problems with cooling equipment, generators, uninterruptible power supply, routers, switches, or other equipment, including the software installed on such equipment, whether or not within our control, often managed by third-party service providers, expose us to cybersecurity risks such as unauthorized access or data breaches. These incidents have led to service interruptions and may continue to do so. These incidents could result in further service interruptions for our customers as well as equipment damage, significantly impacting our operational capability and customer satisfaction.
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
We have experienced interruptions in service in the past, including outages. The harm to our reputation is difficult to assess but has resulted and may result in the future in customer attrition. We have taken and continue to take steps to improve our infrastructure to prevent service interruptions, including upgrading our electrical and mechanical infrastructure. However, service interruptions continue to be a significant risk for us and could have a material adverse impact on our business.
Any future service interruptions could:
•cause our customers to seek service credits or damages for losses incurred;
•require us to replace existing equipment or add redundant facilities;
•affect our reputation as a reliable provider of communications services;
•cause existing customers to cancel or elect to not renew their contracts; or
•make it more difficult for us to attract new customers.
We may be required to transfer our servers to new data center facilities or public cloud load to a different public cloud provider in the event that we are unable to renew our agreement or leases on acceptable terms, or at all, or the owners of the facilities decide to close their facilities, and we may incur significant costs and possible service interruption in doing so. In addition, any financial difficulties, such as bankruptcy or foreclosure, faced by our third-party data center operators, or any of the service providers with which we or they contract, may have negative effects on our business, the nature and extent of which are difficult to predict. If our data centers or our public cloud providers are unable to keep up with our increasing needs for capacity, our ability to grow our business could be materially and adversely impacted.
We may not be able to scale our business operations efficiently or quickly enough to meet our customers' growing needs, leading to increased customer churn and damage to our reputation and brand, each of which could harm our operating results.
As usage of our cloud software solutions by small business, mid-market and enterprise customers expands and as customers continue to integrate our services across their enterprises, we are required to devote additional resources to improving our application architecture, integrating our products and applications across our technology platform, integrating with third-party systems, and maintaining infrastructure performance. To the extent we increase our customer base and as our customers gain more experience with our services, the number of users and transactions managed by our services, the amount of data transferred, processed, and stored by us, the number of locations where our service is being accessed, and the volume of communications managed by our services have in some cases, and may in the future, expand rapidly. In addition, the reliance on and integration with AI technologies and third-party services may increase operational complexities and dependencies, so we may need scale and modernize our internal business systems and our services organization, including customer support, sales operations, billing services, and regulatory, privacy and cybersecurity compliance, to serve our growing customer base. Further, any inability to manage or forecast the demands associated with such scalability, especially in the context of new or evolving data protection and privacy laws, or any other failure or delay in these efforts could cause impaired system performance and reduced customer satisfaction. These issues could adversely impact our reputation and brand and reduce the attractiveness of our cloud software solutions to customers, resulting in decreased sales to new customers, lower renewal rates by existing customers, and the issuance of service credits, or requested refunds, which could hurt our revenue growth and our reputation.

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
•continuing uncertainty regarding social, political, immigration, and tax and trade policies in the United States and abroad;
•regional travel restrictions, business closures, government actions and other restrictions in connection with geopolitical instabilities or pandemics; and
•adverse tax burdens and foreign exchange controls that could make it difficult to repatriate earnings and cash.
We have limited experience in operating our business internationally, which increases the risk that any potential future expansion efforts that we may undertake will not be successful. We expect to invest substantial time and resources to expand our international operations. The significant resources, management attention and expenses required to ensure compliance with international regulations could adversely impact our operations and profitability. We may face operational challenges as we continue to grow our global presence, including difficulties managing foreign operations, localizing products, collecting receivables, relying on international partners, and navigating potential economic or political instability in new regions. If we are unable to do this successfully and in a timely manner, our international growth, business, and operating results could be materially adversely affected.

Global geopolitical developments, such as wars, sanctions, trade disputes, or other international tensions, could adversely affect us.
Ongoing conflicts, including in the Middle East and between Russia and Ukraine, have led to and are expected to continue to lead to disruption, instability, and volatility in global markets and industries. Our business, including our significant engineering and operations presence in Romania which borders Ukraine, could be negatively impacted if the conflict were to expand into the surrounding countries. The United States and other governments have imposed severe sanctions and export controls against multiple countries, including Russia and Iran, which along with potential responses, could adversely affect our business, supply chain, partners, and customers.
Geopolitical destabilization, including the effects of the Russia-Ukraine conflict, ongoing conflicts in the Middle East, and U.S.-China trade tensions, could impact global currency exchange rates, supply chains, trade and movement of resources, commodity prices, and technology spending of our customers and potential customers. These may be due directly to actions of a government, such as the imposition of tariffs by one government and retaliatory actions by another government, or indirectly as such governmental actions negatively affect our customers or their propensity to purchase products and services from us. Fluctuations in the value of the U.S. dollar versus foreign currencies could increase our international operating costs and expose us to foreign exchange rate risk, as some of our international agreements provide for payment in local currencies.
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
The functionality and popularity of our cloud software solutions depend, in part, on our ability to integrate our services with third-party applications and platforms, including enterprise resource planning, customer relations management, human capital management, workforce management, and other proprietary application suites. Third-party providers of applications and application program interfaces may change the features of their applications and platforms, restrict our access to their applications and platforms or alter the terms governing use of their applications and application program interfaces and access to those applications and platforms in an adverse manner. Such changes could functionally limit or terminate our customers’ ability to use these third-party applications and platforms in conjunction with our services, which could negatively impact our offerings and harm our business. If we fail to integrate our software with new third-party back-end enterprise applications and platforms used by our customers, we may not be able to offer the functionality that our customers need, which would negatively impact our ability to generate revenue and adversely impact our business.
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
Our business operations, from our internal and service operations to research and development activities, sales and marketing efforts and customer and partner communications, depend on our ability to protect our network from interruption by damage from hackers, social engineering and phishing, ransomware, and malicious code or software, including vulnerabilities in our network infrastructure such as firewalls, switches and routers, or similar disruptive problems or other events beyond our control. Individuals or entities have penetrated, and will attempt in the future to penetrate, our network security, and that of our platform, and try to cause harm to our business operations, including by misappropriating our proprietary information or that of our customers, employees and business partners or causing interruptions of our products and platform. In particular, cyberattacks and other malicious internet-based activity continue to increase in frequency and in magnitude both generally and specifically against us and other cloud-service providers. Ransomware attacks, including those perpetrated by organized criminal threat actors, nation-states, and nation-state-supported actors, are becoming increasingly prevalent and severe and can lead to significant interruptions in our operations, loss of data and income, reputational harm, and diversion of funds. Geopolitical tensions and events, such as the war between Russia and Ukraine and ongoing conflicts in the Middle East, may create heightened risks to us and our vendors, business partners, and consultants of cyber-attacks from nation-state actors or their affiliated entities, including attacks that could materially disrupt our systems and operations, supply chain, and ability to provide our services. As a result, we routinely investigate security incidents, which have occurred in the past and may occur in the future, that result in unauthorized access to, loss or unauthorized disclosure of, or inadvertent disclosure of confidential, proprietary, and sensitive information.
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
If our security measures are compromised, which has occurred in the past, our reputation could be damaged. Actual or perceived security gaps or security compromises experienced in our industry or by our competitors, our customers, a third party with whom we work, or us could cause us to experience adverse consequences, which could be material in the future, such as government enforcement actions (for example, investigations, fines, penalties, audits, and inspections); additional reporting requirements and/or oversight; restrictions on processing sensitive data (including personal information); litigation (including class action claims); indemnification obligations; negative publicity; reputational harm; monetary fund diversions; diversion of management attention; interruptions in our operations (including availability of data); financial loss; and other similar harms.

Inherent in our provision of services are the storage, processing, and transmission of our customers' data, which may include confidential and sensitive information that may be stored or transmitted by means not designed for confidential or sensitive information, such as the processing or storing of protected health information or payment card information in free-form text fields provided for other purposes. This exposes us to significant cybersecurity risks, including data breaches and unauthorized data access, which could compromise customer trust and subject us to financial and legal penalties. Customers may use our services to store, process, and transmit a wide variety of confidential and sensitive information, such as credit card, bank account, and other financial information, proprietary information, trade secrets, or other data that may be protected by sector-specific laws and regulations, like intellectual property laws, laws addressing the protection of personally identifiable information (or personal data in the EU), as well as the Federal Communications Commission’s, or the FCC’s, customer proprietary network information, or CPNI, rules. We also face the risk of changes in cybersecurity laws and regulations which could impose additional compliance costs or challenges. Additionally, we closely monitor legislative developments to swiftly adapt our practices, ensuring ongoing compliance and protection against emerging threats. We may be the target of direct or indirect cyber threats and security breaches, given the nature of the information that we store, process, and transmit and the fact that we provide communications services to a broad range of businesses. To the extent that state-sponsored incidents of cybersecurity breaches increase due to geopolitical tensions, this risk may continue to increase.
In addition, we use third-party vendors, which in some cases have access to our data and our customers' data. Despite the implementation of security measures by us or our vendors, our computing devices, infrastructure, or networks, or our vendors' computing devices, infrastructure, or networks may be vulnerable to hackers, social engineering and phishing, ransomware, and malicious code or software, or similar disruptive problems due to a security vulnerability in our or our vendors' infrastructure or network, or our vendors, customers, employees, business partners, consultants, or other internet users who attempt to invade our or our vendors' public and private computers, tablets, mobile devices, software, data networks, or voice networks. We also continue to incorporate AI solutions and features into our platform, which may result in security incidents or otherwise increase cybersecurity risks. Further, as AI capabilities improve and are increasingly adopted, they may be used in cybersecurity attacks, including by bad actors to identify vulnerabilities and craft increasingly sophisticated attacks, resulting in heightened risks of security breaches and incidents. If there is a security vulnerability in our or our vendors' infrastructure or networks that is successfully targeted, we could face increased costs, liability claims, government investigations, fines, penalties or forfeitures, class action litigation, reduced revenue, or harm to our reputation or competitive position.
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
While to date we have not been subject to material legal or administrative actions as a result of improper or illegal content, the laws in this area are currently in a state of flux and vary widely between jurisdictions. Accordingly, it may be possible that in the future, we and our competitors may be subject to legal or regulatory actions along with the users who shared such content. In addition, regardless of any legal liability we may face, if there is an incident generating extensive negative publicity about the content shared on our platform, our business and reputation could be harmed.
Failure to comply with laws and contractual obligations related to data privacy and protection could have a material adverse effect on our business, financial condition and operating results.
We process many types of data, including personal data in the course of our business. As such, we are subject to the data privacy and protection laws and regulations adopted by federal, state and foreign governmental agencies, including the EU's GDPR, the UK’s Data Protection Act 2018, the CCPA/CPRA, and privacy laws enacted in Colorado, Connecticut, Delaware, Florida, Iowa, Montana, New Hampshire, Nebraska, New Jersey, Oregon, Texas, Utah, and Virginia. We are also subject to laws like the EU’s Digital Operational Resilience Act (DORA), which impose specific requirements around the resilience of information and communication technology systems and third-party risk management. Data privacy and protection are highly regulated in many jurisdictions and may become the subject of additional regulation in the future. For example, lawmakers and regulators worldwide are considering proposals that would require companies, like us, that encrypt user data to ensure access to such data by law enforcement authorities. In addition, several additional states have comprehensive privacy laws that became effective in 2025 or will become effective in the near term, including Indiana, Kentucky, Maryland, Minnesota, Rhode Island, and Tennessee. Privacy laws restrict our processing of personal information provided to us by our customers as well as data we collect from our customers and employees. We strive to comply with all applicable laws, regulations, policies and legal obligations relating to privacy and data protection. However, if we fail to comply, we may be subject to fines, penalties and lawsuits, statutory damages at both the federal and state levels in the United States, substantial fines and penalties under the EU’s GDPR and the UK’s Data Protection Act 2018, and class action lawsuits, and our reputation may suffer. We may also be required to make modifications to our data practices that could have an adverse impact on our business, including increasing our operating costs, which may cause us to increase our prices, making our services less competitive.
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
Failure by us, our vendors, or our agents to comply with obligations and restrictions related to data privacy, data protection, and security in any jurisdiction in which we operate has in the past and may in the future subject us to lawsuits, including class action suits, and could subject us to regulatory investigations, substantial fines, sanctions, civil and criminal penalties, damages (including statutory damages), consent decrees, injunctions, adverse publicity, reputational damage, and other losses. For example, plaintiffs have become increasingly more active in bringing privacy-related and AI claims and class action suits against companies, including us. Some of these claims or actions allow for the recovery of statutory damages on a per violation basis, and, if viable, carry the potential for very large statutory damages, depending on the volume of data involved and the number of violations. Furthermore, our actual and perceived compliance, costs of compliance with such regulations, and customer concerns regarding their own compliance obligations (whether actual or perceived) may limit the use and adoption of our subscriptions and reduce overall demand. Even the perception of privacy-related concerns, whether or not valid, may inhibit market adoption of our subscriptions in certain industries.

Our products and services must comply with industry standards, FCC regulations, and state, local, country-specific, and international regulations, and changes may require us to modify existing services, increase our costs or prices we charge customers, and otherwise harm our business.
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
•FCC and other regulatory efforts to combat robo-calling and caller ID spoofing;
•compliance with data protection regulations such as the GDPR in Europe, which impose stringent requirements on data privacy and security;
•compliance with the Telecommunications (Security) Act 2021 in the UK, which imposes strict security requirements on telecom providers to protect the UK's telecoms network from cyber threats and vulnerabilities and non-compliance could result in significant penalties and affect our ability to operate in the UK;
•adherence to environmental regulations, including those concerning the disposal and recycling of electronic products and batteries, which are becoming increasingly relevant as we expand our hardware offerings; and
•reporting on climate-related financial risk (such as California SB 261).
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
As we continue to expand internationally, we may be subject to telecommunications, consumer protection, privacy, data protection, cybersecurity, emergency call services, call authentication, and other laws and regulations in the foreign countries where we offer our services. Any foreign regulations could impose substantial compliance costs on us, restrict our ability to compete, and impact our ability to expand our service offerings in certain markets. Moreover, the regulatory environment is constantly evolving and changes to the applicable regulations could impose additional compliance costs and require modifications to our technology and operations and go to market practices. EU member states are implementing major modifications to their telecommunication laws and regulations. Updated regulations in Europe and in the United Kingdom require providers to perform security assessments and to improve the security and resilience of their networks as well as to verify the accuracy of their metering and billing systems. Regulators in many of our markets require providers to implement Know-Your-Customer vetting which may complicate and elongate the sales process. Local telecom regulatory restrictions in some European countries limit our ability to sell services in a wholesale motion to channel partners. The EU Digital Services Act requires cloud and digital providers to adopt measures to prevent disinformation, increase transparency and improve protection for users of digital services in the EU. Additionally, we expect an increase in the regulation of the use of AI and machine learning in products and services. For example, in Europe, the Artificial Intelligence Act became effective in August 2024 and is being implemented in stages, with full applicability expected by August 2026. This act imposes various obligations related to the development, placement on the market, and use of AI-related systems. We may have to change our business practices to comply with obligations under this or other new and evolving regimes.
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
Our actual or perceived failure to comply with laws, regulations, contractual commitments, or other actual or asserted obligations, including certain industry standards, regarding privacy, data protection and cybersecurity could lead to costly legal action, adverse publicity, significant liability, inability to process data, and decreased demand for our services, which could adversely affect our business, results of operations and financial condition. As a cumulative example, due to our primary data processing facilities being in the United States, we have experienced hesitancy, reluctance, or refusal by European customers to use our services. If we cannot maintain valid mechanisms for cross-border data transfers, we may face increased exposure to regulatory actions, fines, and injunctions against transferring personal information out of Europe.
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
In August 2024, we entered into multiple debt arrangements. On August 5, 2024, we borrowed $200.0 million (of which $107.5 million remains outstanding following $92.5 million in debt pay-downs between October 2024 and April 2026) in a senior secured term loan facility (the “2024 Term Loan”) under the Credit Agreement entered into on July 11, 2024 (the "2024 Credit Agreement"). The 2024 Term Loan bears interest at an annual rate equal to the Term SOFR, plus a margin of either 2.50%, 2.75% or 3.00% based on the consolidated total net leverage ratio of the Company and its subsidiaries. The Company anticipates principal repayments of $39.5 million in fiscal 2027 to the 2024 Term Loan, with the remaining $82.5 million principal due before or upon maturity in fiscal 2028. On August 11, 2022, we issued approximately $201.9 million aggregate principal amount of 4.00% convertible senior notes due February 1, 2028 (the “2028 Notes”), which bear interest at a rate of 4.00% per annum, payable semi-annually in arrears on February 1 and August 1 of each year, commencing on February 1, 2023, and will mature on February 1, 2028, unless earlier converted, redeemed or repurchased, pursuant to the indenture for the 2028 Notes.
Our substantial indebtedness could have important consequences that could have a material adverse effect on our business, financial condition and results of operations, including the following:
•requiring us to comply with restrictive covenants in our senior secured debt facility, which limits the manner in which we conduct our business, and which obligations under the 2024 Credit Agreement are guaranteed by our wholly-owned subsidiaries (for example, our Credit Agreement contains a minimum adjusted cash Earnings Before Interest, Taxes, Depreciation and Amortization (EBITDA) financial covenant, a minimum liquidity covenant and a maximum secured leverage ratio financial covenant and contains affirmative and negative covenants customary for transactions of this type, including limitations with respect to indebtedness, liens, investments, dividends, disposition of assets, change in business, and transactions with affiliates);
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
As of May 8, 2026, we currently have approximately $201.9 million aggregate principal amount of the 2028 Notes and $107.5 million of the 2024 Term Loan outstanding.
Our ability to make scheduled payments of the principal of, pay interest on, or refinance our indebtedness, including the amounts payable under the 2028 Notes and the 2024 Term Loan, depends on our future performance, which is subject to economic, financial, competitive, and other factors beyond our control, such as past and potential future disruptions in access to bank deposits or lending commitments due to bank failure, as well as in the event of sustained deterioration in the liquidity, or failure, of our clearing, cash management and custodial financial institutions. The volatility of the global economy, changes in the credit market conditions, and fluctuations in interest rates could further complicate our ability to refinance our debt. Our business may not continue to generate cash flow from operations in the future sufficient to service our debt, including paying off the principal when due, and make necessary capital expenditures. Our 2028 Notes are currently significantly out of the money, and our stock price would have to increase significantly for our notes to convert prior to maturity. If we are unable to generate such cash flow, we may be required to adopt one or more alternatives, such as selling assets, restructuring debt or obtaining additional equity capital on terms that may be onerous or highly dilutive. Our ability to refinance our indebtedness will depend on the capital markets and our financial condition at such time. We may also face heightened regulatory scrutiny or changes in financial regulation which could impact our refinancing options. We may not be able to engage in any of these activities or engage in these activities on desirable terms, which could result in a default on our debt obligations.
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
In the future, we may sell additional shares of our common stock or equity-linked securities to raise capital. In addition, a substantial number of shares of our common stock is reserved for issuance upon the exercise of stock options, upon the vesting and settlement of restricted stock units and performance units, stock purchases in connection with our Employee Stock Purchase Plan, and upon conversion of our Notes. We cannot predict the size of future issuances or the effect, if any, that they may have on the market price for our common stock. This uncertainty may lead to increased volatility in our share price as investors speculate on the timing and impact of these issuances. The issuance and sale of substantial amounts of common stock or equity-linked securities, or the perception that such issuances and sales may occur, could adversely affect the trading price of our Notes and the market price of our common stock and impair our ability to raise capital through the sale of additional equity or equity-linked securities. Additionally, any dilutive effect of such issuances might decrease the earnings per share and ownership interests of existing stockholders, potentially leading to further downward pressure on our stock price.
Furthermore, if our existing stockholders sell, or indicate an intent to sell, significant amounts of our common stock in the public market, the trading price of our shares could decline. Sales of a substantial number of shares of our common stock in the public market could occur at any time. These sales, or the perception in the market that the holders of a large number of shares intend to sell shares, could reduce the market price of our common stock.
Although our common stock is currently trading above Nasdaq’s minimum bid price requirement of $1.00 per share, future developments—including market conditions, operational performance, or other factors outside our control—could cause our stock price to decline. If our stock price were to fall below $1.00 per share for an extended period, we could become non-compliant with Nasdaq’s continued listing requirements. To maintain compliance, we may need to take steps such as effecting a reverse stock split; however, there can be no assurance that any such measures would successfully maintain our listing or that we would otherwise regain compliance if we became non-compliant. If our common stock were delisted, we may seek to list our common stock on a regional stock exchange, or if one or more broker-dealer market makers comply with applicable requirements, the over-the-counter (OTC) market. Listing on such other market or exchange could reduce the liquidity of our common stock and may result in investors finding it more difficult to dispose of, or obtain accurate quotations for the price of, our common stock. A delisting from Nasdaq could also subject our common stock to so-called penny stock rules that impose additional sales practice and market-making requirements on broker-dealers who sell or make a market in such securities. Consequently, removal from Nasdaq and failure to obtain listing on another market or exchange could affect the ability or willingness of broker-dealers to sell or make a market in our common stock and the ability of purchasers of our common stock to sell their securities in the secondary market. A delisting from Nasdaq would also result in a fundamental change under the 2028 Notes Indenture and give holders of the 2028 Notes the right to require us to repurchase such notes for cash equal to 100% of the principal amount of the notes being repurchased, plus accrued and unpaid interest, if any. We may not have the ability to raise the funds necessary to repurchase the 2028 Notes upon a fundamental change, and we may need to unwind any related bond hedge transactions in connection therewith, which could require us to spend additional amounts to do so, depending on the value of our common stock at that time.

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
•the requirement that a special meeting of stockholders may be called only by a majority vote of our board of directors or by stockholders holding shares of our common stock representing in the aggregate a majority of votes then outstanding, which could delay the ability of our stockholders to force consideration of a proposal or to take action, including the removal of directors;
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
These provisions might result in our common stock trading at a lower price due to perceptions of decreased acquisition potential.
We are also subject to certain anti-takeover provisions under the General Corporation Law of the State of Delaware (the "DGCL"). Under Section 203 of the DGCL, a corporation may not, in general, engage in a business combination with any holder of 15% or more of its capital stock unless the holder has held the stock for three years or (a) our board of directors approves the transaction prior to the stockholder acquiring the 15% ownership position, (b) upon consummation of the transaction that resulted in the stockholder acquiring the 15% ownership position, the stockholder owns at least 85% of the outstanding voting stock (excluding shares owned by directors or officers and shares owned by certain employee stock plans) or (c) the transaction is approved by the board of directors and by the stockholders at an annual or special meeting by a vote of 66 2/3% of the outstanding voting stock (excluding shares held or controlled by the interested stockholder). These provisions in our restated certificate of incorporation and amended and restated by-laws and under Delaware law could discourage potential takeover attempts, potentially reducing liquidity for our stockholders.

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
•international conflicts (such as the Russia-Ukraine war, tensions in the Middle East, U.S.-China trade relations);
•foreign currency exchange rate fluctuations;
•the financial health of our small- and mid-sized business customers; and
•the impact of tariffs, trade policies and export control restrictions on our operations and costs.
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
These events could cause physical damage to critical infrastructure, impede access to key facilities, or disrupt our service providers, which may result in outages or degradation of service. Even when disruptions originate outside our own network—such as failures in the public Internet or with customer-side connections—customers may perceive them as service interruptions. Global pandemics or a potential future virus may also impede access to critical infrastructure by limiting personnel availability, restricting travel, or causing data center and network operators to curtail operations. Prolonged or widespread disruptions could strain our operational resilience, affect employee productivity in impacted regions, and highlight gaps in our disaster recovery and business continuity planning. In addition to reputational harm, such events could materially affect our financial condition through increased operational costs, lost revenue, and customer attrition.

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
•Third-Party Risk Management ("TPRM") solution for assessment and continuous monitoring, which includes security audits, and independent assessments conducted at least annually.
•A vulnerability management lifecycle, which includes penetration testing, to identify, prioritize, and remediate security flaws in infrastructure and applications.
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
To date, no cybersecurity threats, including as a result of any previous cybersecurity incidents, have materially affected the Company, including our business strategy, results of operations or financial condition. Nevertheless, cybersecurity threats continue to evolve, and the Company has developed and implemented a comprehensive Incident Response Plan to effectively manage cybersecurity incidents. The plan is regularly reviewed, tested, and updated to facilitate its effectiveness in mitigating and responding to cybersecurity threats promptly. For additional information regarding whether any risks from cybersecurity threats, including as a result of any previous cybersecurity incidents, are reasonably likely to materially affect the Company in the future, including our business strategy, results of operations or financial condition, see Part I, Item 1A, “Risk Factors” in this Annual Report.
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
Since November 15, 2022, our common stock has traded under the symbol "EGHT" and is listed on the Nasdaq Global Select Market of the Nasdaq Stock Market national securities exchange, or the "Nasdaq." Previously, from December 8, 2017 to November 14, 2022, our common stock traded under the symbol "EGHT" and was listed on the New York Stock Exchange, or the “NYSE.”
Dividend Policy
We have never paid cash dividends on our common stock and have no plans to do so in the foreseeable future.
Number of Common Stockholders
As of May 8, 2026, there were approximately 273 holders of record of our common stock. The actual number of stockholders is greater than this number of record holders and includes stockholders who are beneficial owners, but whose shares are held in street name by brokers and other nominees.
See Part III, Item 12 of this Annual Report regarding information about securities authorized for issuance under our equity compensation plans.
Stock Performance Graph
Notwithstanding any statement to the contrary in any of our previous or future filings with the SEC, the following information relating to the price performance of 8x8’s common stock shall not be deemed "filed" with the SEC or "soliciting material" under the Exchange Act and shall not be incorporated by reference into any such filings.
The graph below shows the cumulative total stockholder return over a five-year period, assuming the investment of $100 on March 31, 2021 in each of 8x8's common stock, the Nasdaq Composite Index, the New York Stock Exchange Composite Index, and the Nasdaq Telecommunications Index. The graph is furnished, not filed, and the historical return cannot be indicative of future performance. Both the New York Stock Exchange and Nasdaq Composite Indexes are included because 8x8 changed the listing of its common stock to the Nasdaq from the NYSE in November 2022.

Recent Sales of Unregistered Securities
None.
Issuer Purchases of Equity Securities
In May 2017, the Company's board of directors authorized the Company to purchase $25.0 million of its common stock from time to time under the 2017 Repurchase Plan (the "2017 Plan"). The 2017 Plan expires when the maximum purchase amount is reached, or upon the earlier revocation or termination by the Company's board of directors.
During the fiscal year ended March 31, 2026, the Company repurchased 1.0 million shares of common stock in the open market for approximately $1.8 million at an average price of $1.83 per share. The total purchase price of the common stock repurchased and retired was reflected as a reduction to consolidated stockholders' equity during the repurchase period. The remaining amount of shares of common stock available for repurchase under the 2017 Plan as of March 31, 2026 was approximately $5.2 million.
The table below sets forth information regarding the Company's purchases of our common stock during the year ended March 31, 2026 (in thousands, except per share amounts):

Period	Total Number of Shares Purchased	Average Price Paid per Share[1]	Total Number of Shares Purchased as Part of Publicly Announced Program	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Program
May 1, 2025 - May 31, 2025	—	—	—	$7,065
June 1, 2025 - June 30, 2025	1,000	$1.83	1,000	$5,237
Total	1,000		1,000
ITEM 6. [Reserved]
1 Average Price Paid per Share excludes cash paid for commissions.

ITEM 7. Management's Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our consolidated financial statements and related notes and other information included elsewhere in this Annual Report. In addition to historical data, this discussion contains forward-looking statements about our business, results of operations, cash flows, financial condition and prospects based on current expectations that involve risks, uncertainties and assumptions. Our actual results could differ materially from such forward-looking statements. Factors that could cause or contribute to those differences include, but are not limited to, those identified below and those discussed in the sections titled “Risk Factors” and “Forward-Looking Statements” included elsewhere in this Annual Report. Additionally, our historical results are not necessarily indicative of the results that may be expected for any period in the future.
This section discusses items pertaining to and comparisons of financial results between fiscal 2026 and fiscal 2025. A discussion of fiscal 2025 items and comparisons between fiscal 2025 and fiscal 2024 financial results can be found in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Part II, Item 7 of the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2025 (the “2025 MD&A”), filed with the SEC on May 22, 2025.
Overview
8x8, Inc. is a global provider of integrated customer experience and business communications solutions, purpose-built to unify customer and employee engagement across the enterprise. Our 8x8 Platform for CX combines contact center, business communications, and application programmable interfaces ("APIs") for communications into a single, secure, system powered by artificial intelligence ("AI") that delivers seamless, data-driven interactions. Designed for agility and scale, our platform helps businesses eliminate silos, improve operational efficiency, and turn every conversation into actionable intelligence. By aligning technology with measurable outcomes, we empower organizations to transform how they connect, serve, and grow from first interactions to lasting relationships.
We serve a broad customer base, from small businesses to large global enterprises across every major industry. We reach customers through a combination of direct sales and an expanding global network of channel partners. To serve a diverse organizations of all sizes, we invest in retaining and growing customers across segments through a service model that scales from AI-powered support for smaller accounts to dedicated customer success resources for our most complex enterprise relationships.
We generate Service Revenue from subscriptions to our UCaaS and CCaaS offerings, as well as usage of our platform. Our service subscription plans are sold on a per-user basis and are structured with increasing levels of functionality, based on the specific communication needs and customer engagement profile of each user. Platform usage revenue is revenue recognized from sales of products on an as-used basis and includes the use of our communications APIs, digital and voice AI interactions and telephony minutes. Usage revenue increased by 56% in fiscal 2026 as customers increased inbound and outbound engagement strategies using our communication APIs and AI-based interactions.
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
Macroeconomic and Other Factors
We are subject to risks and exposures, including those caused by adverse economic conditions. Macroeconomic conditions that could adversely affect our business include geopolitical instability, tariffs, continued inflation, increased interest rates, supply chain disruptions, decreased economic output and fluctuations in currency exchange rates. We continuously monitor the impacts of these factors, as well as the overall global economy and geopolitical landscape, on our business and financial results.
While the implications of macroeconomic events on our business, results of operations, and overall financial position remain uncertain, we expect that difficult economic conditions could negatively impact our business in future periods. For example, our installed base includes small businesses, which tend to be disproportionately affected by macroeconomic headwinds. International revenue grew from approximately 33% of total revenue in fiscal 2025 to approximately 39% in fiscal 2026, increasing our exposure to foreign currency fluctuations. However, a significant portion of our international operating expenses are denominated in the same currencies as our international revenue, which partially mitigates the impact of currency movements on profitability. We also continue to monitor the pace of AI adoption across our customer base, which represents both an evolving competitive dynamic and a direct driver of demand for our platform capabilities and usage-based revenue.
Summary and Outlook
In fiscal 2026, we delivered service revenue of $715.3 million, compared to $692.9 million in fiscal 2025, with year-over-year service revenue growth in each quarter of the fiscal year. We generated income from operations in all four quarters of fiscal 2026, with full-year income from operations of $18.9 million, compared to income from operations of $15.2 million in fiscal 2025. Net income attributable to 8x8 was $1.6 million for fiscal 2026, compared to a net loss of $27.2 million in fiscal 2025. Net cash provided by operating activities was $55.8 million for fiscal 2026. During fiscal 2026, we completed the upgrade of all former Fuze customers remaining on the legacy Fuze platform to the 8x8 Platform for CX, enabling us to operate on a single, unified platform.

As part of our objectives to grow our revenue and increase profitability and cash flow, we are focused on retaining our existing customers and driving multi-product adoption within our installed base, as well as expanding our base with new customers. We believe that continued innovation is a critical factor in attracting and retaining our customers and is an important variable in achieving sustainable growth. We are committed to continuing our investment in research and development to deliver innovation across our Platform for CX, expand our ecosystem of integrated third-party applications, and maintain the high platform availability that our customers require.
Our primary focus involves the following: (i) expanding the features and functionality of our Platform for CX, (ii) increasing the use of our agentic AI solutions and communication APIs, (iii) growing our community of value-added resellers and technology partners as a means to expand distribution, especially in international regions, and (iv) increasing the efficiency of our operations through process improvements, automation, and self-service. We are embracing the use of AI internally to accelerate innovation and the introduction of new products, improve our sales productivity and conversion rates, increase the efficiency and security of our global network infrastructure, and simplify our back-office operations.
Our investment in research and development enabled us to introduce new products like 8x8 Engage and 8x8 AI Studio, add capabilities that allow our customers to enhance their employee and customer experiences, and expand integrations with our Technology Partner Ecosystem partners. We also invested in our global network infrastructure to ensure continued high availability, enhance security, and lower the cost to deliver our services. Our combined investments in our platform and process improvements allow us to deliver tightly integrated solutions around the world that prioritize ease-of-use, out-of-the-box functionality, and rapid deployment. We expect the costs of delivering our communication services and communication APIs, both in total dollars and as a percentage of service revenue, to vary with the amount of service revenue and the mix of subscription and usage revenue within service revenue.
To improve our sales efficiency over time, we are investing in marketing programs to drive awareness for our solutions, training programs and tools to increase productivity in our direct sales, and partner enablement solutions that drive increased cross-sell and new business. We are also devoting resources to expanding our community of value-added resellers, who provide implementation services and Tier 1 customer support in addition to sales capacity.
We continue to monitor factors that could have an impact on customer buying behavior and demand, including technological changes in AI-related developments, macroeconomic conditions, the competitive environment, contract duration, churn, upsell and down-sell, renewals, and payment terms, all of which have caused variability in our results and may continue to do in the future.
Key GAAP Operating Results
To assess the success of our strategies to achieve growth and increase our cash flow, management reviews our financial performance as presented in our consolidated financial statements, including trends in revenue, gross profit margin, income (loss) from operations, and cash flow generated by operations in absolute dollars and as a percentage of revenue as presented in the following table:

	Fiscal Year 2026				Fiscal Year 2025
	Three Months Ended				Three Months Ended
(In thousands, except percentages)	March 31, 2026	December 31, 2025	September 30, 2025	June 30, 2025	March 31, 2025	December 31, 2024	September 30, 2024	June 30, 2024
Service revenue	$180,175	$179,682	$179,094	$176,308	$171,588	$173,459	$175,075	$172,801
% of Total Revenue	97.3%	97.1%	97.3%	97.2%	96.9%	97.0%	96.7%	97.0%
Gross profit	$117,053	$118,216	$119,340	$120,440	$120,052	$121,085	$123,175	$120,960
% of Total Revenue	63.2%	63.9%	64.8%	66.4%	67.8%	67.7%	68.1%	67.9%
Income (loss) from operations	$3,330	$9,694	$5,349	$565	$419	$8,979	$7,169	$(1,374)
% of Total Revenue	1.8%	5.2%	2.9%	0.3%	0.2%	5.0%	4.0%	(0.8)%
Net income (loss)	$106	$5,090	$767	$(4,315)	$(5,401)	$3,022	$(14,543)	$(10,290)
% of Total Revenue	0.1%	2.8%	0.4%	(2.4)%	(3.1)%	1.7%	(8.0)%	(5.8)%
Net cash provided by operating activities	$14,386	$20,692	$8,835	$11,873	$5,873	$27,216	$12,317	$18,148

Components of Results of Operations
Service Revenue
Service revenue consists of communication services subscriptions, platform usage revenue, and related fees from our UCaaS, CCaaS and CPaaS offerings. We plan to increase service revenue through a combination of new customer acquisition, cross-selling of additional products to existing customers, including new products resulting from our increased investment in innovation, artificial intelligence, geographic expansion of our customer base outside the United States, innovation in our products and technologies, and strategic acquisitions of technologies and businesses.
Other Revenue
Other revenue consists of revenue from professional services, primarily in support of deployment of our solutions and platform, and revenue from sales and rentals of IP telephones in conjunction with our cloud telephony service. Other revenue is dependent on the number of customers who choose to purchase or rent IP telephone hardware in conjunction with our service instead of using the solution on their cell phone, computer, or other compatible device, and/or choose to engage our professional services organization for implementation and deployment of our cloud services.
Cost of Service Revenue
Cost of service revenue consists primarily of costs associated with network operations and related personnel, technology licenses, amortization of intangible assets and capitalized internal use software, other communication origination and termination services provided by third-party carriers, outsourced customer service call center operations, and other costs such as customer service, and technical support costs. We allocate overhead costs, such as information technology and facilities, to cost of service revenue, as well as to each of the operating expense categories, generally based on relative headcount. Our information technology costs include costs for information technology infrastructure and personnel. Facilities costs primarily consist of office leases and related expenses.
Cost of Other Revenue
Cost of other revenue consists primarily of costs associated with the purchase and shipping and handling of IP telephone hardware as well as scheduling, personnel costs, and other expenditures incurred in connection with the professional services associated with the deployment and implementation of our products, and allocated information technology and facilities costs.
Research and Development
Research and development expenses consist primarily of personnel and related costs, stock-based compensation, third-party development, software and equipment costs necessary for us to conduct our product, platform development and engineering efforts, as well as allocated information technology and facilities costs.
Sales and Marketing
Sales and marketing expenses consist primarily of personnel and related costs, stock-based compensation, sales commissions, including those to the channel, trade shows, advertising and other marketing, demand generation, and promotional expenses, as well as allocated information technology and facilities costs.
General and Administrative
General and administrative expenses consist primarily of personnel and related costs, professional services fees, corporate administrative costs, tax and regulatory fees, stock-based compensation and allocated information technology and facilities costs.
Interest Expense
Interest expense consists primarily of interest expense related to our term loan and convertible notes, and amortization of debt discount and issuance costs.
Other Income (Expense), Net
Other income (expense), net, consists primarily of losses on debt extinguishment, gain or loss on warrant remeasurement, interest income, gains or losses on foreign exchange transactions, as well as other income.
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

Results of Operations
Revenue
Service revenue

	Year Ended March 31,
(in thousands, except percentages)	2026	2025	Change
Service revenue	$715,259	$692,923	$22,336	3.2%
Percentage of total revenue	97.2%	96.9%
Service revenue increased by $22.3 million, or 3.2%, for fiscal 2026 compared to fiscal 2025. This change was driven by an increase of $51.4 million in platform usage revenue due to higher customer consumption volumes of our usage-based offerings, reflecting expanded customer adoption and usage of messaging, minutes and AI-based solutions during the period. This increase was partially offset by a decrease in subscription revenue of $29.1 million related to customer churn and down-sell.
Our business is diversified by vertical market and geography, and no single customer represented more than 10% of our total revenue during fiscal 2026 and 2025. We continue to monitor factors that could have an impact on customer buying behavior and demand, including macroeconomic conditions, contract duration, churn, upsell and down-sell, renewals, and payment terms, all of which could cause variability in our revenue.
Other revenue

	Year Ended March 31,
(in thousands, except percentages)	2026	2025	Change
Other revenue	$20,493	$22,147	$(1,654)	(7.5)%
Percentage of total revenue	2.8%	3.1%
Other revenue decreased by $1.7 million, or 7.5%, in fiscal 2026 compared to fiscal 2025, due to lower product revenue and professional service revenue of $1.0 million and $0.7 million, respectively.
Cost of Revenue
Cost of service revenue

	Year Ended March 31,
(in thousands, except percentages)	2026	2025	Change
Cost of service revenue	$232,602	$200,094	$32,508	16.2%
Percentage of service revenue	32.5%	28.9%
Cost of service revenue increased by $32.5 million, or 16.2%, in fiscal 2026 compared to fiscal 2025, primarily due to increases of $39.8 million in network and carrier service provider costs to deliver our subscription and platform usage services to support our capacity needs and $3.2 million in salaries, benefits, and consulting costs. These increases were partially offset by decreases of $5.2 million in amortization of intangible assets, $3.1 million in stock-based compensation and $2.2 million in amortization of capitalized software.
Cost of other revenue

	Year Ended March 31,
(in thousands, except percentages)	2026	2025	Change
Cost of other revenue	$28,101	$29,704	$(1,603)	(5.4)%
Percentage of other revenue	137.1%	134.1%
Cost of other revenue decreased by $1.6 million, or 5.4%, in fiscal 2026 compared to fiscal 2025, primarily due to decreases of $1.0 million in lower product costs associated with IP telephone hardware and $0.8 million of stock-based compensation. These decreases were offset by an increase of $0.2 million in salaries, benefits, and consulting costs to deliver our professional services.

Gross Profit

	Year Ended March 31,
(in thousands, except percentages)	2026	2025	Change
Gross profit	$475,049	$485,272	$(10,223)	(2.1)%
Percentage of total revenue	64.6%	67.9%
Gross profit decreased by $10.2 million, or 2.1%, in fiscal 2026 compared to fiscal 2025, driven by the shift in revenue mix toward usage-based offerings as growth in cost of service revenue outpaced service revenue growth. Generally, usage-based offerings generate higher network and carrier service provider costs per dollar of revenue relative to our subscription-based offerings, resulting in lower gross margin.
Operating Expenses
Research and development

	Year Ended March 31,
(in thousands, except percentages)	2026	2025	Change
Research and development	$112,983	$123,211	$(10,228)	(8.3)%
Percentage of total revenue	15.4%	17.2%
Research and development expenses decreased by $10.2 million, or 8.3%, in fiscal 2026 compared to fiscal 2025, primarily due to decreases of $8.9 million in stock-based compensation driven by a reduction in amortization of unvested equity awards, reflecting lower grant volumes in recent periods, $2.0 million in costs to operate data centers and facilities, $1.1 million in combined salaries, benefits, and consulting costs necessary for us to conduct our product, platform development and engineering efforts, and $1.0 million in internally-developed software and other costs. These decreases were partially offset by increases of $1.8 million in software licenses and $1.0 million in amortization of capitalized software.
Sales and marketing

	Year Ended March 31,
(in thousands, except percentages)	2026	2025	Change
Sales and marketing	$252,404	$264,461	$(12,057)	(4.6)%
Percentage of total revenue	34.3%	37.0%
Sales and marketing expenses decreased by $12.1 million, or 4.6%, in fiscal 2026 compared to fiscal 2025 primarily due to decreases of $12.0 million in channel commissions and amortization of deferred contract acquisition costs, $3.8 million in stock-based compensation expense driven by a reduction in amortization of unvested equity awards, reflecting lower grant volumes in recent periods, and $0.3 million in paid media and other marketing services costs. These decreases were partially offset by increases of $4.0 million in salaries, benefits, and consulting costs.
General and administrative

	Year Ended March 31,
(in thousands, except percentages)	2026	2025	Change
General and administrative	$90,724	$82,407	$8,317	10.1%
Percentage of total revenue	12.3%	11.5%
General and administrative expenses increased by $8.3 million, or 10.1%, in fiscal 2026 compared to fiscal 2025 primarily due to an increase of $10.9 million related to regulatory and state and local tax matters. During fiscal 2025, we recognized a $9.9 million benefit due to adjusted accruals related to USF and other legal, regulatory and state and local tax matters. We also recognized an increase in transaction-related expenses of $2.4 million, offset by a decrease in audit fees of $1.4 million. The increase was also due to increases of $1.4 million in salaries, benefits, and consulting costs and $0.4 million in facilities costs. These increases were partially offset by decreases of $3.6 million in stock-based compensation driven by a reduction in amortization of unvested equity awards, reflecting lower grant volumes in recent periods, and $0.8 million in other general corporate costs.

Other expense, net
Interest expense

	Year Ended March 31,
(in thousands, except percentages)	2026	2025	Change
Interest expense	$(17,765)	$(28,856)	$11,091	(38.4)%
Percentage of total revenue	(2.4)%	(4.0)%
Interest expense decreased by $11.1 million, or 38.4%, in fiscal 2026 compared to fiscal 2025, primarily due to a lower interest rate and principal balance on the 2024 Term Loan compared to the 2022 Term Loan and capitalized interest related to property, plant and equipment from general borrowing costs. See Note 8, Convertible Senior Notes and Term Loan, for further details.
Other income (expense), net

	Year Ended March 31,
(in thousands, except percentages)	2026	2025	Change
Other income (expense), net	$2,353	$(10,400)	$12,753	NM
Percentage of total revenue	0.3%	(1.5)%
We recognized $2.4 million of other income, net during fiscal 2026 compared to $10.4 million of other expense, net during fiscal 2025, primarily due to a decrease in the loss on debt extinguishment of $12.2 million due to the payoff of the 2022 Term Loan, a $2.7 million decrease due to reduced foreign exchange losses, and an increase of $0.7 million in other income. These decreases were offset by a $1.4 million decrease in interest income earned on cash and cash equivalents and a reduced gain of $1.4 million on the remeasurement of Warrants issued in connection with the 2022 Term Loan.
Provision for income taxes

	Year Ended March 31,
(in thousands, except percentages)	2026	2025	Change
Provision for income taxes	$1,878	$3,149	$(1,271)	(40.4)%
Percentage of total revenue	0.3%	0.4%
For the year ended March 31, 2026, we recorded an income tax provision of $1.9 million compared to $3.1 million in fiscal 2025, primarily driven by the effect of the OBBBA's federal and state tax provisions.
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
Cash and Cash Equivalents
The following is a summary of our cash and cash equivalents (in thousands):

	March 31, 2026	March 31, 2025
Cash and cash equivalents	$93,260	$88,050
Restricted cash, current[1,2]	1,702	462
Restricted cash, non-current[1]	—	812
Total	$94,962	$89,324
1 Restricted cash is related to accrued holdbacks for business combinations (see Note 1, The Company and Significant Accounting Policies).
2 For the year ended March 31, 2025, restricted cash supports letters of credit securing leases for office facilities.

Our primary requirements for liquidity and working capital include delivery of our various products to customers, research and development, sales and marketing activities, principal and interest payments on our outstanding debt and other general corporate needs. Historically, these cash requirements have been met from cash provided by operating activities and our cash and cash equivalents balances. Our current capital deployment strategy for fiscal 2026 is to maintain sufficient liquidity to fund our operations and growth initiatives, including planned software development activities, and to pay down our debt. As of March 31, 2026, we are not party to any off-balance sheet arrangements that have had or are reasonably likely to have a current or future material effect on our financial condition, results of operations, liquidity, capital expenditures, or capital resources. Significant cash requirements for the fiscal year include our operating lease obligations, principal and interest payments related to our debt obligations, and operating and capital purchase commitments. For information regarding our expected cash requirements and timing of payments related to leases and noncancellable purchase commitments, see Note 6, Leases, and Note 7, Commitments and Contingencies, respectively, to the consolidated financial statements. Additionally, refer to Note 8, Convertible Senior Notes and Term Loan, to the consolidated financial statements for more information related to our debt obligations.
Our outstanding 2024 Term Loan allows for voluntary prepayments. In order to reduce future cash interest payments, as well as future amounts due at maturity or upon redemption, we may, from time to time, make prepayments. The Company evaluates opportunities for stock repurchases, and may utilize cash and cash equivalents to repurchase shares under the 2017 Plan. During the year ended March 31, 2026, the Company repurchased 1.0 million shares of common stock in the open market for approximately $1.8 million at an average price of $1.83 per share. The remaining amount of shares of common stock available for repurchase under the 2017 Plan as of March 31, 2026 was approximately $5.2 million. For more information, see Note 9, Stock-Based Compensation and Stockholders' Equity.
As of March 31, 2026, our 2028 Notes were trading at a discount to their respective principal amount. We may seek to retire or purchase our outstanding debt through open-market purchases, privately negotiated transactions or otherwise which may have an impact on our liquidity requirements. Any such transactions will be dependent upon several factors, including our liquidity requirements, contractual restrictions, prevailing market conditions, and other factors. Whether or not we engage in any such transactions will be determined at our discretion. For historical debt payments, see Note 8, Convertible Senior Notes and Term Loan.
Cash Flows
The following is a summary of our cash flows provided by (used in) operating, investing and financing activities (in thousands):

	Year Ended March 31,
	2026	2025	2024
Net cash provided by operating activities	$55,786	$63,554	$78,985
Net cash provided by (used in) investing activities	(20,734)	(16,424)	8,546
Net cash used in financing activities	(30,440)	(75,106)	(83,411)
Effect of exchange rate changes on cash	1,026	577	(126)
Net increase (decrease) in cash and cash equivalents	$5,638	$(27,399)	$3,994
Cash provided by operating activities decreased by $7.8 million to $55.8 million for fiscal 2026, primarily due to a decrease in cash collected from customers and an increase in cash paid to vendors, partially offset by a decrease in cash paid to employees and interest on outstanding debt. Cash used in investing activities increased by $4.3 million to $20.7 million for fiscal 2026, mainly due to increases in the purchases of property, plant and equipment, capitalized internal-use software costs and cash paid for business combinations. Cash used in financing activities decreased by $44.7 million to $30.4 million for fiscal 2026, mainly due to lower principal repayments for the 2024 Term Loan (as described below), partially offset by the repurchase of common stock.
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

The 2024 Term Loan bears interest at an annual rate equal to the Term SOFR, plus a margin of either 2.50%, 2.75% or 3.00% based on the consolidated total net leverage ratio of the Company and its subsidiaries. The initial margin was 3.00% for the fiscal quarter ending September 30, 2024 and remained 3.00% as of March 31, 2026. We have the option to pay interest monthly, quarterly, or semi-annually. During the three months ended March 31, 2026, we elected monthly interest payment terms which resulted in cash payments of $2.0 million. For the three months ending June 30, 2026, we have elected monthly interest payment terms, which will result in cash payments of approximately $1.8 million. As of March 31, 2026, the debt issuance costs were amortized to interest expense over the term of the 2024 Term Loan at an effective interest rate of 8.64%.
The 2024 Credit Agreement contains a consolidated interest coverage ratio financial covenant, a maximum consolidated total net leverage ratio financial covenant and a maximum consolidated secured leverage ratio financial covenant. It contains affirmative and negative covenants customary for transactions of this type, including limitations with respect to share repurchases, indebtedness, liens, investments, dividends, disposition of assets, change in business, and transactions with affiliates. As of March 31, 2026, the Company was in compliance with all covenants set forth in the 2024 Credit Agreement.
Under the terms of the 2024 Credit Agreement, we have the right to prepay the 2024 Term Loan at any time without any premium or penalty. We completed the following principal payments during the years ended March 31, 2026 and 2025, respectively (in thousands):

Year Ended March 31, 2026			Year Ended March 31, 2025
Payment Date	Amount	Quarterly Payment Due Date(s)	Payment Date	Amount	Quarterly Payment Due Date(s)
4/11/2025	$15,000	12/31/25, 3/31/26, 6/30/26	10/7/2024	$15,000	10/31/24, 12/31/24
7/29/2025	10,000	7/31/2027	11/1/2024	18,000	3/31/25, 6/30/25, 9/30/25
10/31/2025	5,000	6/30/2026	1/10/2025	15,000	9/30/25, 12/31/25
Total	$30,000		Total	$48,000
As of March 31, 2026, the scheduled remaining principal repayments are $39.5 million in fiscal 2027 (comprised of $2.0 million on June 30, 2026 and $12.5 million on September 30, 2026 and each quarter thereafter through maturity) and $82.5 million principal is due before or upon maturity in fiscal 2028. These annualized repayments will be made in quarterly installments. As of March 31, 2026, the Company has paid $37.5 million, $8.0 million, and $10.0 million of the originally scheduled principal repayments due fiscal 2026, 2027, and 2028 respectively, and the remaining principal amount of the 2024 Term Loan after the payments is $122.0 million.
On April 10, 2026, we paid $14.5 million of short-term principal payment due in June 2026 and September 2026 under the 2024 Term Loan, reducing the remaining principal balance to $107.5 million. The Company has $25.0 million of mandatory principal payments remaining due for fiscal 2027, and the next quarterly payment is due on December 31, 2026. See Note 13, Subsequent Events, for more information regarding this payment.
These short-term principal debt repayments are accounted for as partial debt extinguishment transactions. The carrying value of the 2024 Term Loan, including the unamortized debt discount and issuance costs, was derecognized. The difference of $0.5 million between the cash consideration paid to partially extinguish the 2024 Term Loan and the carrying value of the 2024 Term Loan was recognized as a loss on debt extinguishment included in the loss on debt extinguishment line item recorded in other expense in the consolidated statement of operations and comprehensive income (loss).
2022 Term Loan Extinguishment
On August 5, 2024, we repaid in full the outstanding principal amount and accrued interest of the 2022 Term Loan using the proceeds of the 2024 Term Loan and cash on hand. The Repayment was accounted for as a debt extinguishment. The carrying value of the 2022 Term Loan, including the unamortized debt discount and issuance costs, was derecognized. The difference of $12.0 million between the cash consideration paid to extinguish the 2022 Term Loan and the carrying value of the 2022 Term Loan was recognized as a loss on debt extinguishment included in the loss on debt extinguishment line item recorded in other income (expense) in the consolidated statement of operations and comprehensive income (loss). The Warrants continue to be outstanding with no change in terms in connection with the Repayment or issuance of the 2024 Term Loan.
Loans made under the 2022 Credit Agreement bore interest at an annual rate equal to the Term SOFR, subject to a floor of 1.00% and a credit spread adjustment of 0.10%, plus a margin of 6.50%. During the year ended March 31, 2025, we paid $9.4 million of interest under the 2022 Term Loan. See Note 8, Convertible Senior Notes and Term Loan, to our consolidated financial statements for details.

Material Cash Requirements and Other Obligations
The following table summarizes the payments due for our outstanding contractual obligations as of March 31, 2026 (in thousands):

	Total	Less than 1 year	1-3 years	3-5 years
2028 Notes
Principal payments	$201,914	$—	$201,914	$—
Interest payments	16,154	8,077	8,077	—
Term Loan[1]
Principal payments	122,000	39,500	82,500	—
Interest payments[2]	8,850	7,086	1,764	—
Operating lease obligations[3]	54,507	12,253	34,314	7,940
Purchase obligations	69,608	61,299	7,168	1,141
Total	$473,033	$128,215	$335,737	$9,081
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
Revenue Recognition
Significant management judgments and estimates must be made and used in connection with the revenue recognized in any accounting period. The Company monitors actual results against estimates on an ongoing basis and updates assumptions as necessary. Material differences may result in the amount and timing of our revenue for any period if management made different judgments or utilized different estimates.
Revenue is recognized on a gross basis when the Company determines it is the principal in the transaction with discretion on pricing and control, as performance obligations are satisfied, based on the transaction price. The Company recognizes revenue on a net basis when the Company is considered the agent in third party license sales, if material.
The Company makes estimates related to variable consideration, including service-level credits, refunds, and minimum revenue commitments. Such estimates require judgment in assessing the likelihood of service disruptions, the probability that minimum revenue commitments will be achieved, and the collectability of such amounts. Sales returns and customer credits are estimated based on historical experience, current trends, and our expectations regarding future service delivery and platform performance. If actual future returns and credits differ from past experience, additional reserves may be required.
1 See Note 8, Convertible Senior Notes and Term Loan, in the Notes to Consolidated Financial Statements included in this Annual Report for further information.
2 Total interest payments of $8.9 million were determined using the year-end rate of 6.67% (Term SOFR plus 3.00%) as of March 31, 2026. See Note 8, Convertible Senior Notes and Term Loan, in the Notes to Consolidated Financial Statements included in this Annual Report regarding the interest rate terms.
3 See Note 6, Leases, in the Notes to Consolidated Financial Statements included in this Annual Report for further information.

Allowance for Credit Losses
We account for allowances for credit losses under the current expected credit loss, or CECL, impairment model for our financial assets, including accounts receivable, and present the net amount of the financial instrument expected to be collected. Using this model, we estimate the adequacy of the allowance for credit losses at the end of each reporting period based on the aging of the receivable balance, current and historical customer trends, communications with customers, and macro-economic conditions. This process requires significant judgment as we estimate expected credit losses, measured over the contractual life of the receivables, considering forecasts of future economic conditions in addition to customer-specific information about past events and current conditions. Amounts are written off after considerable collection efforts have been made and the amounts are determined to be uncollectible.
Acquisitions
We account for business combinations using the acquisition method of accounting, which requires the allocation of the fair value of purchase consideration to the tangible and intangible assets acquired and liabilities assumed at their estimated fair values as of the acquisition date. The excess of the purchase consideration over the fair value of identifiable net assets acquired is recorded as goodwill.
The determination of the fair value of assets acquired and liabilities assumed requires significant judgment, particularly with respect to identifiable intangible assets such as developed technology and customer relationships, as well as contingent consideration and holdbacks. These estimates are based on assumptions regarding forecasted revenue growth, customer attrition, discount rates, and other market participant assumptions. The Company also estimates the useful lives of acquired intangible assets, which affects the amount and timing of future amortization expense. In addition, uncertain tax positions and tax-related valuation allowances are initially established in connection with a business combination as of the acquisition date.
These assumptions are inherently uncertain and may be affected by changes in market conditions, integration outcomes, and the Company’s strategic execution. During the measurement period, which may extend up to one year from the acquisition date, the Company may record adjustments to the fair values of assets acquired and liabilities assumed, with a corresponding offset to goodwill, as new information becomes available regarding facts and circumstances that existed as of the acquisition date. After the measurement period, any subsequent adjustments are recorded in the consolidated statements of operations.
Changes in the underlying assumptions used to determine fair value could materially affect the amount of goodwill recognized, future amortization expense, and the timing or magnitude of potential impairment charges.
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
Accounting for Long-Lived Assets
We evaluate long-lived assets for impairment when events or changes in circumstances indicate that their carrying values may not be recoverable. This assessment requires significant judgment, including the identification of triggering events, the determination of appropriate asset groupings, and the estimation of undiscounted future cash flows expected to result from the use and eventual disposition of the assets. These estimates are inherently uncertain and are sensitive to changes in business strategy, market conditions, forecasted revenue and cost structures, and technological developments that may impact asset utilization. If estimated future cash flows decline, we may be required to recognize impairment charges that could materially affect operating results.

Goodwill and Other Intangible Assets
Goodwill represents the excess of the fair value of consideration transferred over the fair value of net assets acquired in business combinations and is not amortized, but is tested for impairment at least annually in the fourth quarter of each fiscal year, or more frequently if events or changes in circumstances indicate that the carrying value of the Company’s single reporting unit may exceed its fair value.
The Company evaluates goodwill for impairment at the reporting unit level and has determined that it operates as a single reporting unit. The Company may first perform a qualitative assessment to determine whether it is more likely than not that the fair value of the reporting unit is less than its carrying value. In performing this assessment, the Company considers various factors, including macroeconomic conditions, industry and market conditions, overall financial performance, changes in business strategy, and market-based indicators such as the Company’s stock price.

If the qualitative assessment indicates that it is more likely than not that impairment exists, or if the Company elects to bypass the qualitative assessment, a quantitative impairment test is performed. The determination of fair value requires significant judgment and is estimated using a combination of valuation approaches, including consideration of the Company’s market capitalization and, when appropriate, an income approach based on discounted cash flows. Market capitalization is a key input given the Company’s publicly traded equity and is evaluated relative to the carrying value of the reporting unit, including consideration of an appropriate control premium. Key assumptions used in estimating fair value include projected revenue growth, customer demand, cost structure, profitability, long-term growth rates, and discount rates that reflect the risk profile of the reporting unit. These assumptions are based on internal forecasts and external market data and are inherently uncertain.

As of the Company’s most recent annual impairment test, the estimated fair value of the reporting unit exceeded its carrying value, and the Company concluded that its reporting unit was not at risk of failing the goodwill impairment test. However, changes in key assumptions or underlying business conditions could materially affect the estimated fair value of the reporting unit.

Potential events or changes in circumstances that could negatively impact these assumptions include sustained declines in the Company’s stock price, lower than expected revenue growth, increased competition within the SaaS and communications markets (including from emerging technologies), adverse changes in profitability, or unfavorable changes in macroeconomic conditions. If such events occur, the Company may be required to perform an interim impairment test, which could result in the recognition of a goodwill impairment charge.

ITEM 7A. Quantitative and Qualitative Disclosures about Market Risk
Interest Rate Fluctuation Risk
Cash and Cash Equivalents
We had cash and cash equivalents totaling $93.3 million as of March 31, 2026. Cash equivalents were invested primarily in money market funds. Our investment policy is focused on the preservation of capital and supporting our liquidity needs. Under the policy, we invest in highly rated securities, while limiting the amount of credit exposure to any one issuer other than the United States government. We do not invest in financial instruments for trading or speculative purposes, nor do we use leveraged financial instruments. A hypothetical 10% change in interest rates would not have a material impact on the value of our cash and cash equivalents.
2024 Term Loan
The Company is subject to interest rate risk with the 2024 Term Loan as we pay interest on the principal balance at a variable rate. As of March 31, 2026, the aggregate principal of the 2024 Term Loan was $122.0 million. A hypothetical variable interest rate increase of 10% would increase our annual interest expense by approximately $0.9 million on our consolidated results of operations.
2028 Notes
As of March 31, 2026, we have $201.9 million aggregate principal amount of the 2028 Notes. Our 2028 Notes bear a fixed interest rate, and therefore, are not subject to interest rate risk as the 2028 Notes are recorded at face value, less unamortized discount, on our consolidated balance sheets, and we present the fair value for required disclosure purposes only.
Foreign Currency Exchange Risk
We have foreign currency risks related to our revenue and operating expenses denominated in currencies other than the United States dollar, primarily the British Pound and Singapore Dollar, causing both our revenue and our operating results to be impacted by fluctuations in the exchange rates. Gains or losses from the revaluation of certain cash balances, accounts receivable balances and intercompany balances that are denominated in these currencies impact our net income (loss). A hypothetical decrease in all foreign currencies against the United States dollar of 10% would not result in a material foreign currency loss on foreign-denominated balances as of March 31, 2026.
In addition, we are exposed to translation risk in connection with our foreign operations in Europe and Asia because our subsidiaries in these countries utilize the local currency as their functional currency and those financial results must be translated into U.S. dollars. Accordingly, the effects of exchange rate fluctuations on the net assets of these foreign subsidiaries’ operations are accounted for as translation gains or losses in accumulated other comprehensive loss within stockholders’ equity. During the year ended March 31, 2026, a hypothetical change of 10% in such foreign currency exchange rates would have resulted in additional foreign currency translation adjustment of approximately $14.6 million within accumulated other comprehensive loss.
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

ITEM 8. Consolidated Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm
Board of Directors and Stockholders
8x8, Inc.
Opinion on the financial statements
We have audited the accompanying consolidated balance sheet of 8x8, Inc. (a Delaware corporation) and subsidiaries (the “Company”) as of March 31, 2026, the related consolidated statements of operations and comprehensive income (loss), stockholders’ equity, and cash flows for the year ended March 31, 2026, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of March 31, 2026 and the results of its operations and its cash flows for the year ended March 31, 2026, in conformity with accounting principles generally accepted in the United States of America.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the Company’s internal control over financial reporting as of March 31, 2026, based on criteria established in the 2013 Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”), and our report dated May 22, 2026 expressed an unqualified opinion.
Basis for opinion
These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s consolidated financial statements based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. Our audit included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audit provides a reasonable basis for our opinion.
Critical audit matters
The critical audit matters are matters arising from the current period audit of the financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. We determined that there are no critical audit matters.
/s/ GRANT THORNTON LLP
We have served as the Company’s auditor since 2025.
Bellevue, Washington
May 22, 2026

Report of Independent Registered Public Accounting Firm
To the Shareholders and the Board of Directors of
8x8, Inc.
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheet of 8x8, Inc. (the “Company”) as of March 31, 2025, the related consolidated statements of operations and comprehensive income (loss), stockholders’ equity and cash flows for the years ended March 31, 2025 and 2024, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the consolidated financial position of the Company as of March 31, 2025, and the consolidated results of its operations and its cash flows for the years ended March 31, 2025 and 2024, in conformity with accounting principles generally accepted in the United States of America.
Basis for Opinion
These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s consolidated financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. Our audits included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures to respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ Baker Tilly US, LLP
San Jose, California
May 22, 2025
We served as the Company's auditor from 2008 to 2025.

8X8, INC.
CONSOLIDATED BALANCE SHEETS
(In thousands, except per share amounts)

	March 31, 2026	March 31, 2025
ASSETS
Current assets:
Cash and cash equivalents	$93,260	$88,050
Restricted cash	1,702	462
Accounts receivable, net	57,004	49,680
Deferred contract acquisition costs	25,193	30,935
Other current assets	32,650	34,739
Total current assets	209,809	203,866
Property and equipment, net	45,821	47,919
Operating lease, right-of-use assets	26,672	33,508
Intangible assets, net	57,589	67,949
Goodwill	276,372	271,530
Restricted cash, non-current	—	812
Deferred contract acquisition costs, non-current	34,562	44,239
Other assets, non-current	11,996	13,354
Total assets	$662,821	$683,177

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$36,714	$45,773
Accrued and other liabilities	69,867	63,025
Operating lease liabilities	10,357	11,102
Deferred revenue	36,699	37,751
Term loan, current	39,218	11,593
Total current liabilities	192,855	169,244
Operating lease liabilities, non-current	39,100	49,196
Deferred revenue, non-current	181	706
Convertible senior notes, non-current	199,830	198,790
Term loan	82,431	139,581
Other liabilities, non-current	1,815	3,456
Total liabilities	516,212	560,973
Commitments and contingencies (Note 7)
Stockholders' equity:
Preferred stock: $0.001 par value, 5,000 shares authorized, none issued and outstanding as of March 31, 2026 and 2025	—	—
Common stock: $0.001 par value, 300,000 shares authorized, 141,164 shares and 134,355 shares issued and outstanding at March 31, 2026 and 2025, respectively	141	134
Additional paid-in capital	1,038,745	1,018,902
Accumulated other comprehensive loss	(6,204)	(9,111)
Accumulated deficit	(886,073)	(887,721)
Total stockholders' equity	146,609	122,204
Total liabilities and stockholders' equity	$662,821	$683,177

8X8, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
(In thousands, except per share amounts)

	Year Ended March 31,
	2026	2025	2024
Service revenue	$715,259	$692,923	$700,579
Other revenue	20,493	22,147	28,126
Total revenue	735,752	715,070	728,705
Cost of service revenue	232,602	200,094	192,960
Cost of other revenue	28,101	29,704	31,945
Total cost of revenue	260,703	229,798	224,905
Gross profit	475,049	485,272	503,800
Operating expenses:
Research and development	112,983	123,211	136,216
Sales and marketing	252,404	264,461	271,944
General and administrative	90,724	82,407	112,209
Impairment of long-lived assets	—	—	11,034
Total operating expenses	456,111	470,079	531,403
Income (loss) from operations	18,938	15,193	(27,603)
Interest expense	(17,765)	(28,856)	(39,824)
Other income (expense), net	2,353	(10,400)	3,477
Income (loss) before provision for income taxes	3,526	(24,063)	(63,950)
Provision for income taxes	1,878	3,149	3,642
Net income (loss)	$1,648	$(27,212)	$(67,592)
Net income (loss) per share:
Basic	$0.01	$(0.21)	$(0.56)
Diluted	$0.01	$(0.21)	$(0.56)
Weighted average number of shares:
Basic	137,669	129,767	121,106
Diluted	142,629	129,767	121,106
Comprehensive income (loss)
Net income (loss)	$1,648	$(27,212)	$(67,592)
Unrealized gain (loss) on investments in securities	—	(5)	280
Foreign currency translation adjustment	2,907	2,447	1,094
Comprehensive income (loss)	$4,555	$(24,770)	$(66,218)

8X8, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(In thousands)

	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total
	Shares	Amount
Balance at March 31, 2023	114,659	$115	$905,635	$(12,927)	$(792,917)	$99,906
Issuance of common stock under stock plans	7,613	7	(7)	—	—	—
ESPP share issuance	1,884	2	4,882	—	—	4,884
Stock-based compensation expense	—	—	63,386	—	—	63,386
Issuance of common stock under stock plans related to Fuze acquisition	1,038	1	(1)	—	—	—
Unrealized investment gain	—	—	—	280	—	280
Foreign currency translation adjustment	—	—	—	1,094	—	1,094
Net loss	—	—	—	—	(67,592)	(67,592)
Balance at March 31, 2024	125,194	125	973,895	(11,553)	(860,509)	101,958
Issuance of common stock under stock plans	6,445	7	(7)	—	—	—
ESPP share issuance	2,387	2	3,690	—	—	3,692
Common shares withheld for settlement of taxes in connection with equity-based compensation	(175)	—	(420)	—	—	(420)
Stock-based compensation expense	—	—	41,200	—	—	41,200
Issuance of common stock related to acquisitions	504	—	544	—	—	544
Unrealized investment loss	—	—	—	(5)	—	(5)
Foreign currency translation adjustment	—	—	—	2,447	—	2,447
Net loss	—	—	—	—	(27,212)	(27,212)
Balance at March 31, 2025	134,355	134	1,018,902	(9,111)	(887,721)	122,204
Issuance of common stock under stock plans	6,668	6	(6)	—	—	—
Common shares withheld for settlement of taxes in connection with equity-based compensation	(710)	—	(1,351)	—	—	(1,351)
ESPP share issuance	1,851	2	2,827	—	—	2,829
Repurchase of common stock	(1,000)	(1)	(1,847)	—	—	(1,848)
Stock-based compensation expense	—	—	20,220	—	—	20,220
Foreign currency translation adjustment	—	—	—	2,907	—	2,907
Net income	—	—	—	—	1,648	1,648
Balance at March 31, 2026	141,164	$141	$1,038,745	$(6,204)	$(886,073)	$146,609

8X8, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Year Ended March 31,
	2026	2025	2024
Cash flows from operating activities:
Net income (loss)	$1,648	$(27,212)	$(67,592)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation	6,609	7,387	8,301
Amortization of intangible assets	14,203	19,104	20,395
Amortization of capitalized internal-use software costs	11,456	12,729	18,486
Amortization of debt discount and issuance costs	1,369	2,466	4,472
Amortization of deferred contract acquisition costs	33,082	37,977	40,181
Allowance for credit losses	(438)	1,843	2,236
Operating lease expense, net of accretion	10,868	11,631	10,934
Impairment of right-of-use assets	—	—	11,034
Stock-based compensation expense	20,370	39,940	61,910
Loss on debt extinguishment	147	12,325	1,766
Gain on remeasurement of warrants	(864)	(2,225)	(2,176)
Loss on disposal of assets	—	—	179
Other	(185)	(346)	680
Changes in assets and liabilities:
Accounts receivable, net	(5,771)	7,845	753
Deferred contract acquisition costs	(17,108)	(23,988)	(22,879)
Other current and non-current assets	(450)	(7,617)	(2,348)
Accounts payable and accrued liabilities	(17,357)	(24,810)	(4,182)
Deferred revenue	(1,793)	(3,495)	(3,165)
Net cash provided by operating activities	55,786	63,554	78,985
Cash flows from investing activities:
Purchases of property and equipment	(3,675)	(2,401)	(2,650)
Capitalized internal-use software costs	(12,302)	(11,066)	(14,289)
Purchases of investments	—	—	(6,174)
Purchase of cost investment	—	(771)	—
Maturities of investments	—	1,048	31,659
Business combination, net of cash acquired	(4,757)	(3,234)	—
Net cash provided by (used in) investing activities	(20,734)	(16,424)	8,546
Cash flows from financing activities:
Proceeds from issuance of common stock under employee stock plans	2,829	3,692	4,884
Repurchase of common stock	(1,848)	—	—
Payments for debt issuance and amendment costs	(70)	(1,517)	—
Repayment of principal on term loan	(30,000)	(273,000)	(25,000)
Gross proceeds from term loan	—	200,000	—
Repayment and exchange of convertible notes	—	—	(63,295)
Other financing activities	(1,351)	(4,281)	—
Net cash used in financing activities	(30,440)	(75,106)	(83,411)
Effect of exchange rate changes on cash	1,026	577	(126)
Net increase (decrease) in cash and cash equivalents	5,638	(27,399)	3,994
Cash, cash equivalents and restricted cash, beginning of year	89,324	116,723	112,729
Cash, cash equivalents and restricted cash, end of year	$94,962	$89,324	$116,723

Supplemental disclosures of cash flow information:
Interest paid	$17,322	$26,297	$35,574
Income taxes paid	$2,400	$3,767	$5,974
Payables and accruals for property and equipment	$16	$132	$3,868
Issuance of common stock for business combinations	$—	$544	$—

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
Basis of Presentation and Consolidation
The Company's fiscal year ends on March 31 of each calendar year. Each reference to a fiscal year in these Notes to Consolidated Financial Statements refers to the fiscal year ended March 31 of the calendar year indicated (for example, fiscal 2026 refers to the fiscal year ended March 31, 2026).
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

When significant agreements involve multiple distinct performance obligations, the Company allocates arrangement consideration to all performance obligations at the inception of an arrangement based on the relative standalone selling prices ("SSP") of each performance obligation. Where the Company has standalone sales data for its performance obligations which are indicative of the price at which the Company sells a promised good or service separately to a customer, such data is used to establish SSP. In instances where standalone sales data is not available for a particular performance obligation, the Company estimates SSP by the use of market conditions and other observable inputs. The Company continues to review the factors used to establish list price and will adjust standalone selling price methodologies as necessary on a prospective basis.
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
Cash and Cash Equivalents
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
Concentrations
Financial instruments that potentially subject the Company to significant concentrations of credit risk consist principally of cash and cash equivalents and trade accounts receivable. The Company has policies to limit the amount of credit exposure to any one financial institution and restrict placement of these funds to financial institutions evaluated as highly credit-worthy. Although the Company deposits its cash with multiple financial institutions, its deposits may exceed federally insured limits.
The Company sells its products to customers and distributors. The Company performs credit evaluations of its customers' financial condition and generally does not require collateral from its customers. Accounts receivable, net, was $57.0 million, $49.7 million and $59.0 million as of March 31, 2026, 2025 and 2024, respectively, and no customer accounted for more than 10% of accounts receivable. For the years ended March 31, 2026, 2025, and 2024, no customer accounted for more than 10% of revenue.
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
The Company’s leases have remaining terms of 3 months to five years. Some of the leases include a Company option to extend the lease term between three and five years, which if reasonably certain to be exercised, the Company includes in the determination of lease payments. The lease agreements do not contain any material residual value guarantees or material restrictive covenants.

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
Property and Equipment
Property and equipment are stated at cost, less accumulated depreciation and amortization. Depreciation and amortization are computed using the straight-line method. Depreciation is computed using the straight-line method over the service period of the related fixed asset as follows:

Property and equipment	Useful Lives
Computer equipment	3	-	5 years
Furniture and fixtures			5 years
Capitalized internal-use software	3	-	7 years
Leasehold improvements	Lesser of estimated useful life or remaining lease term
Expenditures for improvements that extend the physical or economic life of the property are capitalized. Construction in progress primarily related to costs to acquire or develop internal-use software not fully completed as of March 31, 2025.
Maintenance, repairs, and ordinary replacements are charged to expense. Gains or losses on the disposition of property and equipment are recorded in other income (expense), net within the consolidated statements of operations and comprehensive income (loss).
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
Business Combinations
The Company uses its best estimates and assumptions to assign fair value to the tangible and intangible assets acquired and liabilities assumed as of the acquisition date. The Company’s estimates are inherently uncertain and subject to change. During the measurement period, which may be up to one year from the acquisition date, the Company may record adjustments to the fair value of these tangible and intangible assets and liabilities assumed, with the corresponding offset to goodwill. In addition, uncertain tax positions and tax-related valuation allowances are initially established in connection with a business combination as of the acquisition date. Upon the conclusion of the measurement period or final determination of the fair value of assets acquired or liabilities assumed, whichever comes first, any subsequent adjustments are recorded to the consolidated statements of operations and comprehensive income (loss).

Fiscal 2026 Acquisitions
During the fourth quarter of fiscal 2026, we completed two individually immaterial acquisitions for total consideration of $6.4 million, comprised of $5.3 million in cash and $1.1 million in cash that represents an accrued holdback and other contingent consideration. The Company acquired $0.5 million in cash, resulting in net consideration of $5.9 million and net cash outflow of $4.8 million. These acquisitions support business connectivity services. The major class of assets and liabilities to which we preliminarily allocated the purchase prices were $3.9 million to identifiable intangible assets and $3.1 million to goodwill. The goodwill recognized in connection with these acquisitions is primarily attributable to the synergies related to our existing products expected to be realized from the acquisitions and the assembled workforce. Results of operations and transaction costs are immaterial and have been included in our consolidated financial statements from the date of each acquisition. Pro forma and historical results of operations of the Company have not been presented, as the results do not have a material effect on any of the periods presented in our consolidated statements of operations and comprehensive income (loss).
Fiscal 2025 Acquisitions
On February 24, 2025, we acquired 100% of the outstanding equity and voting interest of a telecommunications company for $5.1 million in consideration, comprised of $3.8 million in cash, $0.5 million of the Company's common stock which vested one year from the acquisition close date and the remaining $0.8 million in cash that represents an accrued holdback subject to any indemnity claims. The Company acquired $0.6 million in cash, resulting in net consideration of $4.5 million and net cash outflow of $3.2 million. This acquisition supports business connectivity services. The major class of assets and liabilities to which we preliminarily allocated the purchase price were $0.3 million to identifiable intangible assets and $4.3 million to goodwill. The goodwill recognized in connection with this acquisition is primarily attributable to the synergies related to our existing products expected to be realized from the acquisition and the assembled workforce. The associated goodwill is not deductible for tax purposes.
Goodwill and Other Intangible Assets
Goodwill represents the excess fair value of consideration transferred over the fair value of net assets acquired in business combinations. Goodwill is not amortized but tested annually for impairment and more often if there is an indicator of impairment.
The Company performs testing for impairment of goodwill in the fourth quarter of each fiscal year, or as events occur or circumstances change that would more likely than not reduce the fair value of the Company’s single reporting unit below its carrying amount. Goodwill is considered impaired if the carrying value of the reporting unit exceeds its fair value.
Intangible assets, consisting of acquired developed technology, trade names and domains, and customer relationships, acquired in business combinations were initially measured at fair value and were determined to have definite lives. Thereafter, intangible assets are amortized on a straight-line basis over their estimated useful lives. Amortization expense related to developed technology is included in cost of revenue. Amortization expense related to customer relationships and trade names are included in sales and marketing expense. Intangible assets are reviewed for impairment whenever events or changes in circumstances indicate an asset’s carrying value may not be recoverable.
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
Warrant Liabilities
Warrants to purchase shares of the Company's common stock are classified as an other liability on the consolidated balance sheets and held at fair value, as the warrants contain certain terms that could result in cash settlement as a result of events outside of the Company’s control. The warrants are subject to remeasurement to fair value at each balance sheet date, and any change in fair value is recognized in other income (expense), net within the consolidated statements of operations and comprehensive income (loss). The Company will continue to adjust the liability for changes in fair value until the earlier of the exercise or expiration of the warrants.
Research and Development Expenses
Research and development expenses consist primarily of personnel and related costs, stock-based compensation, third-party development and related work, software and equipment costs necessary for us to conduct our product and platform development and engineering efforts, allocated information technology ("IT"), and facilities costs. Research and development costs are expensed as incurred.

Advertising Costs
Advertising costs are expensed as incurred and were $1.6 million, $1.6 million, and $1.0 million for the years ended March 31, 2026, 2025, and 2024, respectively.
Foreign Currency Translation
The Company has determined that the functional currency of each of its foreign subsidiaries is the subsidiary's local currency. The Company believes that this most appropriately reflects the current economic facts and circumstances of the subsidiaries' operations. The assets and liabilities of the subsidiaries are translated at the applicable exchange rate as of the end of the balance sheet period and revenue and expense amounts are translated at an average rate over the period presented. Resulting currency translation adjustments are recorded as a component of accumulated other comprehensive loss within stockholders' equity.
Segment Information
The Company has one operating and reportable segment offering software-as-a-service solutions through the Company's Platform for CX, which delivers unified communications-as-a-service, contact center-as-a-service, and communications platform-as-a-service. The Company derives revenue in the United States, United Kingdom and other international geographical locations from service revenue, other revenue and manages the business activities on a consolidated basis.
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
The Company concluded that it has one reporting unit, and it operates in a single reportable segment.
Revenue is disaggregated in Note 2, Revenue, including between subscription and platform usage, to depict the nature, amount, timing, and uncertainty of revenue and cash flows. This disaggregation reflects differences in the underlying economic characteristics of the Company’s services, including recurring subscription arrangements and usage-based activity, but does not represent how the CODM evaluates performance or allocates resources. Since the Company operates as a single reportable segment, entity-wide disclosures, including geographic information, are also presented in Note 2, Revenue.
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
The Company maximizes the use of observable inputs and minimizes the use of unobservable inputs when measuring fair value. Observable inputs reflect the assumptions market participants would use in valuing the asset or liability and are developed based on market data obtained from sources independent of the Company. Unobservable inputs reflect the Company's assumptions about the factors that market participants would use in valuing the asset or liability developed based on the best information available in the circumstances.
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
•    Level 2 applies to assets or liabilities for which there are inputs other than quoted prices included in Level 1 that are observable for the asset or liability, either directly or indirectly, such as quoted prices for similar assets or liabilities in active markets, and quoted prices for identical assets or liabilities in markets with insufficient volume or infrequent transactions (less active markets).
•    Level 3 applies to assets or liabilities for which fair value is derived from valuation techniques in which one or more significant inputs are unobservable, including the Company's own assumptions.

The estimated fair value of financial instruments is determined by the Company using available market information and valuation methodologies considered to be appropriate. The carrying amounts of the Company's cash and cash equivalents, accounts receivable, and accounts payable approximate their fair values due to their short maturities. We classify our highly liquid money market funds within Level 1 of the fair value hierarchy because they are valued based on quoted market prices in active markets. The Company's Term Loan (as defined in Note 8, Convertible Senior Notes and Term Loan) is recorded at net carrying value. The Company classifies its warrant liabilities within Level 3 of the fair value hierarchy as they are remeasured at fair value each reporting period using the Black-Scholes option-pricing model based on significant unobservable inputs, including expected volatility, risk-free rate and expected term (see Note 3, Fair Value Measurements).
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
Income Taxes
The Company accounts for income taxes using the asset and liability method. Deferred tax assets and liabilities are recognized for the estimated future tax consequences, attributable to temporary differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax basis, as well as for net operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates in effect for the year in which those temporary differences are expected to be realized or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in operations in the period that includes the enactment date. The Company records a valuation allowance to reduce the deferred tax assets to the amount that is more likely than not to be realized. The Company classifies interest and penalties on unrecognized tax benefits as a component of operating expense before income taxes.
Net Income (Loss) Per Share
Basic net income (loss) per share is computed by dividing net income (loss) available to common stockholders (numerator) by the weighted average number of vested, unrestricted common shares outstanding during the period (denominator). Diluted net income per share is computed on the basis of the weighted average number of shares of common stock, plus the effect of dilutive potential common shares outstanding during the period using the treasury stock method unless their effect is anti-dilutive. For periods where a net loss was recognized, basic and diluted net loss per share are the same, as the effect of potential common shares would be anti-dilutive. Dilutive potential common shares include outstanding stock options, ESPP shares, RSUs and PSUs.
Recently Adopted Accounting Pronouncements
In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures, which expands disclosures in an entity’s income tax rate reconciliation table and disclosures regarding cash taxes paid both in the U.S. and foreign jurisdictions. The update will be effective for annual periods beginning after December 15, 2024. The Company adopted ASU 2023-09 on a prospective basis in fiscal 2026. The adoption of ASU 2023-09 did not have a material impact on the Company's financial position and results of operations but did result in incremental disclosures. See Note 10, Income Taxes, for further details on the impact of this adoption.

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
In November 2024, the FASB also issued ASU No. 2024-04, Debt (Topic 470): Debt with Conversion and Other Options, which clarifies whether the induced conversion guidance can be applied to the settlement of a convertible debt instrument that does not require the issuance of equity securities upon conversion. This ASU is effective for annual periods beginning after December 15, 2025, and interim periods within those annual periods beginning after December 15, 2026. The Company is currently evaluating the impact that this guidance will have on the presentation of its consolidated financial statements and accompanying notes.
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
There have been no other recent accounting pronouncements, changes in accounting pronouncements or recently adopted accounting guidance during the year ended March 31, 2026 that are of significance or potential significance to us.
2. Revenue
Disaggregation of Revenue
The Company believes that the nature, amount, timing, and uncertainty of its revenue and cash flows are most appropriately depicted by (i) geographic region and (ii) type of revenue or service provided. Revenue is disaggregated between subscription and platform usage, as these categories reflect key differences in economic characteristics, including recurring, over-time subscription revenue and variable, usage-based revenue driven by customer consumption.
The following table sets forth the revenue geographic information based on the billing address of customers for each period (in thousands):

	Year Ended March 31,
	2026	2025	2024
United States	$447,309	$478,338	$507,507
United Kingdom	127,062	124,124	121,920
Other international[1]	161,381	112,608	99,278
Total revenue	$735,752	$715,070	$728,705
1 No individual other international country represented 10% or more of the Company's total revenue for the year ended March 31, 2026, 2025, or 2024.

Service revenue consists of communication services subscriptions and platform usage revenue and related fees from our UCaaS, CCaaS and CPaaS offerings. Subscription, platform usage, and other revenue were as follows (in thousands):

	Year Ended March 31,
	2026	2025	2024
Service revenue
Subscription revenue	$572,086	$601,162	$620,974
Platform usage revenue	143,173	91,761	79,605
Total service revenue	715,259	692,923	700,579
Other revenue	20,493	22,147	28,126
Total revenue	$735,752	$715,070	$728,705
Contract Balances
The following table provides amounts of contract assets and deferred revenue from contracts with customers (in thousands):

	March 31, 2026	March 31, 2025
Contract assets, current (component of Other current assets)	$6,113	$7,009
Contract assets, non-current (component of Other non-current assets)	6,356	7,268
Deferred revenue, current	36,699	37,751
Deferred revenue, non-current	181	706
Contract assets are recorded for contract consideration not yet invoiced but for which the performance obligations are completed. Contract assets, net of allowances for credit losses, are included in other current assets or other assets in the Company's consolidated balance sheets, depending on if their reduction will be recognized during the succeeding twelve-month period or beyond. The allowance applied to our contract assets as of March 31, 2026 and 2025 and the activity in this account, including the current-period provision for expected credit losses for the years ended March 31, 2026, 2025 and 2024, were not material. As of March 31, 2024, contract assets, current and non-current were $9.5 million and $7.9 million, respectively. Accounts receivable, net, which also represents a contract balance arising from contracts with customers, including trade accounts receivable and unbilled trade accounts receivable, is disclosed in Note 4, Financial Statement Components.
The change in contract assets was primarily driven by billing customers for amounts that had previously been recognized in revenue but not yet billed. The change in deferred revenue was primarily driven by the recognition of subscription and professional services revenue on previously invoiced non-monthly contracts, partially offset by new non-monthly invoices billed during the year. As of March 31, 2024, deferred revenue, current and non-current were $34.3 million and $7.8 million, respectively. During the year ended March 31, 2026, 2025, and 2024, the Company recognized revenue of approximately $36.5 million, $34.7 million, and $38.7 million that was included in deferred revenue at the beginning of the fiscal year, respectively.
Remaining Performance Obligations
The Company's subscription terms typically range from one year to five years. Contract revenue from the remaining performance obligations that had not yet been recognized as of March 31, 2026, was approximately $660 million. This amount excludes contracts with an original expected length of less than one year. The Company expects to recognize revenue on approximately 87% of the remaining performance obligations over the next 24 months, including approximately 63% of the remaining performance obligations estimated to be recognized within 12 months, and approximately 13% estimated to be recognized over the remainder of the subscription period.
Deferred Contract Acquisition Costs
Deferred sales commissions are considered incremental and recoverable costs of acquiring customer contracts. Amortization of deferred contract acquisition costs for the years ended March 31, 2026, 2025, and 2024 was $33.1 million, $38.0 million, and $40.2 million, respectively. There were no material write-offs during the years ended March 31, 2026, 2025, and 2024.
The following table provides amounts of deferred contract acquisition costs from contracts with customers (in thousands):

	March 31, 2026	March 31, 2025
Deferred contract acquisition costs	$25,193	$30,935
Deferred contract acquisition costs, non-current	34,562	44,239

3. Fair Value Measurements
Cash and cash equivalents were as follows (in thousands):

	As of March 31, 2026
	Fair Value	Cash and Cash Equivalents	Restricted Cash (Current & Non-current)
Cash	$74,645	$72,943	$1,702
Level 1:
Money market funds	20,317	20,317	—
Total assets	$94,962	$93,260	$1,702

	As of March 31, 2025
	Fair Value	Cash and Cash Equivalents	Restricted Cash (Current & Non-current)
Cash	$64,765	$63,953	$812
Level 1:
Money market funds	24,559	24,097	462
Total assets	$89,324	$88,050	$1,274
As of March 31, 2024, cash, cash equivalents and restricted cash of $116.7 million included $116.3 million and $0.5 million of cash and cash equivalents, restricted cash and non-current restricted cash, respectively.
To support its current operations, the Company considers all highly liquid investments with an original maturity of three months or less to be cash equivalents. The restricted cash component is related to accrued holdbacks for business combinations (see Note 1, The Company and Significant Accounting Policies).
The Company uses the Black-Scholes option-pricing valuation model to value its detachable warrants from inception and at each reporting period. During the three months ended March 31, 2026, the Company used historical volatility to determine the fair value of the warrants liability due to the low trading volume and moneyness assessment as of March 31, 2026. Changes in the fair values of the detachable warrants liability are recorded as a gain (loss) on warrants remeasurement within other income (expense), net in the consolidated statements of operations and comprehensive income (loss).
The following table presents additional information about valuation techniques and inputs used for the detachable warrants (see Note 8, Convertible Senior Notes and Term Loan) that are measured at fair value and categorized within Level 3 as of March 31, 2026 and March 31, 2025 (dollars in thousands):

	March 31, 2026	March 31, 2025
Estimated fair value of detachable warrants	$233	$1,096
Unobservable inputs:
Stock volatility	78.8%	79.8%
Risk-free rate	3.7%	3.9%
Expected term	1.3 years	2.4 years
As of March 31, 2026 and March 31, 2025, the estimated fair value of the Company's convertible senior notes due in 2028 was $187.7 million and $171.1 million, respectively (see Note 8, Convertible Senior Notes and Term Loan). The fair value of the convertible senior notes was determined based on the closing price of each of the securities on the last trading day of the reporting period, and each is Level 2 in the fair value hierarchy due to limited trading activity of the debt instruments. As of March 31, 2026 and 2025, the carrying value of the Company's Term Loan approximates its estimated fair value.

4. Financial Statement Components
Accounts receivable, net consisted of the following (in thousands):

	March 31, 2026	March 31, 2025
Trade accounts receivable	$51,191	$50,839
Unbilled trade accounts receivable	10,663	4,972
Less: allowance for credit losses	(1,253)	(1,898)
Less: allowance for sales reserves	(3,597)	(4,233)
Total accounts receivable, net	$57,004	$49,680
Allowance for credit losses and sales reserves consisted of the following (in thousands):

	March 31, 2026		March 31, 2025
	Credit Losses	Sales Reserves	Credit Losses	Sales Reserves
Beginning balance	$(1,898)	$(4,233)	$(2,746)	$(2,502)
(Reserve) provision	(548)	(8,110)	(1,001)	(5,355)
Write-offs (recoveries)	1,193	8,746	1,849	3,624
Ending balance	$(1,253)	$(3,597)	$(1,898)	$(4,233)
Property and equipment, net consisted of the following (in thousands):

	March 31, 2026	March 31, 2025
Capitalized internal-use software	$168,870	$143,866
Computer equipment	50,141	49,892
Leasehold improvements	28,266	28,239
Furniture and fixtures	10,346	10,767
Construction in progress	—	11,981
Total property and equipment	257,623	244,745
Less: accumulated depreciation and amortization	(211,802)	(196,826)
Total property and equipment, net	$45,821	$47,919
The following table sets forth the property and equipment, net, geographic information for each period (in thousands):

	March 31, 2026	March 31, 2025
United States	$42,441	$45,677
International	3,380	2,242
Total property and equipment, net	$45,821	$47,919
Depreciation and amortization expense was $18.1 million, $20.1 million, and $26.8 million for the years ended March 31, 2026, 2025, and 2024, respectively.
Other current assets consisted of the following (in thousands):

	March 31, 2026	March 31, 2025
Prepaid expense	$23,556	$21,769
Contract assets	6,113	7,009
Other current assets	2,981	5,961
Total other current assets	$32,650	$34,739

Accrued and other liabilities consisted of the following (in thousands):

	March 31, 2026	March 31, 2025
Accrued compensation	$21,649	$17,745
Accrued taxes	23,238	24,186
Other accrued liabilities	24,980	21,094
Total accrued and other liabilities	$69,867	$63,025
Other income (expense), net consisted of the following (in thousands):

	Year Ended March 31,
	2026	2025	2024
Loss on debt extinguishment	$(147)	$(12,325)	$(1,766)
Gain on warrants remeasurement	864	2,225	2,176
Interest income	1,928	3,316	3,977
Loss on sale of assets	—	—	(179)
Other expense	(292)	(3,616)	(731)
Other income (expense), net	$2,353	$(10,400)	$3,477
5. Intangible Assets and Goodwill
The carrying value of intangible assets consisted of the following (in thousands):

	March 31, 2026				March 31, 2025
	Weighted Average Remaining Useful Life (in years)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Customer relationships	4.8	$106,342	$(52,673)	$53,669	$105,881	$(40,670)	$65,211
Developed technology	2.5	50,063	(46,177)	3,886	46,696	(44,003)	2,693
Trade names and domains	2.8	671	(637)	34	630	(585)	45
Total acquired identifiable intangible assets		$157,076	$(99,487)	$57,589	$153,207	$(85,258)	$67,949
Amortization expense for related intangible assets were $14.2 million, $19.1 million, and $20.4 million for the years ended March 31, 2026, 2025, and 2024, respectively.
There were no write-offs during the year ended March 31, 2026, and 2025. During the fourth quarter of fiscal 2026, the Company acquired $3.9 million of developed technology, customer relationships, and trade names with estimated useful lives from 3 to 5 years. See Note 1, The Company and Significant Accounting Policies, for further information.
At March 31, 2026, annual amortization of intangible assets, based upon existing intangible assets and current useful lives, is estimated to be the following (in thousands):

2027	$13,055
2028	12,335
2029	12,153
2030	11,134
2031 and thereafter	8,912
Total	$57,589

The following table provides a summary of the changes in the carrying amounts of goodwill (in thousands):

Balance at March 31, 2024	$266,574
Acquired goodwill	4,269
Foreign currency translation	687
Balance at March 31, 2025	271,530
Acquired goodwill	3,073
Foreign currency translation	1,769
Balance at March 31, 2026	$276,372
The Company conducted its annual impairment tests of goodwill in the fourth quarter of fiscal 2026, 2025, and 2024, and determined that no adjustment to the carrying value of goodwill was required. During the fourth quarter of fiscal 2026 and 2025, the Company recognized $3.1 million and $4.3 million, respectively, of additional goodwill due to acquisitions. See Note 1, The Company and Significant Accounting Policies, for further information.
6. Leases
The components of lease expense were as follows (in thousands):

	Year Ended March 31,
	2026	2025	2024
Operating lease expense	$10,868	$11,631	$10,934
Variable lease expense	$3,912	$3,932	$3,690
The supplemental cash flow information related to leases was as follows (in thousands):

	Year Ended March 31,
	2026	2025	2024
Cash outflows from operating leases	$13,680	$14,590	$14,634
Right-of-use assets obtained in exchange for operating lease obligations	$—	$1,954	$2,311
Short-term lease expense was immaterial during the years ended March 31, 2026, 2025, and 2024, respectively.
The following table presents supplemental lease information:

	March 31, 2026	March 31, 2025
Weighted average remaining lease term	4.5 years	5.4 years
Weighted average discount rate	4.6%	4.7%
The following table presents maturity of lease liabilities under the Company's non-cancellable operating leases as of March 31, 2026:

2027	$12,253
2028	11,509
2029	11,397
2030	11,408
2031	7,940
Total lease payments	54,507
Less: imputed interest	(5,050)
Present value of lease liabilities	$49,457
Operating lease liabilities	10,357
Operating lease liabilities, non-current	$39,100
The Company continues to evaluate its leases for potential impairments, noting no impairments during the years ended March 31, 2026 and 2025, respectively.

7. Commitments and Contingencies
Indemnification
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
During the year ended March 31, 2026, the Company increased its noncancellable three-year hosting service contract from $24.1 million to $54.0 million. Under this agreement, $10.0 million will be due during each of fiscal 2027 and 2028.
The total contractual minimum commitments were approximately $69.6 million as of March 31, 2026.
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
The Company believes it has recorded adequate provisions for any such lawsuits and claims and proceedings as of March 31, 2026. The Company believes that damage amounts claimed in these matters are not meaningful indicators of potential liability. Some of the matters pending against the Company involve potential compensatory, punitive, or treble damage claims or sanctions that, if granted, could require the Company to pay damages or make other expenditures in amounts that could have a material adverse effect on its consolidated financial statements. Given the inherent uncertainties of litigation, the ultimate outcome of the ongoing matters described herein cannot be predicted, and the Company believes it has valid defenses with respect to the legal matters pending against it. Nevertheless, the consolidated financial statements could be materially adversely affected in a particular period by the resolution of one or more of these contingencies.
State and Local Taxes and Surcharges
From time to time, the Company has received inquiries from a number of state and local taxing agencies with respect to the remittance of sales, use, telecommunications, excise, and income taxes. Several jurisdictions currently are conducting tax audits of the Company's records. The Company collects and/or accrues amounts for all taxes and surcharges that it believes are required. The amounts that have been remitted have historically been within the accruals established by the Company. The Company conducts periodic reviews of the taxability of its services with respect to sales, use, telecommunications or other similar indirect taxes and adjusts its accrual when facts relating to specific exposures warrant such adjustment. A similar review was performed on the taxability of services provided by Fuze, Inc., and it was determined that certain services may be subject to sales, use, telecommunications or other similar indirect taxes in certain jurisdictions. Accordingly, the Company recorded contingent indirect tax liabilities. Based on such assessments, as of March 31, 2026 and 2025, the Company had accrued contingent indirect tax liabilities of $9.4 million and $11.1 million, respectively.

8. Convertible Senior Notes and Term Loan
Components of convertible senior notes and term loans were as follows as of March 31, 2026 and 2025, respectively (in thousands):

	March 31, 2026			March 31, 2025
	2024 Term Loan	2028 Notes	Total	2024 Term Loan	2028 Notes	Total
Principal	$122,000	$201,914	$323,914	$152,000	$201,914	$353,914
Unamortized debt discount and issuance costs	(351)	(2,084)	(2,435)	(826)	(3,124)	(3,950)
Net carrying amount	$121,649	$199,830	$321,479	$151,174	$198,790	$349,964
Current portion of long-term debt	39,218	—	39,218	11,593	—	11,593
Non-current portion of long-term debt	$82,431	$199,830	$282,261	$139,581	$198,790	$338,371
Components of interest expense were as follows as of the year ended March 31, 2026, 2025, and 2024, respectively (in thousands):

	Year Ended March 31, 2026			Year Ended March 31, 2025			Year Ended March 31, 2024
	Contractual interest expense	Amortization[1]	Total	Contractual interest expense	Amortization[1]	Total	Contractual interest expense	Amortization[1]	Total
2024 Term Loan	$9,245	$329	$9,574	$8,828	$362	$9,190	$—	$—	$—
2022 Term Loan	—	—	—	9,466	1,110	10,576	27,022	3,135	30,157
2028 Notes	8,077	1,040	9,117	8,096	994	9,090	8,065	974	9,039
2024 Notes	—	—	—	—	—	—	265	363	628
Total debt interest[2]	$17,322	$1,369	$18,691	$26,390	$2,466	$28,856	$35,352	$4,472	$39,824
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
The 2024 Term Loan bears interest at an annual rate equal to the Term Standard Overnight Financing Rate (the "Term SOFR"), plus a margin of either 2.50%, 2.75% or 3.00% based on the consolidated total net leverage ratio of the Company and its subsidiaries. The initial margin was 3.00% for the fiscal quarter ending September 30, 2024 and remained 3.00% as of March 31, 2026. The Company has the option to pay interest monthly, quarterly, or semi-annually. During the three months ended March 31, 2026, the Company elected monthly interest payment terms resulting in contractual interest expense of $2.0 million. As of March 31, 2026, the debt issuance costs were amortized to interest expense over the term of the 2024 Term Loan at an effective interest rate of 8.64%.
1 Amount represents the non-cash amortization of debt discount and issuance costs associated with the Company's debt instruments. These costs are amortized to interest expense over the respective terms of the debt using the effective interest method.
2 Total debt interest expense excludes the impact of capitalized interest related to property, plant and equipment from general borrowing costs during the year ended March 31, 2026.

Under the terms of the 2024 Credit Agreement, the Company has the right to prepay the 2024 Term Loan at any time without any premium or penalty. The Company completed the following principal payments during the years ended March 31, 2026 and 2025, respectively (in thousands):

Year Ended March 31, 2026			Year Ended March 31, 2025
Payment Date	Amount	Quarterly Payment Due Date(s)	Payment Date	Amount	Quarterly Payment Due Date(s)
4/11/2025	$15,000	12/31/25, 3/31/26, 6/30/26	10/7/2024	$15,000	10/31/24, 12/31/24
7/29/2025	10,000	7/31/2027	11/1/2024	18,000	3/31/25, 6/30/25, 9/30/25
10/31/2025	5,000	6/30/2026	1/10/2025	15,000	9/30/25 and 12/31/25
Total	$30,000		Total	$48,000
As of March 31, 2026, the scheduled principal repayments are $39.5 million in fiscal 2027 ($2.0 million on June 30, 2026 and $12.5 million on September 30, 2026 and each quarter thereafter through maturity), and $82.5 million is due before or upon maturity in fiscal 2028. These annualized repayments will be made in quarterly installments. As of March 31, 2026, the Company has paid $37.5 million, $8.0 million, and $10.0 million of the originally scheduled principal repayments due fiscal 2026, 2027, and 2028, respectively, and the remaining principal amount of the 2024 Term Loan after the payments is $122.0 million.
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
The 2024 Credit Agreement contains a consolidated interest coverage ratio financial covenant, a maximum consolidated total net leverage ratio financial covenant and a maximum consolidated secured leverage ratio financial covenant, and contains affirmative and negative covenants customary for transactions of this type, including limitations with respect to share repurchases, indebtedness, liens, investments, dividends, disposition of assets, change in business, and transactions with affiliates. As of March 31, 2026, the Company was in compliance with all covenants set forth in the 2024 Credit Agreement.
2022 Term Loan and Warrants
The Company borrowed $250.0 million in a senior secured term loan facility (the “2022 Term Loan”) under a term loan credit agreement (the “2022 Credit Agreement”) entered into on August 3, 2022 with Wilmington Savings Fund Society, FSB, as administrative agent, and certain affiliates of Francisco Partners (“FP”), with aggregate debt issuance costs and discount of approximately $20.0 million, including $2.8 million paid in the form of shares of the Company's common stock. The 2022 Term Loan bore interest at an annual rate equal to the Term SOFR (which was subject to a floor of 1.00% and a credit spread adjustment of 0.10%), plus a margin of 6.50%. The debt discount and debt issuance costs were amortized to interest expense over the term of the 2022 Term Loan at an effective interest rate of 11.9%.
Prior to its repayment in August 2024, the 2022 Term Loan included customary prepayment, guarantee, and collateral provisions, which are no longer applicable, as the debt has been fully extinguished.

In connection with the 2022 Credit Agreement, the Company issued detachable warrants (the “Warrants”) to affiliates of FP to purchase an aggregate of 3.1 million shares of the Company’s common stock with a five-year term and an exercise price of $7.15 per share (subject to adjustment) that represents a 27.5% premium over the closing price per share of the Company’s common stock on August 3, 2022. The Warrants are classified as liabilities, as the Warrants contain certain terms that could result in cash settlement as a result of events outside of the Company’s control. Accordingly, the Company recognizes the Warrants as liabilities at fair value initially and adjusts the Warrants to fair value at each reporting period. The fair value of the Warrants was $5.9 million upon issuance, and $0.2 million at March 31, 2026, and was recorded within Other liabilities, non-current on the consolidated balance sheets. The subsequent changes in fair value were recorded through Other income (expense), net on the Company’s consolidated statement of operations. See Note 3, Fair Value Measurements, for further details.
On August 5, 2024, the Company repaid in full the outstanding principal amount and accrued interest of the 2022 Term Loan using the proceeds of the 2024 Term Loan and cash on hand. The Repayment was accounted for as a debt extinguishment. The carrying value of the 2022 Term Loan, including the unamortized debt discount and issuance costs, was derecognized. The difference of $12.0 million between the cash consideration paid to extinguish the 2022 Term Loan and the carrying value of the 2022 Term Loan was recognized as a loss on debt extinguishment included in the loss on debt extinguishment line item recorded in other expense in the consolidated statement of operations and comprehensive income (loss). The Warrants continue to be outstanding, with no change in terms in connection with the Repayment or issuance of the 2024 Term Loan.
Exchange Transaction and Convertible Notes
Exchange Transaction
On August 11, 2022, the Company issued approximately $201.9 million aggregate principal amount of its 4.00% convertible senior notes due 2028 (the “2028 Notes”), pursuant to an indenture, dated as of August 11, 2022 (the “2028 Notes Indenture”), by and between the Company and Wilmington Trust, National Association, as trustee (the “Trustee”).
The Company used the proceeds from the issuance of the 2028 Notes, together with approximately $181.8 million in cash consideration from borrowing the 2022 Term Loan, in exchange for approximately $403.8 million aggregate principal amount of the Company’s outstanding 2024 Notes pursuant to privately negotiated agreements (the “Exchange Agreements”) with a limited number of existing holders of the 2024 Notes (the “Exchange Transaction”).
2024 Notes
The 0.5% convertible senior notes due 2024 (the "2024 Notes") matured on February 1, 2024 and were paid off in full, including the remaining aggregate principal of $63.3 million and accrued interest of $0.2 million, and were in compliance with all covenants set forth in the indenture governing the 2024 Notes. In addition, during fiscal 2023, the Company completed three repurchases of the 2024 Notes totaling approximately $32.9 million in aggregate principal amount, excluding the Exchange Transaction.
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
9. Stock-Based Compensation and Stockholders' Equity
Common Stock Reserved for Future Issuance
Shares of common stock reserved for future issuance related to outstanding equity awards and employee equity incentive plans as of March 31, 2026 were as follows (in thousands):

Shares of Common Stock Reserved
Stock options outstanding	15
Restricted & performance stock units outstanding	13,340
Shares available under the 2017 Plan	902
Shares available under the 2022 Plan	12,004
Shares available for future issuance under ESPP	4,425
Total shares of common stock reserved	30,686
2012 Equity Incentive Plan
In June 2012, the Company's board of directors approved the 2012 Equity Incentive Plan (the "2012 Plan"). The Company's stockholders subsequently adopted the 2012 Plan in July 2012, which became effective in August 2012. The 2012 Plan provided for granting incentive stock options to employees and non-statutory stock options to employees, directors or consultants, and granting of stock appreciation and purchase rights, restricted stock, restricted stock units and performance units, qualified performance-based awards, and stock grants. Options, restricted stock, and restricted stock units generally vest over three years or four years and expire ten years after grant. The 2012 Plan expired in June 2022. As of March 31, 2026, there were no shares available for future grants under the 2012 Plan.
2017 New Employee Inducement Incentive Plan
In October 2017, the Company's board of directors approved the 2017 New Employee Inducement Incentive Plan (the "2017 Plan"). The Company reserved 1.0 million shares of the Company's common stock for issuance under this plan. In January 2018, the 2017 Plan was amended to allow for an additional 1.5 million shares to be reserved for issuance. In December 2020, the 2017 Plan was further amended to allow for an additional 1.4 million shares to be reserved for issuance. In February 2022, the 2017 Plan was further amended to allow for an additional 1.5 million shares to be reserved for issuance. In February 2024, the 2017 Plan was further amended to allow for an additional 0.8 million shares to be reserved for issuance. In January 2025, the 2017 Plan was further amended to allow for an additional 0.6 million shares to be reserved for issuance. The 2017 Plan provides for granting non-statutory stock options, stock appreciation and purchase rights, restricted stock, and performance units and stock grants solely to newly hired employees as a material inducement to accepting employment with the Company. Options are granted at market value on the grant date under the 2017 Plan, unless determined otherwise at the time of grant by the administrator, which generally will be the compensation committee of the board of directors. Grants generally vest over three years and expire ten years after grant. As of March 31, 2026, 0.9 million shares remained available for future grants under the 2017 Plan.

2022 Equity Incentive Plan
The maximum number of shares reserved for the grant of awards under the Amended and Restated 2022 Equity Incentive Plan (the " 2022 Plan") will be equal to the sum of the following: (i) 8.0 million shares available for grant under the 2022 Plan when it was initially adopted by stockholders on July 12, 2022, plus (ii) 14.0 million new shares approved by stockholders on August 15, 2024, plus (iii) 8.5 million new shares approved by stockholders on July 25, 2025, plus (iv) the number of shares subject to stock options granted under the Amended and Restated 2012 Equity Incentive Plan (the “Prior Plan”) that were outstanding as of 12:01 a.m. Pacific Time on June 22, 2022 (the “Prior Plan Expiration Time”), but only to the extent such stock options expire, terminate, are cancelled without having been exercised in full or are settled in cash after the Prior Plan Expiration Time without the delivery of shares, plus (v) the number of shares subject to restricted stock, restricted stock units ("RSUs") and performance stock units ("PSUs") granted under the Prior Plan that were outstanding as of the Prior Plan Expiration Time, but only to the extent such awards are forfeited by the holder, are reacquired by the Company at less than their then market value as a means of effecting a forfeiture, or are settled in cash after the Prior Plan Expiration Time without the delivery of shares (with the number of shares that recycle based on the Applicable Ratio, which is defined in the 2022 Plan), in each case, subject to adjustment upon certain changes in the Company’s capitalization.
The 2022 Plan provides for the granting of incentive stock options to employees and non-statutory stock options to employees, directors or consultants, and granting of stock appreciation and purchase rights, restricted stock, restricted stock units and performance units, performance-based awards, and stock grants. The stock option price of incentive stock options granted cannot be less than the fair market value on the effective date of the grant. Options, restricted stock, and restricted stock units generally vest over three years or four years and expire ten years after the grant. As of March 31, 2026, 12.0 million shares remained available for future grants under the 2022 Plan.
Stock-Based Compensation
The following table presents stock-based compensation expense (in thousands):

	Year Ended March 31,
	2026	2025	2024
Cost of service revenue	$850	$2,939	$4,993
Cost of other revenue	384	1,192	1,918
Research and development	4,479	13,761	24,112
Sales and marketing	6,040	9,863	15,271
General and administrative	8,617	12,185	15,616
Total	$20,370	$39,940	$61,910
The Company accounts for stock-based compensation through the measurement and recognition of compensation expense for share-based payment awards made to employees, directors or consultants over the related requisite service period, including restricted stock, RSUs and PSUs, performance-based awards, and stock grants (all issuable under the Company's equity incentive plans).
As of March 31, 2026, unrecognized stock-based compensation expense by award type and their expected weighted-average recognition periods are summarized as follows (in thousands, except years):

	RSU	PSU	ESPP
Unrecognized stock-based compensation expense	$13,417	$1,105	$610
Weighted-average amortization period	1.8 years	0.7 years	0.8 years
Stock Options
There were no options exercised in the years ended March 31, 2026 and 2025, respectively. The options cancelled in the years ended March 31, 2026, 2025 and 2024 were 0.1 million, 0.2 million and 0.3 million, respectively. The options outstanding as of March 31, 2026, 2025 and 2024 were 15 thousand, 0.2 million and 0.4 million, respectively.
As of March 31, 2026, there was no unrecognized compensation cost related to stock options.
The Company did not grant any stock options during fiscal 2026, 2025, or 2024.

Restricted Stock Units

The following table presents the RSU activity during the years ended March 31, 2026, 2025, and 2024 (shares in thousands):

	Number of Shares	Weighted Average Grant Date Fair Value	Weighted Average Remaining Contractual Term (in Years)
Balance at March 31, 2023	12,993	$8.56	1.84
Granted	7,186	3.85
Vested and released	(7,613)	8.87
Forfeited	(2,241)	7.13
Balance at March 31, 2024	10,325	5.36	1.75
Granted	7,897	2.10
Vested and released	(6,446)	5.99
Forfeited	(1,547)	3.88
Balance at March 31, 2025	10,229	2.67	0.94
Granted	7,501	1.85
Vested and released	(5,992)	2.84
Forfeited	(1,947)	2.38
Balance at March 31, 2026	9,791	$2.00	0.86
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
The grant date fair value of market-based PSUs is determined using a Monte Carlo simulation model. Stock-based compensation expense is recognized over the requisite service period, regardless of whether the market condition is ultimately achieved. During fiscal 2026, 2025 and 2024, the Company's determined that the market conditions were not achieved and therefore no shares have been earned.
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
The Company determined that the CFFO and revenue targets for the performance period were probable of being achieved and recognized $2.0 million and $1.8 million during fiscal 2026 and 2025, respectively.

The following table presents the PSU activity during the years ended March 31, 2026, 2025, and 2024 (shares in thousands):

	Number of Shares	Weighted Average Grant Date Fair Value	Weighted Average Remaining Contractual Term (in Years)
Balance at March 31, 2023	624	$11.30	1.45
Granted[1]	2,023	3.25
Forfeited	(116)	21.83
Balance at March 31, 2024	2,531	4.38	1.16
Granted[2]	1,793	1.91
Forfeited	(444)	7.56
Balance at March 31, 2025	3,880	2.88	0.85
Granted[2]	1,295	1.82
Vested and released	(676)	1.88
Forfeited	(950)	3.63
Balance at March 31, 2026	3,549	$2.48	0.65
The Company did not grant any market-based PSU awards during the year ended March 31, 2026 or 2025, respectively. The PSUs granted during the year ended March 31, 2024 were valued for compensation expense purposes at weighted average share price determined by the Monte Carlo simulations using volatility factors and risk-free rates as follows:

Year Ended March 31,	Value per Weighted Average Share	Volatility Range			Risk-Free Interest Rate Range
2024	$3.25	68.85%	—	68.97%	4.03%	—	4.08%
1996 Employee Stock Purchase Plan
The Company's Amended and Restated 1996 Employee Stock Purchase Plan (the "Employee Stock Purchase Plan") was adopted in June 1996 and became effective upon the closing of the Company's initial public offering in July 1997. In May 2006, the Company's board of directors approved a ten-year extension of the Employee Stock Purchase Plan. Stockholders approved the ten-year extension of the Employee Stock Purchase Plan at the 2006 Annual Meeting of Stockholders held in September 2006. The Company's board of directors then approved the Second Amended and Restated 1996 Stock Purchase Plan in May 2017 which (i) eliminated the expiration date of the plan and (ii) approved a ten-year “evergreen provision” which would increase annually the number of shares available for issuance by up to 0.5 million on the first day of each fiscal year. Stockholders approved these changes in August 2017. In May 2020, the Company’s board of directors approved the Amended and Restated 1996 Employee Stock Purchase Plan which (i) eliminated the “evergreen provision” and (ii) reserved for issuance 3.0 million additional shares. At the 2020 Annual Meeting of Stockholders in August 2020, these changes were approved. As a result of these amendments, the Employee Stock Purchase Plan is effective until terminated by the Company's board of directors. In May 2022, the Company's board of directors approved amendments to the Employee Stock Purchase Plan, including an amendment that reserved for issuance of an additional 3.6 million shares, which were approved by the stockholders in July 2022 at the 2022 Annual Meeting. In June 2025, the Company's board of directors approved an amendment to the Employee Stock Purchase Plan that reserved for issuance of an additional 6.0 million shares, which was approved by the stockholders in July 2025 at the 2025 Annual Meeting. During fiscal 2026, 2025 and 2024, approximately 1.9 million, 2.4 million, and 1.9 million shares, respectively, were issued under the Employee Stock Purchase Plan.
The Employee Stock Purchase Plan permits eligible employees to purchase common stock through payroll deductions at a price equal to 85% of the fair market value of the common stock at the beginning of each one-year offering period or the end of each six-month purchase period, whichever is lower. When the Employee Stock Purchase Plan was reinstated in fiscal 2005, the offering period was reduced from two years to one year. Commencing with the purchase period beginning in August 2020, the contribution amount may not exceed 20% of an employee's base compensation, including commissions and standard incentive cash bonuses, but excluding non-standard bonuses and overtime wages. In addition, no participant may purchase more than 10,000 shares or $25,000 in shares of common stock in each offering period, subject to plan and Internal Revenue Code limitations. In the event of a merger of the Company with or into another corporation or the sale of all or substantially all of the assets of the Company, the Employee Stock Purchase Plan provides that a new exercise date will be set for each purchase right under the plan, which exercise date will occur before the date of the merger or asset sale.

1 Represents market-based PSUs granted based on relative TSR performance or achievement of specific pre-established absolute stock price hurdles.
2 Represents performance-based PSUs granted based on achievement of specific financial or operational goals, such as revenue growth or CFFO.

The estimated fair value of stock purchase rights granted under the Employee Stock Purchase Plan was estimated using the Black-Scholes pricing model with the following weighted-average assumptions:

	Year Ended March 31,
	2026	2025	2024
Expected volatility	65%	83%	75%
Expected dividend yield	—	—	—
Risk-free interest rate	3.98%	4.70%	5.26%
Weighted average expected term	0.8 years	0.8 years	0.8 years
Weighted average fair value of rights granted	$0.70	$0.81	$1.31
Share Repurchase Program
In May 2017, the Company's board of directors authorized the Company to purchase $25.0 million of its common stock from time to time under the 2017 Repurchase Plan (the "2017 Plan"). The 2017 Plan expires when the maximum purchase amount is reached, or upon the earlier revocation or termination by the Company's board of directors. During the fiscal year ended March 31, 2026, the Company repurchased 1.0 million shares of common stock in the open market for approximately $1.8 million at an average price of $1.83 per share. The total purchase price of the common stock repurchased and retired was reflected as a reduction to consolidated stockholders' equity during the repurchase period. The remaining amount available under the 2017 Plan as of March 31, 2026 was approximately $5.2 million.
Retirement Plans
The Company has savings plans in the U.S. that qualify under Section 401(k) of the Internal Revenue Code, and a number of savings plans in international locations. Eligible U.S. employees may contribute a portion of their salary into the savings plans, subject to certain limitations. The Company matches a portion of each dollar a participant contributes into the plans. Employer-funded retirement benefits for all plans were $1.7 million, $2.0 million, and $2.0 million for the years ended March 31, 2026, 2025, and 2024, respectively, and were expensed as contributed.
10. Income Taxes
Income from continuing operations before provision for income taxes for the Company's domestic and international operations was as follows (in thousands):

	March 31, 2026	March 31, 2025	March 31, 2024
Domestic	$(6,932)	$(25,368)	$(66,585)
International	10,458	1,305	2,635
Income (loss) before provision for income taxes	$3,526	$(24,063)	$(63,950)
For the years ended March 31, 2026, 2025, and 2024, the Company recorded a provision for income taxes of $1.9 million, $3.1 million, and $3.6 million, respectively. The components of the consolidated provision for income taxes for fiscal 2026, 2025, and 2024 consisted of the following (in thousands):

Current:	March 31, 2026	March 31, 2025	March 31, 2024
Federal	$129	$505	$714
State	290	1,065	2,384
Foreign	1,459	1,579	544
Total current income tax provision	$1,878	$3,149	$3,642
The Company's income from continuing operations before income taxes included $10.5 million, $1.3 million, and $2.6 million of foreign subsidiary income for the years ended March 31, 2026, 2025, and 2024, respectively. The Company is permanently reinvesting the earnings of its profitable foreign subsidiaries to facilitate expansion of overseas operations. If the Company were to remit these earnings, the tax impact would be immaterial. The Company accounts for Global Intangible Low-Taxed Income ("GILTI") as period costs when incurred.

Deferred tax assets and (liabilities) were comprised of the following (in thousands):

	March 31, 2026	March 31, 2025
Deferred tax assets:
Net operating loss carryforwards	$262,720	$268,818
Research and development and other credit carryforwards	28,303	27,565
Stock-based compensation	6,046	6,600
Reserves and allowances	14,767	14,441
Operating lease liability	14,527	15,997
Capitalized IRC 174 costs	69,907	74,610
Fixed assets and intangibles	9,563	6,282
Gross deferred tax assets	405,833	414,313
Valuation allowance	(373,937)	(368,773)
Total deferred tax assets	$31,896	$45,540
Deferred tax liabilities:
Intangibles	(5,841)	(15,172)
Deferred contract acquisition costs	(17,685)	(21,004)
Operating lease, right-of-use asset	(8,484)	(9,478)
Net deferred taxes	$(114)	$(114)
The Company assesses the realizability of deferred tax assets based on the available evidence, including a history of taxable income and estimates of future taxable income. In assessing the realizability of deferred tax assets, the Company considers whether it is more likely than not that all or some portion of deferred tax assets will not be realized. For the year ended March 31, 2026, the Company continues to maintain a full valuation allowance against its US deferred tax assets as it considered the cumulative losses in recent periods to be substantial negative evidence. At March 31, 2026, management determined that a valuation allowance of approximately $373.9 million was needed, compared with approximately $368.8 million as of March 31, 2025.
At March 31, 2026, the Company had federal net operating loss carryforwards of approximately $994.7 million, of which $307.6 million are related to years prior to fiscal 2019 and begin to expire in 2035. The remaining $687.1 million carry forward indefinitely but can only be used to apply to 80% of the Company’s taxable income for a given tax year. As of March 31, 2026, the Company also had state net operating loss carry-forwards of $885.5 million, the majority of which expire at various dates between 2027 and 2046. In addition, at March 31, 2026, the Company had research and development credit carryforwards for federal and California tax reporting purposes of approximately $15.6 million and $25.1 million, respectively. The federal income tax credit carryforwards will expire at various dates between 2037 and 2046, while the California income tax credits will carry forward indefinitely.

A reconciliation of the provision for income taxes to the amount computed by applying the 21% statutory U.S. federal income tax rate to income before income taxes after the adoption of ASU 2023-09 is as follows (in thousands):

	March 31, 2026
	Amount	Percentage
Tax provision at federal statutory rate	$740	21.0%
State and local income taxes, net of federal income tax effect[1]	139	3.9%
Effect of cross border tax laws
Foreign income taxed in the United States	1,683	47.7%
Foreign-Derived Intangible Income (FDII) deduction	(249)	(7.1)%
GILTI Deduction	(37)	(1.1)%
Tax credits
Federal research and development tax credits	(769)	(21.8)%
Changes in valuation allowance	(1,185)	(33.6)%
Nontaxable or nondeductible items
Excess tax benefit on stock awards	1,368	38.8%
Other share-based payment award related items	409	11.6%
Meals and Entertainment	190	5.4%
162(m) limitation	176	5.0%
Other	89	2.5%
Changes in unrecognized tax benefits	(42)	(1.2)%
Other
Return to provision adjustments	104	2.9%
Foreign tax effects
Singapore
Changes in valuation allowance	(284)	(8.1)%
Statutory rate difference between Singapore and United States	(58)	(1.6)%
Netherlands
Foreign exchange gains/losses	(127)	(3.6)%
Other	(49)	(1.4)%
Romania
Statutory rate difference between Romania and United States	(128)	(3.6)%
United Kingdom
Foreign exchange gains/losses	(254)	(7.2)%
Statutory rate difference between United Kingdom and United States	164	4.7%
Other	(25)	(0.7)%
Other foreign jurisdictions[2]	23	0.6%
Total	$1,878	53.1%
1 State taxes in California, Illinois, Massachusetts and Texas made up the majority (greater than 50%) of the tax effect in this category.
2 Other foreign jurisdictions includes Indonesia $0.1 million and Australia ($0.1) million. The remaining foreign jurisdictions are not significant.

A reconciliation of the provision for income taxes to the amount computed by applying the 21% statutory US federal income tax rate to income before income taxes for years prior to the adoption of ASU 2023-09 is as follows (in thousands):

	Year Ended March 31,
	2025	2024
Tax benefit at statutory rate	$(5,053)	$(13,429)
State income taxes before valuation allowance, net of federal effect	(1,404)	(2,821)
Foreign tax rate differential	1,621	(8)
Research and development credits	(454)	714
Change in valuation allowance	5,195	7,908
Compensation/option differences	4,253	8,449
Non-deductible compensation	1,625	2,612
Foreign-derived intangible income deduction	(602)	—
Other	(2,032)	217
Total income tax provision	$3,149	$3,642
Cash paid for income taxes, net of refunds, by jurisdiction pursuant to the disclosure requirements of ASU 2023-09 for the year ended March 31, 2026 is as follows (in thousands):

Year Ended March 31, 2026
U.S. federal taxes	$—
U.S. state taxes	780
Non U.S. taxes	1,620
Total income taxes paid, net	$2,400
Income taxes paid exceed 5% of total income taxes paid, net of refunds, in the following jurisdictions (in thousands):

Year Ended March 31, 2026
U.S. states
Massachusetts	$330
Illinois	240
Texas	208
New Jersey	(125)
Non U.S. Taxes
Indonesia	202
Romania	424
United Kingdom	590
Income taxes paid, net for the years ended March 31, 2025 and 2024 were $3.8 million and $6.0 million, respectively.

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

	Year Ended March 31,
	2026	2025	2024
Balance at beginning of year	$10,074	$10,811	$10,113
Gross increases - tax positions in prior period	69	—	1,457
Gross increases - tax positions related to the current year	258	165	431
Gross decreases - tax positions in prior period	(236)	(903)	(337)
Settlements	—	—	(287)
Lapse of statute of limitations	—	—	(512)
Other	—	1	(54)
Balance at end of year	$10,165	$10,074	$10,811
At March 31, 2026, the Company had unrecognized tax benefits of $10.2 million, all of which, if recognized, would favorably affect the Company's effective tax rate. The Company does not expect its unrecognized tax benefits to change significantly over the next 12 months.
The Company's policy for recording interest and penalties associated with tax examinations is to record such items as a component of operating expense income before taxes. For the year ended March 31, 2026 and 2025, the Company recognized $0.1 million and $0.0 million, respectively, in penalties and interest related to unrecognized tax benefits.
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
The Company files United States federal and state income tax returns in jurisdictions with varying statutes of limitations. Due to the Company’s net operating loss and tax credit carryforwards, fiscal years 2003 and forward generally remain subject to examination by federal and most state tax authorities.

11. Net Income (Loss) Per Share
The following is a reconciliation of the weighted average number of common shares outstanding used in calculating basic and diluted net income (loss) per share (in thousands, except per share data):

	Year Ended March 31,
	2026	2025	2024
Net income (loss)	$1,648	$(27,212)	$(67,592)
Weighted average common shares outstanding - basic	137,669	129,767	121,106
Weighted average common shares outstanding - diluted	142,629	129,767	121,106

Net income (loss) per share - basic	$0.01	$(0.21)	$(0.56)
Net income (loss) per share - diluted	$0.01	$(0.21)	$(0.56)
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

	Year Ended March 31,
	2026	2025	2024
Stock options	50	276	497
Restricted stock units and Performance stock units	2,108	2,418	7,396
Potential shares attributable to the ESPP	1,652	2,944	1,446
Warrants to purchase common stock	3,100	3,100	3,100
Total anti-dilutive shares	6,910	8,738	12,439
12. Related Party Transactions
The Company has conducted business with an outside sales and marketing vendor since December 2017, which became a related party in July 2022 when a member of the Company's board of directors joined the vendor's board of directors. During the year ended March 31, 2026, the Company renewed its existing one-year contract for an additional one-year contractual term valued at $0.5 million. During the year ended March 31, 2026, the Company paid $0.7 million for services rendered to this vendor.
13. Subsequent Events
Under the terms of the 2024 Credit Agreement, the Company has the right to prepay the 2024 Term Loan at any time without any premium or penalty. On April 10, 2026, the Company paid $14.5 million of quarterly principal payments due under the 2024 Term Loan, of which $12.5 million of this short-term principal debt repayment is accounted for as a partial debt extinguishment transaction. As a result, the recognition of any associated unamortized debt discount and issuance costs of the 2024 Term Loan will be recognized within other income (expense), net, in the consolidated statement of operations for the three months ended June 30, 2026. The remaining principal amount of the 2024 Term Loan after the repayments is $107.5 million. The Company has $25.0 million of mandatory principal payments remaining due for fiscal 2027, and the next quarterly payment is due on December 31, 2026.

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
Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, as of March 31, 2026. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of March 31, 2026, our disclosure controls and procedures were effective.
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
Based on our assessment, management has concluded that its internal control over financial reporting was effective as of March 31, 2026.
Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risks that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
Grant Thornton LLP, an independent registered public accounting firm, has audited and reported on the consolidated financial statements of 8x8 and on the effectiveness of our internal control over financial reporting. The report of Grant Thornton LLP is contained in Item 8 of this Annual Report.

Report of Independent Registered Public Accounting Firm
Board of Directors and Stockholders
8x8, Inc.
Opinion on internal control over financial reporting
We have audited the internal control over financial reporting of 8x8, Inc. (a Delaware corporation) and subsidiaries (the “Company”) as of March 31, 2026, based on criteria established in the 2013 Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of March 31, 2026, based on criteria established in the 2013 Internal Control—Integrated Framework issued by COSO.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the consolidated financial statements of the Company as of and for the year ended March 31, 2026, and our report dated May 22, 2026 expressed an unqualified opinion on those financial statements.
Basis for opinion
The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.
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
/s/ GRANT THORNTON LLP
Bellevue, Washington
May 22, 2026

ITEM 9B. Other Information
None of our directors or officers (as defined in Rule 16a-1(f) under the Exchange Act) adopted or terminated a Rule 10b5-1 trading arrangement or a non-Rule 10b5-1 trading arrangement (as defined in Item 408(c) of Regulation S-K) during the three months ended March 31, 2026.
On May 20, 2026, our board of directors adopted the 8x8, Inc. Executive Incentive Compensation Plan (the “Bonus Plan”). Under the Bonus Plan, each of the Company’s executive officers is eligible to receive bonus awards, which are generally payable in cash, based on performance against pre-established goals. The Bonus Plan is administered by the Compensation Committee of the board of directors (the “Compensation Committee”), provided that approval of awards to our Chief Executive Officer is subject to approval by the board of directors. Unless otherwise determined by the Compensation Committee, Bonus Plan participants must generally remain continuously employed by us through the bonus payment date to be eligible to receive a bonus. The foregoing summary of the Bonus Plan does not purport to be complete and is qualified in its entirety by the text of the full Bonus Plan, which is attached as Exhibit 10.21 hereto.
On May 20, 2026, our board of directors approved the performance periods, metrics and targets for the Bonus Plan for fiscal 2027. For fiscal 2027, performance will be measured and bonuses will be payable on a semi-annual basis for the first six months and the last six months of the fiscal year. For fiscal 2027, executive officers are eligible to earn bonus payments in amounts ranging from 0% to 110% of the executive officer’s semi-annual target bonus amount (which is 50% of such executive officer’s full year target bonus amount). For all executive officers in fiscal 2027, the Company's financial performance targets consist of a service revenue-based target and a non-GAAP operating income target.
ITEM 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections
None.

PART III
Certain information required by Part III is omitted from this Annual Report. The Registrant will file its definitive Proxy Statement for its Annual Meeting of Stockholders pursuant to Regulation 14A of the Exchange Act not later than 120 days after the end of the fiscal year covered by this Annual Report, and certain information included in the 2026 Proxy Statement is incorporated herein by reference.
ITEM 10. Directors, Executive Officers and Corporate Governance
Information regarding our directors and corporate governance will be presented in our definitive proxy statement for our 2026 Annual Meeting of Stockholders to be held on or about August 3, 2026, which information is incorporated into this Annual Report by reference.
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
We have adopted an insider trading policy governing transactions in our securities by our officers, directors, employees, consultants, contractors, and other related individuals of 8x8 and its subsidiaries. We believe this policy is reasonably designed to promote compliance with insider trading laws, rules and regulations, and the Nasdaq listing standards. A copy of our insider trading policy is filed as Exhibit 19.1 to this Annual report.
ITEM 11. Executive Compensation
Information relating to executive compensation will be presented in our definitive proxy statement for our 2026 Annual Meeting of Stockholders to be held on or about August 3, 2026, which information is incorporated into this Annual Report by reference.
ITEM 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
Information relating to securities authorized for issuance under equity compensation plans and other information required to be provided in response to this item will be presented in our definitive proxy statement for our 2026 Annual Meeting of Stockholders to be held on or about August 3, 2026, which information is incorporated into this Annual Report by reference. In addition, descriptions of our equity compensation plans are set forth in Note 9, Stock-Based Compensation and Stockholders' Equity, in the Notes to Consolidated Financial Statements included in this Annual Report.
ITEM 13. Certain Relationships and Related Transactions and Director Independence
Information required to be provided in response to this item will be presented in our definitive proxy statement for our 2026 Annual Meeting of Stockholders to be held on or about August 3, 2026, which information is incorporated into this Annual Report by reference.
ITEM 14. Principal Accountant Fees and Services
Information required to be provided in response to this item will be presented in our definitive proxy statement for our 2026 Annual Meeting of Stockholders to be held on or about August 3, 2026, which information is incorporated into this Annual Report by reference.

PART IV
ITEM 15. Exhibits and Financial Statement Schedules
(a) Financial Statement and Schedules
The financial statements are set forth under Part II, Item 8 of this Annual Report, as indexed below. Financial statement schedules have been omitted since they either are not required, not applicable, or the information is otherwise included.

(b) Exhibits.
The following exhibits are included herein or incorporated herein by reference.

		Incorporated by Reference
Exhibit Number	Exhibit Description	Company Form	Filing Date	Exhibit Number	Filed Herewith
2.1	Agreement and Plan of Merger, dated as of November 30, 2021, by and among 8x8, Inc., Eagle Merger Sub, LLC, Fuze, Inc. and Shareholder Representative Services LLC, as the Seller Agent+	8-K	12/1/2021	2.1
3.1	Restated Certificate of Incorporation of Registrant, dated August 22, 2012	10-K	5/28/2013	3.1
3.2	Certificate of Amendment to the Restated Certificate of Incorporation of Registrant, dated as of July 12, 2022	8-K	7/13/2022	3.1
3.3	Amended and Restated By-Laws of 8x8, Inc.	8-K	7/28/2015	3.2
4.1	Description of Capital Stock				X
4.2	Indenture, dated as of August 11, 2022, by and between 8x8 Inc. and Wilmington Trust, National Association, as trustee.	8-K	8/16/2022	4.1
4.3	Form of 4.00% Convertible Senior Notes due 2028 (included in Exhibit 4.1)	8-K	8/16/2022	4.2
10.1	Form of Indemnification Agreement for Directors and Certain Officers*	10-Q	7/31/2015	10.3
10.2	Amended and Restated 2017 Executive Change-In-Control and Severance Policy*	10-Q	8/5/2021	10.1
10.3	8x8, Inc. Amended and Restated 2022 Equity Incentive Plan*	S-8	8/4/2025	10.1
10.4	Form of Stock Option Agreement under the 8x8, Inc. 2022 Equity Incentive Plan*	S-8	7/15/2022	10.2
10.5	Form of Notice of Grant of Restricted Stock Unit Award and Agreement under the 8x8, Inc. 2022 Equity Incentive Plan*	S-8	7/15/2022	10.3
10.6	8x8, Inc. Amended and Restated 2012 Equity Incentive Plan, effective July 27, 2020*	10-Q	10/29/2020	10.1
10.7	Form of Stock Option Agreement under the 8x8, Inc. Amended and Restated 2012 Equity Incentive Plan*	S-8	8/28/2012	10.20
10.8	Form of Notice of Grant of Restricted Stock Unit Award and Agreement under the 8x8, Inc. Amended and Restated 2012 Equity Incentive Plan*	10-Q	10/29/2020	10.5
10.9	8x8, Inc. Amended and Restated 1996 Employee Stock Purchase Plan*	S-8	8/4/2025	10.2
10.10	8x8, Inc. Amended and Restated 2017 New Employee Inducement Incentive Plan*	S-8	2/5/2025	10.1
10.11	Form of Stock Option Agreement under the 8x8, Inc. Amended and Restated 2017 New Employee Inducement Incentive Plan*	S-8	11/2/2017	10.24
10.12	Form of Notice of Grant of Restricted Stock Unit Award and Agreement under the 8x8, Inc. Amended and Restated 2017 New Employee Inducement Incentive Plan*	S-8	11/2/2017	10.25
10.13	CEO Promotion Letter, dated May 26, 2023, between 8x8, Inc. and Samuel Wilson*	8-K	5/31/2023	10.1
10.14	CFO Promotion Letter, dated June 5, 2023, between 8x8, Inc. and Kevin Kraus*	8-K	6/6/2023	10.1
10.15	Promotion Letter, dated December 8, 2022, between 8x8, Inc. and Laurence Denny*	10-K	5/25/2023	10.20
10.16	Employment Agreement, dated April 6, 2022, between 8x8, Inc. and Suzy Seandel*	10-K	5/25/2023	10.21
10.17	Form of Exchange Agreement for the 4.00% Convertible Senior Notes due 2028	8-K	8/4/2022	10.1
10.18	Form of Warrants to Purchase Common Stock	8-K	8/4/2022	10.3

Incorporated by Reference
Exhibit Number	Exhibit Description	Company Form	Filing Date	Exhibit Number	Filed Herewith
10.19	Term Loan Credit Agreement, dated as of July 11, 2024, by and among 8x8, Inc., Wells Fargo Bank, National Association, as administrative agent, and the lenders party thereto	8-K	7/15/2024	10.1
10.20	First Amendment, dated as of July 29, 2025, to the Term Loan Credit Agreement, dated as of July 11, 2024, by and among 8x8, Inc., Wells Fargo Bank, National Association, as administrative agent, and the lenders party thereto	8-K	8/5/2025	10.1
10.21	Executive Incentive Compensation Plan				X
10.22	Employment Transition and Separation Agreement, dated as of April 14, 2026, by and between 8x8, Inc. and Suzy Seandel				X
19.1	Insider Trading Policy				X
21.1	Subsidiaries of 8x8, Inc.				X
23.1	Consent of Independent Registered Public Accounting Firm (Grant Thornton LLP)				X
23.2	Consent of Independent Registered Public Accounting Firm (Baker Tilly US, LLP)				X
24.1	Power of Attorney (included in signature page)				X
31.1	Certification of Chief Executive Officer of the Registrant pursuant to Rule 13a-14				X
31.2	Certification of Chief Financial Officer of the Registrant pursuant to Rule 13a-14				X
32.1	Certification of Chief Executive Officer of the Registrant pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002**				X
32.2	Certification of Chief Financial Officer of the Registrant pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002**				X
97.1	8x8, Inc. Clawback Policy, effective October 24, 2023*	10-K	5/21/2024	97
101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.				X
101.SCH	XBRL Taxonomy Schema Linkbase Document				X
101.CAL	XBRL Taxonomy Calculation Linkbase Document				X
101.DEF	XBRL Taxonomy Definition Linkbase Document				X
101.LAB	XBRL Taxonomy Labels Linkbase Document				X
101.PRE	XBRL Taxonomy Presentation Linkbase Document				X
104	Cover Page Interactive Data File. Formatted as inline XBRL and contained in Exhibit 101.				X
+    Certain schedules and exhibits to this agreement have been omitted in accordance with Item 601(b)(2) of Regulation S-K. A copy of any omitted schedule and/or exhibit will be furnished to the Securities and Exchange Commission on request.
*    Indicates management contract or compensatory plan or arrangement.
**    Indicates exhibit is furnished with this report and is not deemed "filed" for purposes of Section 18 of the Exchange Act and is not incorporated by reference into any filing under the Securities Act or the Exchange Act.
ITEM 16. Form 10-K Summary
None.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant, 8x8, Inc., a Delaware corporation, has duly caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Campbell, State of California, on May 22, 2026.

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
Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report on Form 10-K has been signed by the following persons in the capacities and on the date indicated:

Signature	Title	Date

/s/ Samuel Wilson Samuel Wilson	Chief Executive Officer and Director (Principal Executive Officer)	May 22, 2026

/s/ Kevin Kraus Kevin Kraus	Chief Financial Officer (Principal Financial Officer)	May 22, 2026

/s/ Suzy Seandel Suzy Seandel	Chief Accounting Officer (Principal Accounting Officer and Duly Authorized Officer)	May 22, 2026

/s/ Jaswinder Pal Singh Jaswinder Pal Singh	Chairman and Director	May 22, 2026

/s/ Monique Bonner Monique Bonner	Director	May 22, 2026

/s/ Andrew Burton Andrew Burton	Director	May 22, 2026

/s/ Todd Ford Todd Ford	Director	May 22, 2026

/s/ Alison Gleeson Alison Gleeson	Director	May 22, 2026

/s/ John Pagliuca John Pagliuca	Director	May 22, 2026

/s/ Elizabeth Theophille Elizabeth Theophille	Director	May 22, 2026