Form 10-Q
period 2026-06-30
8X8 INC /DE/
filed 2026-08-05
CIK 1023731

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM	10-Q
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2026
or
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
The number of shares of the Registrant's Common Stock outstanding as of July 31, 2026 was 144,435,501.

8X8, INC.
INDEX TO QUARTERLY REPORT ON FORM 10-Q
FOR THE QUARTER ENDED JUNE 30, 2026

Forward-Looking Statements and Risk Factors
Statements contained in this quarterly report on Form 10-Q, or this "Quarterly Report", regarding our expectations, beliefs, estimates, intentions or strategies are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933 (the "Securities Act"), and Section 21E of the Securities Exchange Act of 1934 (the "Exchange Act"), in each case, as amended from time to time. Any statements contained herein that are not statements of historical fact may be deemed to be forward-looking statements. For example, words such as "may," "will," "should," "estimates," "predicts," "potential," "continue," "strategy," "believes," "anticipates," "plans," "expects," "intends," “opportunity,” and similar expressions are intended to identify forward-looking statements.
Forward-looking statements contained in this Quarterly Report include, but are not limited to, statements about: our future financial performance, including revenue, margins, and operating expenses; trends in our business and the technology industry; the sufficiency of our cash, cash equivalents, investments, and operating cash flows to meet our liquidity needs; our ability to service and refinance our debt; our market position, opportunity, and growth strategy; our ability to compete successfully; our product strategy, innovation efforts and evolving artificial intelligence ("AI") capabilities; our ability to operate under evolving macroeconomic conditions, including geopolitical instability, tariffs, inflationary pressures, increased interest rates, supply chain disruptions, decreased economic output, and currency volatility; our ability to attract and retain customers; our ability to expand into new markets and internationally; our ability to manage growth and future expenses; and the impact of recent accounting pronouncements on our consolidated financial statements.
Forward-looking statements may appear throughout this Quarterly Report, including in the section entitled: “Management’s Discussion and Analysis of Financial Condition and Results of Operations” (Part I, Item 2). We describe risks and uncertainties that could impact forward-looking statements or cause actual results and events to differ materially in the sections entitled “Risk Factors,” “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and “Quantitative and Qualitative Disclosures About Market Risk” (Part II, Item 7A of our Annual Report on Form 10-K for the fiscal year ended March 31, 2026, as filed with the Securities and Exchange Commission (the "SEC") on May 22, 2026 (the "Form 10-K")). All forward-looking statements included in this Quarterly Report are based on information available to us on the date hereof, and we assume no obligation to update any such forward-looking statements. Readers are urged to carefully review and consider the various disclosures made in this Quarterly Report, which attempts to advise interested parties of the risks and factors that may affect our business, financial condition, results of operations and prospects.
Our fiscal year ends on March 31 of each calendar year. Each reference to a fiscal year in this Quarterly Report refers to the fiscal year ended March 31 of the calendar year indicated (for example, fiscal 2027 refers to the fiscal year ending March 31, 2027). Unless the context requires otherwise, references to "we," "us," "our," "8x8," and the "Company" refer to 8x8, Inc. and its consolidated subsidiaries. All dollar amounts within this Quarterly Report are in thousands of United States Dollars ("Dollars") unless otherwise noted.

PART I. FINANCIAL INFORMATION
ITEM 1. Financial Statements
8X8, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited, in thousands, except per share amounts)

	June 30, 2026	March 31, 2026
ASSETS
Current assets:
Cash and cash equivalents	$90,595	$93,260
Restricted cash	1,707	1,702
Accounts receivable, net	70,428	57,004
Deferred contract acquisition costs	23,174	25,193
Other current assets	37,809	32,650
Total current assets	223,713	209,809
Property and equipment, net	44,552	45,821
Operating lease, right-of-use assets	28,184	26,672
Intangible assets, net	53,776	57,589
Goodwill	276,408	276,372
Deferred contract acquisition costs, non-current	34,235	34,562
Other assets, non-current	11,938	11,996
Total assets	$672,806	$662,821

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$38,121	$36,714
Accrued and other liabilities	92,065	69,867
Operating lease liabilities	10,693	10,357
Deferred revenue	35,334	36,699
Term loan, current	37,277	39,218
Total current liabilities	213,490	192,855
Operating lease liabilities, non-current	39,473	39,100
Deferred revenue, non-current	247	181
Convertible senior notes, non-current	200,091	199,830
Term loan, non-current	69,985	82,431
Other liabilities, non-current	1,703	1,815
Total liabilities	524,989	516,212
Commitments and contingencies (Note 7)
Stockholders' equity:
Preferred stock: $0.001 par value, 5,000 shares authorized, none issued and outstanding as of June 30, 2026 and March 31, 2026	—	—
Common stock: $0.001 par value, 300,000 shares authorized, 143,970 shares and 141,164 shares issued and outstanding as of June 30, 2026 and March 31, 2026, respectively	144	141
Additional paid-in capital	1,041,051	1,038,745
Accumulated other comprehensive loss	(6,105)	(6,204)
Accumulated deficit	(887,273)	(886,073)
Total stockholders' equity	147,817	146,609
Total liabilities and stockholders' equity	$672,806	$662,821
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

8X8, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
(Unaudited, in thousands, except per share amounts)

	Three Months Ended June 30,
	2026	2025
Service revenue	$185,346	$176,308
Other revenue	4,824	5,053
Total revenue	190,170	181,361
Cost of service revenue	67,635	53,822
Cost of other revenue	6,164	7,099
Total cost of revenue	73,799	60,921
Gross profit	116,371	120,440
Operating expenses:
Research and development	28,406	28,364
Sales and marketing	58,750	68,184
General and administrative	24,836	23,327
Total operating expenses	111,992	119,875
Income from operations	4,379	565
Interest expense	(4,179)	(3,968)
Other income (expense), net	(408)	364
Loss before provision for income taxes	(208)	(3,039)
Provision for income taxes	992	1,276
Net loss	$(1,200)	$(4,315)
Net loss per share:
Basic and diluted	$(0.01)	$(0.03)
Weighted average number of shares:
Basic and diluted	141,973	134,809
Comprehensive income (loss)
Net loss	$(1,200)	$(4,315)
Foreign currency translation adjustment	99	6,258
Comprehensive income (loss)	$(1,101)	$1,943
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

8X8, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(Unaudited, in thousands)

	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total
	Shares	Amount
Balance at March 31, 2026	141,164	$141	$1,038,745	$(6,204)	$(886,073)	$146,609
Issuance of common stock under stock plans	3,654	4	(4)	—	—	—
Common shares withheld for settlement of taxes in connection with equity-based compensation	(848)	(1)	(1,683)	—	—	(1,684)
Stock-based compensation expense	—	—	3,993	—	—	3,993
Foreign currency translation adjustment	—	—	—	99	—	99
Net loss	—	—	—	—	(1,200)	(1,200)
Balance at June 30, 2026	143,970	$144	$1,041,051	$(6,105)	$(887,273)	$147,817

	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total
	Shares	Amount
Balance at March 31, 2025	134,355	$134	$1,018,902	$(9,111)	$(887,721)	$122,204
Issuance of common stock under stock plans	2,692	3	(3)	—	—	—
Common shares withheld for settlement of taxes in connection with equity-based compensation	(300)	—	(489)	—	—	(489)
Repurchase of common stock	(1,000)	(1)	(1,847)	—	—	(1,848)
Stock-based compensation expense	—	—	6,380	—	—	6,380
Foreign currency translation adjustment	—	—	—	6,258	—	6,258
Net loss	—	—	—	—	(4,315)	(4,315)
Balance at June 30, 2025	135,747	$136	$1,022,943	$(2,853)	$(892,036)	$128,190
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

8X8, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited, in thousands)

	Three Months Ended June 30,
	2026	2025
Cash flows from operating activities:
Net loss	$(1,200)	$(4,315)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation	1,410	1,690
Amortization of intangible assets	3,835	3,501
Amortization of capitalized internal-use software costs	2,856	2,673
Amortization of debt discount and issuance costs	330	336
Amortization of deferred contract acquisition costs	7,051	8,956
Allowance for credit losses	607	290
Operating lease expense, net of accretion	2,595	2,854
Stock-based compensation expense	4,055	6,352
Loss on debt extinguishment	44	81
Gain on remeasurement of warrants	(71)	(209)
Other	188	(368)
Changes in assets and liabilities:
Accounts receivable, net	(14,407)	(9,503)
Deferred contract acquisition costs	(4,611)	(4,471)
Other current and non-current assets	(9,273)	(2,997)
Accounts payable and accrued liabilities	24,979	3,347
Deferred revenue	(1,354)	3,656
Net cash provided by operating activities	17,034	11,873
Cash flows from investing activities:
Purchases of property and equipment	(694)	(377)
Capitalized internal-use software costs	(2,225)	(4,039)
Payments for other investing activities	(229)	—
Net cash used in investing activities	(3,148)	(4,416)
Cash flows from financing activities:
Repurchase of common stock	—	(1,848)
Repayment of principal on term loan	(14,500)	(15,000)
Other financing activities	(1,684)	(489)
Net cash used in financing activities	(16,184)	(17,337)
Effect of exchange rate changes on cash	(362)	2,788
Net decrease in cash and cash equivalents	(2,660)	(7,092)
Cash, cash equivalents and restricted cash, beginning of year	94,962	89,324
Cash, cash equivalents and restricted cash, end of period	$92,302	$82,232

Supplemental disclosures of cash flow information:
Interest paid	$1,806	$2,567
Income taxes paid	$479	$574
Payables and accruals for property and equipment	$80	$21
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
Basis of Presentation and Consolidation
The accompanying condensed consolidated financial statements are unaudited and have been prepared in accordance with U.S. generally accepted accounting principles ("U.S. GAAP") and regulations of the Securities and Exchange Commission ("SEC") regarding interim financial reporting. Accordingly, certain information and disclosures normally included in the Company's annual consolidated financial statements prepared in accordance with U.S. GAAP have been condensed or omitted. These condensed consolidated financial statements should be read in conjunction with the Company's audited consolidated financial statements as of and for the fiscal year ended March 31, 2026 and notes thereto included in the Form 10-K.
The unaudited condensed consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All material intercompany accounts and transactions have been eliminated in consolidation. The Company conducts its operations through one operating and reportable segment.
In the opinion of the Company's management, these condensed consolidated financial statements reflect all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair statement of the Company's financial position, results of operations and cash flows for the periods presented. The results of operations for the interim periods presented are not necessarily indicative of the results to be expected for any subsequent quarter or for the entire year ending March 31, 2027.
Use of Estimates
The preparation of the condensed consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities and equity, disclosure of contingent assets and liabilities at the date of the condensed consolidated financial statements, and the reported amounts of revenues and expenses during the reporting period. On an ongoing basis, the Company evaluates its estimates, including, but not limited to, those related to revenue recognition, current expected credit losses, returns reserve for expected cancellations, fair value of and/or potential impairment of goodwill and value and useful life of long-lived assets (including intangible assets and right-of-use assets), capitalized internal-use software costs, benefit period for deferred contract acquisition costs, stock-based compensation, incremental borrowing rate used to calculate operating lease liabilities, convertible senior notes fair value, litigation, and other contingencies. The Company bases its estimates on known facts and circumstances, historical experience, and various other assumptions. Actual results could differ from those estimates under different assumptions or conditions.
Significant Accounting Policies
There have been no material changes from the significant accounting policies previously disclosed in Part II, Item 8 of the Form 10-K, except for the following:
Net Income (Loss) Per Share
Basic net income (loss) per share is computed by dividing net income (loss) available to stockholders (numerator) by the weighted average number of vested, unrestricted shares of common stock outstanding during the period (denominator). Diluted net income per share is computed on the basis of the weighted average number of shares of common stock, plus the effect of dilutive potential shares of common stock outstanding during the period. Dilutive potential shares of common stock from stock options, shares under the Amended and Restated 1996 Employee Stock Purchase Plan (the "ESPP"), Restricted Stock Units ("RSUs"), Performance Stock Units ("PSUs") and warrants are computed using the treasury stock method. Potential shares of common stock attributable to the Company's convertible senior notes due 2028 (the "2028 Notes") as discussed below in Note 8, Convertible Senior Notes and Term Loan, are evaluated using the if-converted method, which requires testing both cash and share settlement assumptions and applying the more dilutive result. For periods where a net loss was recognized, basic and diluted net loss per share are the same, as the effect of potential shares of common stock would be anti-dilutive.

Change in Reporting Presentation
The Company has revised its anti-dilutive shares disclosure for the three months ended June 30, 2025 to include approximately 28.2 million potential shares of common stock attributable to its 2028 Notes. These shares are anti-dilutive in all periods presented under the if-converted method. This revision had no impact on basic or diluted net loss per share and the condensed consolidated financial statements for any period presented. See Note 11, Net Loss Per Share, for further details.
Recently Adopted Accounting Pronouncements
In November 2024, the FASB issued ASU 2024-04, Debt - Debt with Conversion and Other Options (Subtopic 470-20): Induced Conversions of Convertible Debt Instruments, which clarifies whether the induced conversion guidance can be applied to the settlement of a convertible debt instrument that does not require the issuance of equity securities upon conversion. This update is effective for annual reporting periods beginning after December 15, 2025, and interim reporting periods within those annual reporting periods. The Company has adopted ASU 2024-04 on a prospective basis, and this ASU does not have a material impact on the condensed consolidated financial statements.
In July 2025, the FASB issued ASU 2025-05, Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses for Accounts Receivable and Contract Assets, providing a practical expedient to calculating current expected credit loss by assuming that the current conditions as of the balance sheet date will not change for the remaining life of the asset. This expedient can only be applied to current accounts receivable and current contract assets. This update is effective for annual reporting periods beginning after December 15, 2025, and interim periods within those annual reporting periods, and this update is applied prospectively. The Company has elected the expedient and adopted ASU 2025-05 on a prospective basis during the three months ended June 30, 2026. This ASU does not have a material impact on the condensed consolidated financial statements.
Recently Issued Not Yet Adopted Accounting Pronouncements
In November 2024, the FASB issued ASU 2024-03, Disaggregation of Income Statement Expenses (Topic 220): Income Statement - Reporting Comprehensive Income - Expense Disaggregation Disclosures, and issued subsequent amendments to the implementation guidance (including ASU 2025-01), which requires companies to disclose additional information about specific expense categories in the notes to financial statements. This guidance will be effective for the Company's annual disclosures beginning for the fiscal year ending March 31, 2028 and for interim period disclosures beginning in the fiscal year ending March 31, 2029. The Company is currently evaluating the impact this guidance will have on the presentation of its condensed consolidated financial statements and accompanying notes.
In September 2025, the FASB issued ASU 2025-06, Intangibles - Goodwill and Other - Internal-Use Software (Subtopic 350-40): Targeted Improvements to the Accounting for Internal-Use Software, which updates the accounting model by replacing the project stage approach with a probable-to-complete threshold, relocates website development guidance into Subtopic 350-40, and requires enhanced disclosures for capitalized software costs. This guidance will be effective for the Company's interim and annual disclosures beginning for the fiscal year ending March 31, 2029. The Company is currently evaluating the impact this guidance will have on its condensed consolidated financial statements and accompanying notes.
There have been no other recent accounting pronouncements, changes in accounting pronouncements or recently adopted accounting guidance during the three months ended June 30, 2026 that are of significance or potential significance to us.
2. Segment and Revenue Information
Segment Information
The Company operates in and reports its results in a single operating and reportable segment offering SaaS solutions through the Company's Platform for Customer Experience ("CX"), which delivers unified communications-as-a-service ("UCaaS"), contact center-as-a-service ("CCaaS"), and communications platform-as-a-service ("CPaaS"). The Company derives revenue in the United States, United Kingdom and other international geographical locations from service revenue, other revenue and manages the business activities on a consolidated basis.
The Company's Chief Executive Officer ("CEO"), who reviews operating results to make decisions about allocating resources and assessing performance for the entire Company, has been identified as the chief operating decision maker ("CODM"). The CEO manages and reviews financial information presented on a consolidated basis and uses consolidated net income (loss) for purposes of making operating decisions, evaluating operating expenses, assessing financial performance and the allocation of resources. The measure of segment assets is reported on the consolidated balance sheets as total assets. Our CODM does not assess segment performance or make decisions using asset or liability information. The consolidated financial information provided to the CODM, including significant expenses, is presented in a manner consistent with the information already disclosed in the accompanying condensed consolidated financial statements and the notes thereto.

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
The following table sets forth the revenue geographic information based on the billing address of customers for each period (in thousands):

	Three Months Ended June 30,
	2026	2025
United States	$105,801	$113,091
United Kingdom	33,320	30,731
Other International[1]	51,049	37,539
Total revenue	$190,170	$181,361
Service revenue consists of communication services subscriptions and platform usage revenue and related fees from our UCaaS, CCaaS and CPaaS offerings. Subscription, platform usage, and other revenue were as follows (in thousands):

	Three Months Ended June 30,
	2026	2025
Service revenue
Subscription revenue	$137,429	$146,921
Platform usage revenue	47,917	29,387
Total service revenue	185,346	176,308
Other revenue	4,824	5,053
Total revenue	$190,170	$181,361
Contract Balances
The following table provides amounts of contract assets and deferred revenue from contracts with customers (in thousands):

	June 30, 2026	March 31, 2026
Contract assets, current (component of Other current assets)	$7,105	$6,113
Contract assets, non-current (component of Other non-current assets)	5,743	6,356
Deferred revenue, current	35,334	36,699
Deferred revenue, non-current	247	181
Contract assets are recorded for contract consideration not yet invoiced but for which the performance obligations are completed. Contract assets, net of allowances for credit losses, are included in other current assets or other assets in the Company's condensed consolidated balance sheets, depending on if their reduction will be recognized during the succeeding twelve-month period or beyond. The allowance applied to our contract assets as of June 30, 2026 and March 31, 2026 and the activity in this account, including the current-period provision for expected credit losses for the three months ended June 30, 2026, was not material. As of March 31, 2025, contract assets, current and non-current were $7.0 million and $7.3 million, respectively. Accounts receivable, net, which also represents a contract balance arising from contracts with customers, including trade accounts receivable and unbilled trade accounts receivable, is disclosed in Note 4, Financial Statement Components.
The change in contract assets was primarily driven by the recognition of revenue for the fulfillment of performance obligations in advance of billing. The change in deferred revenue was primarily driven by the recognition of subscription and professional services revenue on previously invoiced non-monthly contracts, partially offset by new non-monthly invoices billed during the period. As of March 31, 2025, deferred revenue, current and non-current, was $37.8 million and $0.7 million, respectively. During the three months ended June 30, 2026 and June 30, 2025, the Company recognized revenue of approximately $18.2 million and $16.5 million that was included in deferred revenue at the beginning of the fiscal year, respectively.
1 No individual country within "Other International" represented 10% or more of the Company’s total revenue for the three months ended June 30, 2026 or 2025.

Remaining Performance Obligations
The Company's subscription terms typically range from one year to five years. Contract revenue from the remaining performance obligations that had not yet been recognized as of June 30, 2026 was approximately $640.0 million. This amount excludes contracts with an original expected length of less than one year. The Company expects to recognize revenue on approximately 88% of the remaining performance obligations over the next 24 months, including approximately 64% of the remaining performance obligations estimated to be recognized within 12 months, and approximately 12% estimated to be recognized over the remainder of the subscription period.
Deferred Contract Acquisition Costs
Deferred sales commissions are considered incremental and recoverable costs of acquiring customer contracts. Amortization of deferred contract acquisition costs for the three months ended June 30, 2026 and 2025 was approximately $7.1 million and $9.0 million, respectively. There were no material write-offs during the three months ended June 30, 2026 and 2025.
The following table provides amounts of deferred contract acquisition costs from contracts with customers (in thousands):

	June 30, 2026	March 31, 2026
Deferred contract acquisition costs	$23,174	$25,193
Deferred contract acquisition costs, non-current	34,235	34,562
3. Fair Value Measurements
Cash, cash equivalents, and available-for-sale investments were as follows (in thousands):

	As of June 30, 2026
	Fair Value	Cash and Cash Equivalents	Restricted Cash (Current and Non-Current)
Cash	$72,402	$70,695	$1,707
Level 1:
Money market funds	19,900	19,900	—
Total assets	$92,302	$90,595	$1,707

	As of March 31, 2026
	Fair Value	Cash and Cash Equivalents	Restricted Cash (Current and Non-Current)
Cash	$74,645	$72,943	$1,702
Level 1:
Money market funds	20,317	20,317	—
Total assets	$94,962	$93,260	$1,702
As of June 30, 2025, cash, cash equivalents and restricted cash of $82.2 million included $81.3 million and $0.9 million of cash and cash equivalents and restricted cash, respectively.
To support its current operations, the Company considers all highly liquid investments with an original maturity of three months or less to be cash equivalents. The restricted cash component is related to accrued holdbacks for business combinations.
The Company uses the Black-Scholes option-pricing valuation model to value its detachable warrants from inception and at each reporting period. During the three months ended June 30, 2026, the Company used historical volatility to determine the fair value of the warrants liability due to the low trading volume and moneyness assessment as of June 30, 2026. Changes in the fair values of the detachable warrants liability are recorded as a gain (loss) on warrants remeasurement within other income (expense), net in the condensed consolidated statements of operations and comprehensive income (loss).

The following table presents additional information about valuation techniques and inputs used for the detachable warrants (see Note 8, Convertible Senior Notes and Term Loan) that are measured at fair value and categorized within Level 3 as of June 30, 2026 and March 31, 2026 (dollars in thousands):

	June 30, 2026	March 31, 2026
Estimated fair value of detachable warrants	$161	$233
Unobservable inputs:
Stock volatility	79.4%	78.8%
Risk-free rate	4.0%	3.7%
Expected term	1.1 years	1.3 years
As of June 30, 2026 and March 31, 2026, the estimated fair value of the Company’s convertible senior notes due in 2028 was $186.5 million and $187.7 million, respectively (see Note 8, Convertible Senior Notes and Term Loan). The fair value of the convertible senior notes was determined based on the closing price of each of the securities on the last trading day of the reporting period, and each is Level 2 in the fair value hierarchy due to limited trading activity of the debt instruments. As of June 30, 2026 and March 31, 2026, the carrying value of the Company’s 2024 Term Loan approximates its estimated fair value.
4. Financial Statement Components
Accounts receivable, net consisted of the following (in thousands):

	June 30, 2026	March 31, 2026
Trade accounts receivable	$64,200	$51,191
Unbilled trade accounts receivable	10,744	10,663
Less: allowance for credit losses	(1,449)	(1,253)
Less: allowance for sales reserves	(3,067)	(3,597)
Total accounts receivable, net	$70,428	$57,004
Allowances for credit losses and sales reserves consisted of the following (in thousands):

	Three Months Ended June 30, 2026		Year Ended March 31, 2026
	Credit Losses	Sales Reserves	Credit Losses	Sales Reserves
Beginning balance	$(1,253)	$(3,597)	$(1,898)	$(4,233)
(Reserve) provision	(553)	(1,670)	(548)	(8,110)
Write-offs (recoveries)	357	2,200	1,193	8,746
Ending balance	$(1,449)	$(3,067)	$(1,253)	$(3,597)
The following tables set forth the property and equipment, net, geographic information for each period (in thousands):

	June 30, 2026	March 31, 2026
United States	$40,995	$42,441
International	3,557	3,380
Total property and equipment, net	$44,552	$45,821
Other current assets consisted of the following (in thousands):

	June 30, 2026	March 31, 2026
Prepaid expense	$28,316	$23,556
Contract assets	7,105	6,113
Other current assets	2,388	2,981
Total other current assets	$37,809	$32,650

Accrued and other liabilities consisted of the following (in thousands):

	June 30, 2026	March 31, 2026
Accrued compensation	$23,976	$21,649
Accrued taxes	25,439	23,238
Other accrued liabilities	42,650	24,980
Total accrued and other liabilities	$92,065	$69,867
Other income (expense), net consisted of the following (in thousands):

	Three Months Ended June 30,
	2026	2025
Loss on debt extinguishment	$(44)	$(81)
Gain on warrants remeasurement	71	209
Interest income	467	476
Other expense	(902)	(240)
Other income (expense), net	$(408)	$364
5. Intangible Assets and Goodwill
The carrying value of intangible assets consisted of the following (in thousands):

	June 30, 2026				March 31, 2026
	Weighted Average Remaining Useful Life (in years)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Customer relationships	4.6	$106,343	$(55,677)	$50,666	$106,342	$(52,673)	$53,669
Developed technology	2.6	50,079	(46,969)	3,110	50,063	(46,177)	3,886
Trade names and domains	0.0	671	(671)	—	671	(637)	34
Total acquired identifiable intangible assets		$157,093	$(103,317)	$53,776	$157,076	$(99,487)	$57,589
At June 30, 2026, annual amortization of intangible assets, based upon existing intangible assets and current useful lives, is estimated to be the following (in thousands):

Remainder of fiscal 2027	$9,251
2028	12,328
2029	12,149
2030	11,135
2031	8,913
Total	$53,776
The following table provides a summary of the changes in the carrying amounts of goodwill (in thousands):

Balance as of March 31, 2026	$276,372
Foreign currency translation	36
Balance as of June 30, 2026	$276,408

6. Leases
The components of lease expense were as follows (in thousands):

	Three Months Ended June 30,
	2026	2025
Operating lease expense	$2,595	$2,854
Variable lease expense	$1,122	$950
The supplemental cash flow information related to leases was as follows (in thousands):

	Three Months Ended June 30,
	2026	2025
Cash outflows from operating leases	$3,194	$3,502
Short-term lease expense was immaterial during the three months ended June 30, 2026 and 2025.
The following table presents supplemental lease information:

	June 30, 2026	March 31, 2026
Weighted average remaining lease term	4.4 years	4.5 years
Weighted average discount rate	4.7%	4.6%
The following table presents maturity of lease liabilities under the Company's noncancelable operating leases as of June 30, 2026 (in thousands):

Remainder of fiscal 2027	$9,565
2028	12,436
2029	12,412
2030	12,000
2031	8,883
Total lease payments	55,296
Less: imputed interest	(5,130)
Present value of lease liabilities	$50,166
Operating lease liabilities	10,693
Operating lease liabilities, non-current	$39,473
The Company continues to evaluate its leases for potential impairments, noting no impairments during the three months ended June 30, 2026.

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
During the three months ended June 30, 2026, we entered into a $74.0 million noncancelable five-year hosting service contract with a cloud service provider. Under this agreement, $8.1 million remains due during fiscal 2027, $13.9 million will be due during fiscal 2028, $15.8 million will be due during fiscal 2029 and $36.2 million will be due for the remaining contractual term.
During the fiscal year ended March 31, 2026, the Company increased its noncancelable three-year hosting service contract commitment from $24.1 million to $54.0 million. Under this agreement, $6.7 million remains due in fiscal 2027 and $10.0 million will be due in fiscal 2028.
Legal Proceedings
The Company may be involved in various claims, lawsuits, investigations, and other legal proceedings, all in various phases, including intellectual property, commercial, regulatory compliance, securities, and employment matters that arise in the normal course of business. The Company determines whether an estimated loss from a contingency should be accrued by assessing whether a loss is deemed probable and can be reasonably estimated. The Company regularly evaluates current information to determine whether any accruals should be adjusted and whether new accruals are required. Actual claims could settle or be adjudicated against the Company in the future for materially different amounts than the Company has accrued due to the inherently unpredictable nature of litigation. Legal costs are expensed as incurred.
The Company believes it has recorded adequate provisions for any such lawsuits and claims and proceedings as of June 30, 2026. The Company believes that damage amounts claimed in these matters are not meaningful indicators of potential liability. Some of the matters pending against the Company involve potential compensatory, punitive, or treble damage claims or sanctions that, if granted, could require the Company to pay damages or make other expenditures in amounts that could have a material adverse effect on its condensed consolidated financial statements. Given the inherent uncertainties of litigation, the ultimate outcome of the ongoing matters described herein cannot be predicted, and the Company believes it has valid defenses with respect to the legal matters pending against it. Nevertheless, the condensed consolidated financial statements could be materially adversely affected in a particular period by the resolution of one or more of these contingencies.
Federal, State and Local Taxes and Surcharges
From time to time, the Company has received inquiries from a number of federal, state and local taxing agencies with respect to the remittance of sales, use, telecommunications, excise, and income taxes. Several jurisdictions currently are conducting tax audits of the Company's records, all in various phases. The Company collects and/or accrues amounts for all taxes and surcharges that it believes are required. The amounts that have been remitted have historically been within the accruals established by the Company. The Company conducts periodic reviews of the taxability of its services with respect to sales, use, telecommunications or other similar indirect taxes and adjusts its accrual when facts relating to specific exposures warrant such adjustment. A similar review was performed on the taxability of services provided by Fuze, Inc., and it was determined that certain services may be subject to sales, use, telecommunications or other similar indirect taxes in certain jurisdictions. Accordingly, the Company recorded contingent indirect tax liabilities. Based on such assessments, as of June 30, 2026 and March 31, 2026, the Company had accrued contingent indirect tax liabilities of $9.6 million and $9.4 million, respectively.

8. Convertible Senior Notes and Term Loan
Components of the convertible senior notes and term loan were as follows as of June 30, 2026 and March 31, 2026, respectively (in thousands):

	June 30, 2026			March 31, 2026
	2024 Term Loan	2028 Notes	Total	2024 Term Loan	2028 Notes	Total
Principal	$107,500	$201,914	$309,414	$122,000	$201,914	$323,914
Unamortized debt discount and issuance costs	(238)	(1,823)	(2,061)	(351)	(2,084)	(2,435)
Net carrying amount	$107,262	$200,091	$307,353	$121,649	$199,830	$321,479
Current portion of long-term debt	37,277	—	37,277	39,218	—	39,218
Non-current portion of long-term debt	$69,985	$200,091	$270,076	$82,431	$199,830	$282,261
Components of interest expense were as follows for the three months ended June 30, 2026 and 2025, respectively (in thousands):

	Three Months Ended June 30, 2026			Three Months Ended June 30, 2025
	2024 Term Loan	2028 Notes	Total	2024 Term Loan	2028 Notes	Total
Contractual interest expense	$1,830	$2,019	$3,849	$2,539	$2,019	$4,558
Amortization of debt discount and issuance costs[1]	69	261	330	87	249	336
Total debt interest[2]	$1,899	$2,280	$4,179	$2,626	$2,268	$4,894
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
The 2024 Term Loan bears interest at an annual rate equal to the Term Standard Overnight Financing Rate (the "Term SOFR"), plus a margin of either 2.50%, 2.75% or 3.00%, based on the consolidated total net leverage ratio of the Company and its subsidiaries. The initial margin was 3.00% for the fiscal quarter ending September 30, 2024 and remained 3.00% as of June 30, 2026. The Company has the option to pay interest monthly, quarterly, or semi-annually. During the three months ended June 30, 2026, the Company elected monthly interest payment terms resulting in contractual interest expense of $1.8 million. As of June 30, 2026, the debt issuance costs were amortized to interest expense over the term of the 2024 Term Loan at an effective interest rate of 8.61%.
Under the terms of the 2024 Credit Agreement, the Company has the right to prepay the 2024 Term Loan at any time without any premium or penalty. On April 10, 2026, the Company prepaid $14.5 million of quarterly principal payments due under the 2024 Term Loan. The Company completed three principal repayments of the 2024 Term Loan during fiscal 2026 for a total of $30.0 million in aggregate principal amount.
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

As of June 30, 2026, the scheduled minimum principal repayments are $25.0 million in fiscal 2027 (comprised of $12.5 million on each of December 31, 2026 and March 31, 2027) and $82.5 million fiscal 2028 (comprised of $12.5 million on June 30, 2027 and $70.0 million due upon maturity on August 15, 2027). As of June 30, 2026, the Company has paid $22.5 million, $37.5 million, $22.5 million, and $10.0 million of the originally scheduled principal repayments due in fiscal 2025, 2026, 2027, and 2028 respectively, and the remaining principal amount of the 2024 Term Loan after the payments is $107.5 million.
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
These short-term principal debt repayments are accounted for as partial debt extinguishment transactions. The carrying value of the 2024 Term Loan, including the unamortized debt discount and issuance costs, was derecognized. The difference between the cash consideration paid to partially extinguish the 2024 Term Loan and the carrying value of the 2024 Term Loan was recognized as a loss on debt extinguishment included in the loss on debt extinguishment line item recorded in other expense in the condensed consolidated statement of operations. See Note 4, Financial Statement Components, for further details.
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
The 2024 Credit Agreement contains a consolidated interest coverage ratio financial covenant, a maximum consolidated total net leverage ratio financial covenant and a maximum consolidated secured leverage ratio financial covenant, and contains affirmative and negative covenants customary for transactions of this type, including limitations with respect to share repurchases, indebtedness, liens, investments, dividends, disposition of assets, change in business, and transactions with affiliates. As of June 30, 2026, the Company was in compliance with all covenants set forth in the 2024 Credit Agreement.
2022 Term Loan and Warrants
The Company entered into a senior secured term loan facility (the “2022 Term Loan”) under a term loan credit agreement (the “2022 Credit Agreement”) on August 3, 2022 with Wilmington Savings Fund Society, FSB, as administrative agent, and certain affiliates of Francisco Partners ("FP"). On August 5, 2024, the Company repaid the full outstanding principal amount and accrued interest of the 2022 Term Loan using the proceeds of the 2024 Term Loan and cash on hand.
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
The Warrants remain outstanding, with no change in terms in connection with the repayment of the 2022 Term Loan or issuance of the 2024 Term Loan. As of June 30, 2026 and March 31, 2026, the fair value of the Warrants was $0.2 million and $0.2 million, respectively, and was recorded within other liabilities, non-current on the condensed consolidated balance sheets. The subsequent changes in fair value were recorded through other income (expense), net on the Company’s condensed consolidated statement of operations and comprehensive income (loss). See Note 3, Fair Value Measurements, for further details.

2028 Notes

As of June 30, 2026 and March 31, 2026, the Company had $201.9 million aggregate principal amount of 4.00% 2028 Notes, with debt issuance costs of approximately $5.6 million, of which 50% was paid in the form of shares of the Company's common stock. The 2028 Notes are senior obligations of the Company that accrue interest, payable semi-annually in arrears on February 1 and August 1 of each year. The 2028 Notes will mature on February 1, 2028, unless earlier converted, redeemed or repurchased. The initial conversion rate is 139.8064 shares of the Company’s common stock per $1,000 principal amount of the 2028 Notes (equivalent to an initial conversion price of approximately $7.15 per share), subject to customary adjustments. Upon conversion of the 2028 Notes, the Company may elect to satisfy the conversion obligation with cash, shares of the Company’s common stock, or a combination of cash and shares of the Company’s stock. As of June 30, 2026, the Company was in compliance with all covenants set forth in the indenture governing the 2028 Notes. The debt discount and debt issuance costs are amortized to interest expense over the term of the 2028 Notes at an effective interest rate of 4.7%.
9. Stock-Based Compensation and Stockholders' Equity
Common Stock Reserved for Future Issuance
Shares of common stock reserved for future issuance related to outstanding equity awards and employee equity incentive plans as of June 30, 2026 were as follows (in thousands):

Shares of Common Stock Reserved
Stock options outstanding	15
Restricted and performance stock units outstanding	16,582
Shares available under the 2017 Plan	940
Shares available under the 2022 Plan	5,099
Shares available for future issuance under the ESPP	4,425
Total shares of common stock reserved	27,061
2022 Equity Incentive Plan
As of June 30, 2026, 5.1 million shares remained available for future grants under the Amended and Restated 2022 Equity Incentive Plan (the "2022 Plan"). Subsequent to the end of the quarter, shareholders approved an amendment to the 2022 Plan, increasing the number of shares reserved for future issuance by 8.3 million shares. See Note 12, Subsequent Events, for further details.
2017 New Employee Inducement Incentive Plan
As of June 30, 2026, approximately 0.9 million shares remained available for future grants under the Amended and Restated 2017 New Employee Inducement Incentive Plan (the "2017 Plan"). Subsequent to the end of the quarter, the Board of Directors approved an amendment increasing the number of shares reserved for future issuance by 1.2 million shares. See Note 12, Subsequent Events, for further details.
Stock-Based Compensation
The following table presents stock-based compensation expense (in thousands):

	Three Months Ended June 30,
	2026	2025
Cost of service revenue	$174	$273
Cost of other revenue	79	139
Research and development	938	1,390
Sales and marketing	1,171	1,999
General and administrative	1,693	2,551
Total	$4,055	$6,352
The Company accounts for stock-based compensation through the measurement and recognition of compensation expense for share-based payment awards made to employees, directors or consultants over the related requisite service period, including restricted stock, RSUs and PSUs, qualified performance-based awards, and stock grants (all issuable under the Company's equity incentive plans).

As of June 30, 2026, unrecognized stock-based compensation expense by award type and their expected weighted-average recognition periods are summarized as follows (in thousands, except years):

	RSU	PSU	ESPP
Unrecognized stock-based compensation expense	$22,460	$3,261	$250
Weighted-average amortization period	2.2 years	1.5 years	0.8 years
Restricted Stock Units
The following table presents the RSU activity (shares in thousands):

RSUs	Number of Shares	Weighted Average Grant Date Fair Value	Weighted Average Remaining Contractual Term (in Years)
Balance as of March 31, 2026	9,791	$2.00	0.86
Granted	6,360	2.29
Vested and released	(2,716)	2.08
Forfeited	(681)	2.00
Balance as of June 30, 2026	12,754	$2.13	1.25
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
The grant date fair value of market-based PSUs is determined using a Monte Carlo simulation model. Stock-based compensation expense is recognized over the requisite service period, regardless of whether the market condition is ultimately achieved. During the three months ended June 30, 2026 and 2025, the Company determined that the market conditions were not achieved and therefore no shares have been earned.
Performance-Based PSUs
Performance-based PSUs are granted to certain employees, including executive officers, with vesting based on the achievement of specific financial or operational goals, such as revenue growth or cash flow from operations ("CFFO"). The grant date fair value of performance-based PSUs is valued based on the Company’s stock price at the grant date. Stock-based compensation expense is recognized over the requisite service period based on the number of units expected to vest, which is reassessed during each reporting period based on the Company’s evaluation of the probability of achieving the applicable performance conditions.
The Company determined that the CFFO and revenue targets for the performance period were probable of being achieved and recognized $0.4 million and $0.3 million of related compensation expense for the three months ended June 30, 2026 and 2025, respectively.
The following table presents the PSU activity (shares in thousands):

PSUs	Number of Shares	Weighted Average Grant Date Fair Value	Weighted Average Remaining Contractual Term (in Years)
Balance as of March 31, 2026	3,549	$2.48	0.65
Granted[1]	1,356	2.27
Vested and released	(938)	1.90
Forfeited	(139)	2.56
Balance as of June 30, 2026	3,828	$2.55	1.53
Employee Stock Purchase Plan
As of June 30, 2026, a total of 4.4 million shares remained available for issuance under the ESPP.
1 Represents performance-based PSUs granted based on the achievement of specific financial or operational goals, such as revenue growth or CFFO.

Share Repurchase Program

In May 2017, the Company's board of directors authorized the Company to purchase $25.0 million of its common stock from time to time under the 2017 Repurchase Plan (the "2017 Repurchase Plan"). The 2017 Repurchase Plan expires when the maximum purchase amount is reached, or upon the earlier revocation or termination by the Company's board of directors. During the three months ended June 30, 2025, the Company repurchased 1.0 million shares of common stock in the open market for approximately $1.8 million at an average price of $1.83 per share. The total purchase price of the common stock repurchased and retired was reflected as a reduction to the condensed consolidated stockholders' equity during the repurchase period. The remaining amount of shares of common stock available for repurchase under the 2017 Repurchase Plan as of June 30, 2026 was approximately $5.2 million. During the three months ended June 30, 2026, the Company did not repurchase any shares of common stock under the 2017 Repurchase Plan.
10. Income Taxes
The Company's effective tax rate was (476.9)% and (42.0)% for the three months ended June 30, 2026 and 2025, respectively. The difference between the effective tax rate and the U.S. federal statutory rate was primarily due to the full valuation allowance that the Company maintains against its U.S. deferred tax assets after adjusting for the impact of certain provisions under the One Big Beautiful Bill Act (the "OBBBA"), current tax liabilities of profitable foreign subsidiaries subject to different local income tax rates, and state taxes in the United States. The effective tax rate is calculated by dividing the provision for income taxes by the loss before provision for income taxes.
11. Net Loss Per Share
Basic net loss per share is calculated by dividing net loss by the weighted average number of shares of common stock outstanding during the period, and excludes any dilutive effects of employee stock-based awards and potential shares upon conversion of the convertible senior notes. Diluted net loss per share is computed after giving effect to all potentially dilutive shares of common stock, including the shares of common stock issuable upon the exercise of stock options, vesting of RSUs and PSUs, and shares of common stock issuable upon the conversion of convertible senior notes.
The following is a reconciliation of the weighted average number of common shares outstanding used in calculating basic and diluted net loss per share (in thousands, except per share data):

	Three Months Ended June 30,
	2026	2025
Net loss	$(1,200)	$(4,315)
Weighted average common shares outstanding - basic and diluted	141,973	134,809

Net loss per share - basic and diluted	$(0.01)	$(0.03)
Since the Company was in a loss position for all periods presented, basic net loss per share is equivalent to diluted net loss per share for all periods, as the inclusion of all potential dilutive shares would have had an anti-dilutive effect.
The following potentially dilutive weighted-average common shares were excluded from the calculation of diluted earnings per share because their inclusion would have been anti-dilutive (shares in thousands):

	Three Months Ended June 30,
	2026	2025
Stock options	15	121
Restricted stock units and Performance stock units	2,963	5,689
Potential shares attributable to the ESPP	1,224	1,449
Warrants to purchase common stock	3,100	3,100
Convertible senior notes	28,229	28,229
Total anti-dilutive shares	35,531	38,588
The Company used the if-converted method for calculating any potential dilutive effect of its convertible senior notes for the three months ended June 30, 2026 and 2025. Under this method, the Company calculates diluted earnings per share under both the cash and share settlement assumptions to determine which is more dilutive. If share settlement is more dilutive, the Company calculates diluted earnings per share, assuming that all of the convertible senior notes were converted solely into shares of common stock at the beginning of the reporting period. The potential impact upon the conversion of the convertible senior notes was excluded from the calculation of diluted net loss per share for the three months ended June 30, 2026 and 2025 because the effect would have been anti-dilutive.

12. Subsequent Events
Amendment to 2022 Plan
On August 3, 2026, the shareholders of the Company approved an amendment to the 2022 Plan, which increased the number of shares of the Company's common stock reserved for future issuance by 8.3 million shares.
Amendment to 2017 Plan
On July 29, 2026, the Board of Directors approved an amendment to the 2017 Plan, which increased the number of shares of the Company's common stock reserved for future issuance by 1.2 million shares.

ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our condensed consolidated financial statements and related notes appearing elsewhere in this Quarterly Report. As discussed in the section entitled “Forward-Looking Statements,” the following discussion and analysis contain forward-looking statements that involve risks and uncertainties, as well as assumptions that, if they never materialize or prove incorrect, could cause our results to differ materially from those expressed or implied by such forward-looking statements. Factors that could cause or contribute to these differences include, but are not limited to, those discussed below and elsewhere in this Quarterly Report, and those set forth under the section entitled "Risk Factors" in the Form 10-K for the fiscal year ended March 31, 2026.
Overview
8x8, Inc. is a global provider of integrated customer experience and business communications solutions, purpose-built to unify customer and employee engagement across the enterprise. Our 8x8 Platform for CX combines contact center, business communications, and application programmable interfaces ("APIs") for communications into a single, secure system powered by artificial intelligence ("AI") that delivers seamless, data-driven interactions. Designed for agility and scale, our platform helps businesses eliminate silos, improve operational efficiency, and turn every conversation into actionable intelligence. By aligning technology with measurable outcomes, we empower organizations to transform how they connect, serve, and grow from first interactions to lasting relationships.
We serve a broad customer base, from small businesses to large global enterprises across every major industry. We reach customers through a combination of direct sales and an expanding global network of channel partners. To serve diverse organizations of all sizes, we invest in retaining and growing customers across segments through a service model that scales from AI-powered support for smaller accounts to dedicated customer success resources for our most complex enterprise relationships.
We generate service revenue from subscriptions to our UCaaS and CCaaS offerings, as well as usage of our platform. Our service subscription plans are sold on a per-user basis and are structured with increasing levels of functionality, based on the specific communication needs and customer engagement profile of each user. Platform usage revenue is revenue recognized from sales of products on an as-used basis and includes the use of our communications APIs, digital and voice AI interactions and telephony minutes. Usage revenue increased by 63% in the first quarter of fiscal 2027 as customers increased inbound and outbound engagement strategies using our communication APIs and AI-based interactions.
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
Macroeconomic and Other Factors
We are subject to risks and exposures, including those caused by adverse economic conditions. Macroeconomic conditions that could adversely affect our business include geopolitical instability, tariffs, inflationary pressures, increased interest rates, supply chain disruptions, decreased economic output, and currency volatility. We continuously monitor the impacts of these factors, as well as the overall global economy and geopolitical landscape, on our business and financial results.
While the implications of macroeconomic events on our business, results of operations, and overall financial position remain uncertain, we expect that difficult economic conditions could negatively impact our business in future periods. For example, our installed base includes small businesses, which tend to be disproportionately affected by macroeconomic headwinds. International revenue grew from approximately 38% of total revenue in the first quarter of fiscal 2026 to approximately 44% in the first quarter of fiscal 2027, increasing our exposure to foreign currency fluctuations. However, a significant portion of our international operating expenses is denominated in the same currencies as our international revenue, which partially mitigates the impact of currency movements on profitability. We also continue to monitor the pace of AI adoption across our customer base, which represents both an evolving competitive dynamic and a direct driver of demand for our platform capabilities and usage-based revenue.
Summary and Outlook
In the first quarter of fiscal 2027, we delivered the following financial results:
•Service revenue increased 5% to $185.3 million, compared to $176.3 million in the first quarter of fiscal 2026.
•Gross margin was 61.2%, compared to 66.4% in the first quarter of fiscal 2026.
•Operating income was $4.4 million, compared to $0.6 million in the first quarter of fiscal 2026.
•Net loss was $1.2 million, compared to $4.3 million in the first quarter of fiscal 2026.
•Cash provided by operating activities was $17.0 million, compared to $11.9 million in the first quarter of fiscal 2026.

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
Our investment in research and development has enabled us to introduce new products like 8x8 Engage and 8x8 AI Studio, add capabilities that allow our customers to enhance their employee and customer experiences, and expand integrations within our Technology Partner Ecosystem. We also invested in our global network infrastructure to ensure continued high availability, enhance security, and lower the cost to deliver our services. Our combined investments in our platform and process improvements allow us to deliver tightly integrated solutions around the world that prioritize ease-of-use, out-of-the-box functionality, and rapid deployment. We expect the costs of delivering our communication services and communication APIs, both in total dollars and as a percentage of service revenue, to vary with the amount of service revenue and the mix of subscription and usage revenue within service revenue.
To improve our sales efficiency over time, we are investing in marketing programs to drive awareness for our solutions, training programs and tools to increase productivity in our direct sales, and partner enablement solutions to drive increased cross-sell and new business. We are also devoting resources to expand our community of value-added resellers, who provide implementation services and Tier 1 customer support in addition to sales capacity.
We continue to monitor factors that could have an impact on customer buying behavior and demand, including technological changes in AI-related developments, macroeconomic conditions, the competitive environment, contract duration, churn, upsell and down-sell, renewals, and payment terms, all of which have caused variability in our results and may continue to do so in the future.
Key GAAP Operating Results
To assess the success of our strategies to achieve growth and increase our cash flow, our management reviews our financial performance as presented in our condensed consolidated financial statements, including trends in revenue, gross profit margin, income (loss) from operations, and cash flow generated by operations in absolute dollars and as a percentage of revenue as presented in the following table:

	Fiscal 2027	Fiscal 2026
	Three Months Ended	Three Months Ended
(In thousands, except percentages)	June 30, 2026	March 31, 2026	December 31, 2025	September 30, 2025	June 30, 2025
Service revenue	$185,346	$180,175	$179,682	$179,094	$176,308
% of Total Revenue	97.5%	97.3%	97.1%	97.3%	97.2%
Gross profit	$116,371	$117,053	$118,216	$119,340	$120,440
% of Total Revenue	61.2%	63.2%	63.9%	64.8%	66.4%
Income from operations	$4,379	$3,330	$9,694	$5,349	$565
% of Total Revenue	2.3%	1.8%	5.2%	2.9%	0.3%
Net income (loss)	$(1,200)	$106	$5,090	$767	$(4,315)
% of Total Revenue	(0.6)%	0.1%	2.8%	0.4%	(2.4)%
Net cash provided by operating activities	$17,034	$14,386	$20,692	$8,835	$11,873

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
Cost of Service Revenue
Cost of service revenue consists primarily of costs associated with network operations and related personnel, technology licenses, amortization of intangible assets and capitalized internal use software, other communication origination and termination services provided by third-party carriers, outsourced customer service call center operations, and other costs such as customer service costs and technical support costs. We allocate overhead costs, such as information technology and facilities, to cost of service revenue, as well as to each of the operating expense categories, generally based on relative headcount. Our information technology costs include costs for information technology infrastructure and personnel. Facilities costs primarily consist of office leases and related expenses.
Cost of Other Revenue
Cost of other revenue consists primarily of costs associated with the purchase and shipping and handling of IP telephone hardware, as well as scheduling, personnel costs, and other expenditures incurred in connection with the professional services associated with the deployment and implementation of our products, and allocated information technology and facilities costs.
Research and Development
Research and development expenses consist primarily of personnel and related costs, stock-based compensation, third-party development, software and equipment costs necessary to conduct our product, platform development and engineering efforts, as well as allocated information technology and facilities costs.
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
Other Income (Expense), Net
Other income (expense), net, consists primarily of losses on debt extinguishment, gain on warrant remeasurement, interest income, gains or losses on foreign exchange transactions, as well as other income.
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

Results of Operations
Revenue
Service revenue

	Three Months Ended June 30,
(In thousands, except percentages)	2026	2025	Change
Service revenue	$185,346	$176,308	$9,038	5.1%
Percentage of total revenue	97.5%	97.2%
Three Months Ended
Service revenue increased by $9.0 million, or 5.1%, for the three months ended June 30, 2026, compared to the three months ended June 30, 2025. This change was driven by an increase of $18.5 million in platform usage revenue generated primarily in the Asia-Pacific region, resulting from higher customer consumption volumes of our usage-based offerings, reflecting expanded customer adoption and usage of messaging, minutes and AI-based solutions during the period. This increase was partially offset by a decrease in subscription revenue of $9.5 million related to customer churn and down-sell.
Other revenue

	Three Months Ended June 30,
(In thousands, except percentages)	2026	2025	Change
Other revenue	$4,824	$5,053	$(229)	(4.5)%
Percentage of total revenue	2.5%	2.8%
Three Months Ended
Other revenue decreased by $0.2 million, or 4.5%, for the three months ended June 30, 2026, compared to the three months ended June 30, 2025, due to a decrease in professional service revenue of $0.8 million, partially offset by an increase in product revenue of $0.6 million.
Cost of Revenue
Cost of service revenue

	Three Months Ended June 30,
(In thousands, except percentages)	2026	2025	Change
Cost of service revenue	$67,635	$53,822	$13,813	25.7%
Percentage of service revenue	36.5%	30.5%
Three Months Ended
Cost of service revenue increased by $13.8 million, or 25.7%, for the three months ended June 30, 2026, compared to the three months ended June 30, 2025, primarily due to an increase of $15.8 million in network and carrier service provider costs to deliver our platform usage services and support our capacity needs. These increases were partially offset by decreases of $1.6 million in salaries, benefits and consulting costs, $0.2 million in amortization of intangible assets, and $0.2 million in stock-based compensation.

Cost of other revenue

	Three Months Ended June 30,
(In thousands, except percentages)	2026	2025	Change
Cost of other revenue	$6,164	$7,099	$(935)	(13.2)%
Percentage of other revenue	127.8%	140.5%
Three Months Ended
Cost of other revenue decreased by $0.9 million, or 13.2%, for the three months ended June 30, 2026, compared to the three months ended June 30, 2025, primarily due to a decrease in salaries, benefits, and consulting costs to deliver our professional services.
Gross Profit

	Three Months Ended June 30,
(In thousands, except percentages)	2026	2025	Change
Gross profit	$116,371	$120,440	$(4,069)	(3.4)%
Percentage of total revenue	61.2%	66.4%
Three Months Ended
Gross profit decreased by $4.1 million, or 3.4%, for the three months ended June 30, 2026, compared to the three months ended June 30, 2025, driven by the shift in revenue mix toward usage-based offerings as growth in cost of service revenue outpaced service revenue growth. Generally, usage-based offerings generate higher network and carrier service provider costs per dollar of revenue relative to our subscription-based offerings, resulting in lower gross margin.
Research and development

	Three Months Ended June 30,
(In thousands, except percentages)	2026	2025	Change
Research and development	$28,406	$28,364	$42	0.1%
Percentage of total revenue	14.9%	15.6%
Three Months Ended
Research and development expenses were flat for the three months ended June 30, 2026, compared to the three months ended June 30, 2025, primarily due to decreases of $2.4 million in combined salaries, benefits, and consulting costs necessary to conduct our product, platform development and engineering efforts and $0.5 million in stock-based compensation. These decreases were offset by increases of $2.4 million in capitalization of internally-developed software, software licenses and other costs and $0.5 million in amortization of capitalized software.
Sales and marketing

	Three Months Ended June 30,
(In thousands, except percentages)	2026	2025	Change
Sales and marketing	$58,750	$68,184	$(9,434)	(13.8)%
Percentage of total revenue	30.9%	37.6%
Three Months Ended
Sales and marketing expenses decreased by $9.4 million, or 13.8%, for the three months ended June 30, 2026, compared to the three months ended June 30, 2025, primarily due to decreases of $4.1 million in salaries, benefits, and consulting costs, $3.5 million in channel commissions and amortization of deferred contract acquisition costs, $1.0 million in paid media and other marketing services costs, and $0.8 million in stock-based compensation expense.

General and administrative

	Three Months Ended June 30,
(In thousands, except percentages)	2026	2025	Change
General and administrative	$24,836	$23,327	$1,509	6.5%
Percentage of total revenue	13.1%	12.9%
Three Months Ended
General and administrative expenses increased by $1.5 million, or 6.5%, for the three months ended June 30, 2026, compared to the three months ended June 30, 2025, primarily due to increases of $2.4 million in transaction-related and general corporate costs and $0.5 million in personnel and consulting costs. These increases were partially offset by decreases of $0.9 million in stock-based compensation and $0.5 million in legal and regulatory costs.
Other expense, net
Interest expense

	Three Months Ended June 30,
(In thousands, except percentages)	2026	2025	Change
Interest expense	$(4,179)	$(3,968)	$(211)	5.3%
Percentage of total revenue	(2.2)%	(2.2)%
Three Months Ended
Interest expense increased by $0.2 million, or 5.3%, for the three months ended June 30, 2026, compared to the three months ended June 30, 2025, primarily due to capitalized interest related to property, plant and equipment from general borrowing costs recorded in fiscal 2026. This increase was partially offset by reduced debt interest due to a lower interest rate and principal balance on the 2024 Term Loan. See Note 8, Convertible Senior Notes and Term Loan, for further details.
Other income (expense), net

	Three Months Ended June 30,
(In thousands, except percentages)	2026	2025	Change
Other income (expense), net	$(408)	$364	$(772)	(212.1)%
Percentage of total revenue	(0.2)%	0.2%
Three Months Ended
We recognized $0.4 million of other expense, net during the three months ended June 30, 2026, compared to $0.4 million of other income, net during the three months ended June 30, 2025, primarily due to an increase of $0.7 million in foreign exchange losses and a reduced gain of $0.1 million on the remeasurement of the Warrants issued in connection with the 2022 Term Loan.
Provision for income taxes

	Three Months Ended June 30,
(In thousands, except percentages)	2026	2025	Change
Provision for income taxes	$992	$1,276	$(284)	(22.3)%
Percentage of total revenue	0.5%	0.7%
Three Months Ended
Provision for income taxes decreased by $0.3 million for the three months ended June 30, 2026, compared to the three months ended June 30, 2025, primarily driven by the effects of the OBBBA on federal and state taxes for the three months ended June 30, 2026.

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
Cash and Cash Equivalents
The following is a summary of our cash and cash equivalents (in thousands):

	June 30, 2026	March 31, 2026
Cash and cash equivalents	$90,595	$93,260
Restricted cash, current[1]	1,707	1,702
Total	$92,302	$94,962
(1) Restricted cash is related to accrued holdbacks for business combinations.
Our primary requirements for liquidity and working capital include delivery of our various products to customers, research and development, sales and marketing activities, principal and interest payments on our outstanding debt and other general corporate needs. Historically, these cash requirements have been met from cash provided by operating activities and our cash and cash equivalents balances. Our current capital deployment strategy for fiscal 2027 is to maintain sufficient liquidity to fund our operations and growth initiatives, including planned software development activities, and to pay down our outstanding debt. As of June 30, 2026, we are not party to any off-balance sheet arrangements that have had or are reasonably likely to have a current or future material effect on our financial condition, results of operations, liquidity, capital expenditures, or capital resources. Significant cash requirements for the fiscal year include our operating lease obligations, principal and interest payments related to our debt obligations, and operating and capital purchase commitments. For information regarding our expected cash requirements and timing of payments related to leases and noncancelable purchase commitments, see Note 6, Leases, and Note 7, Commitments and Contingencies, respectively, to the condensed consolidated financial statements. Additionally, refer to Note 8, Convertible Senior Notes and Term Loan, to the condensed consolidated financial statements for more information related to our debt obligations.
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
As of June 30, 2026, our 2028 Notes were trading at a discount to their respective principal amount. We may seek to retire, refinance or purchase our outstanding debt through open-market purchases, privately negotiated transactions or otherwise, which may have an impact on our liquidity requirements. Any such transactions will be dependent upon several factors, including our liquidity requirements, contractual restrictions, prevailing market conditions, and other factors. Whether or not we engage in any such transactions will be determined at our discretion. For historical debt payments, see Note 8, Convertible Senior Notes and Term Loan.
Cash Flows
The following is a summary of our cash flows provided by (used in) operating, investing and financing activities (in thousands):

	Three Months Ended June 30,
	2026	2025
Net cash provided by operating activities	$17,034	$11,873
Net cash used in investing activities	(3,148)	(4,416)
Net cash used in financing activities	(16,184)	(17,337)
Effect of exchange rate changes on cash	(362)	2,788
Net decrease in cash and cash equivalents	$(2,660)	$(7,092)

Cash provided by operating activities increased by $5.2 million to $17.0 million for the three months ended June 30, 2026, primarily due to an increase in cash collected from customers, a decrease in cash paid to vendors, employees and interest on outstanding debt and an increase in other accrued liabilities primarily in the APAC region. Cash used in investing activities decreased by $1.3 million to $3.1 million for the three months ended June 30, 2026, mainly due to a decrease in capitalized internal-use software costs partially offset by an increase in purchases of property and equipment. Cash used in financing activities decreased by $1.2 million to $16.2 million for the three months ended June 30, 2026, mainly due to a repurchase of common stock completed in fiscal 2026 and repayment of the 2024 Term Loan, partially offset by an increase in payments for other activities.
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
The 2024 Term Loan bears interest at an annual rate equal to the Term SOFR, plus a margin of either 2.50%, 2.75% or 3.00% based on the consolidated total net leverage ratio of the Company and its subsidiaries. The initial margin was 3.00% for the fiscal quarter ending September 30, 2024 and remained 3.00% as of June 30, 2026. We have the option to pay interest monthly, quarterly, or semi-annually. During the three months ended June 30, 2026, we elected monthly interest payment terms which resulted in cash payments of $1.8 million. For the three months ending September 30, 2026, we have elected monthly interest payment terms, which will result in cash payments of approximately $1.8 million. As of June 30, 2026, the debt issuance costs were amortized to interest expense over the term of the 2024 Term Loan at an effective interest rate of 8.61%.
Under the terms of the 2024 Credit Agreement, we have the right to prepay the 2024 Term Loan at any time without any premium or penalty. We completed three principal repayments of the 2024 Term Loan during fiscal 2026 for a total of $30.0 million in aggregate principal amount. We completed one principal repayment of the 2024 Term Loan during fiscal 2027 for $14.5 million in aggregate principal amount.
As of June 30, 2026, the scheduled minimum principal repayments are $25.0 million in fiscal 2027 (comprised of $12.5 million on each of December 31, 2026 and March 31, 2027) and $82.5 million fiscal 2028 (comprised of $12.5 million on June 30, 2027 and $70.0 million due upon maturity on August 15, 2027). As of June 30, 2026, we have paid $22.5 million, $37.5 million, $22.5 million, and $10.0 million of the originally scheduled principal repayments due in fiscal 2025, 2026, 2027, and 2028 respectively, and the remaining principal amount of the 2024 Term Loan after the payments is $107.5 million.
These short-term principal debt repayments are accounted for as partial debt extinguishment transactions. The carrying value of the 2024 Term Loan, including the unamortized debt discount and issuance costs, was derecognized. The difference between the cash consideration paid to partially extinguish the 2024 Term Loan and the carrying value of the 2024 Term Loan was recognized as a loss on debt extinguishment included in the loss on debt extinguishment line item recorded in other expense in the condensed consolidated statement of operations and comprehensive income (loss). See Note 4, Financial Statement Components, for further details.
Material Cash Requirements and Other Obligations
As of March 31, 2026, our material cash requirements and other obligations were $69.6 million. During the fiscal year ended March 31, 2026, we increased our noncancelable three-year hosting service contract commitment from $24.1 million to $54.0 million. Under this agreement, $6.7 million remains due in fiscal 2027 and $10.0 million will be due in fiscal 2028. During the three months ended June 30, 2026, we entered into a $74.0 million noncancelable five-year hosting service contract with a cloud service provider. Under this agreement, $8.1 million remains due during fiscal 2027, $13.9 million will be due during fiscal 2028, $15.8 million will be due during fiscal 2029 and $36.2 million will be due for the remaining contractual term. For information regarding our material cash requirements and other obligations, see Item 7, "Management's Discussion and Analysis" in the Form 10-K.
During the three months ended June 30, 2026, we reduced the 2024 Term Loan contractual principal by $14.5 million to $107.5 million. See Note 8, Convertible Senior Notes and Term Loan, for further details.

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
Our consolidated financial statements are prepared in accordance with U.S. generally accepted accounting principles ("U.S. GAAP"). See Note 1, The Company and Significant Accounting Policies, in the notes to the unaudited condensed consolidated financial statements included in this Quarterly Report, which describes the significant accounting policies and methods used in the preparation of our consolidated financial statements. There have been no significant changes during the three months ended June 30, 2026 to our critical accounting policies and estimates previously disclosed in the Form 10-K.
ITEM 3. Quantitative and Qualitative Disclosures About Market Risk
There have been no material changes in our exposures to market risk since March 31, 2026. For details on the Company’s interest rate and foreign currency exchange risks, see Part II, Item 7A, “Quantitative and Qualitative Disclosures About Market Risk” in the Form 10-K.
ITEM 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our Chief Executive Officer ("CEO") and Chief Financial Officer ("CFO"), has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) as of June 30, 2026. Based on this evaluation, our CEO and CFO concluded that, as of June 30, 2026, our disclosure controls and procedures were effective at a reasonable assurance level to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms.
Changes in Internal Control Over Financial Reporting
During the three months ended June 30, 2026, there was no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
Limitations on the Effectiveness of Controls
Our management, including the CEO and CFO, does not expect that our disclosure controls or internal control over financial reporting will prevent all errors and all fraud. A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the control system's objectives will be met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, have been detected.

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
None.
(b) Use of Proceeds from Registered Securities
None.
(c) Issuer Purchases of Equity Securities
None.
ITEM 3. Defaults Upon Senior Securities
None.
ITEM 4. Mine Safety Disclosures
Not applicable.
ITEM 5. Other Information
None of the Company's directors and officers (as defined in Rule 16a-1(f) under the Exchange Act) adopted or terminated a Rule 10b5-1 trading arrangement (as defined in Item 408(c) of Regulation S-K) during the three months ended June 30, 2026, except as noted below:
Andrew Burton, a member of our Board of Directors and a Section 16 director, adopted a Rule 10b5-1 Trading Plan on June 12, 2026, intended to satisfy the affirmative defense of Rule 10b5-1(c) under the Exchange Act. Mr. Burton's Rule 10b5-1 Trading Plan provides for the potential sale, beginning no earlier than September 11, 2026, of up to 107,085 shares of the Company's common stock. The plan is scheduled to expire on October 12, 2026.
Laurence Denny, our Chief Legal Officer, Corporate Secretary, and a Section 16 officer, adopted a Rule 10b5-1 Trading Plan on June 12, 2026, intended to satisfy the affirmative defense of Rule 10b5-1(c) under the Exchange Act. Mr. Denny’s Rule 10b5-1 Trading Plan provides for the potential sale of up to 20,000 shares of the Company’s common stock, plus an additional number of shares that Mr. Denny may receive in connection with his participation in the ESPP. The exact number of these additional shares can only be determined upon the future purchase of shares under the ESPP. The plan is scheduled to expire on May 20, 2027.
Samuel Wilson, our Chief Executive Officer and a Section 16 officer, adopted a Rule 10b5-1 Trading Plan on June 12, 2026, intended to satisfy the affirmative defense of Rule 10b5-1(c) under the Exchange Act. Mr. Wilson’s Rule 10b5-1 Trading Plan provides for the potential sale of up to 24,000 shares of the Company’s common stock. The plan is scheduled to expire on September 15, 2027.
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

ITEM 6. Exhibits

Incorporated by Reference
Exhibit Number	Exhibit Description	Company Form	Filing Date	Exhibit Number	Filed Herewith
3.1	Certificate of Amendment to the Restated Certificate of Incorporation of 8x8, Inc., dated as of July 12, 2022	8-K	7/13/2022	3.1
3.2	Amended and Restated By-Laws of 8x8, Inc.	8-K	7/28/2015	3.2
10.1	8x8, Inc. Amended and Restated 2022 Equity Incentive Plan				X
10.2	8x8, Inc. Amended and Restated 2017 New Employee Inducement Incentive Plan				X
10.3	Offer Letter, dated as of June 25, 2026, between 8x8, Inc. and Colleen Martin-Garcia				X
10.4	Offer Letter, dated as of February 15, 2018, between 8x8, Inc. and Hunter L. Middleton				X
31.1	Certification of Chief Executive Officer of the Registrant pursuant to Rule 13a-14				X
31.2	Certification of Chief Financial Officer of the Registrant pursuant to Rule 13a-14				X
32.1	Certification of Chief Executive Officer of the Registrant pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002				X
32.2	Certification of Chief Financial Officer of the Registrant pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002				X
101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.				X
101.SCH	XBRL Taxonomy Schema Linkbase Document				X
101.CAL	XBRL Taxonomy Calculation Linkbase Document				X
101.DEF	XBRL Taxonomy Definition Linkbase Document				X
101.LAB	XBRL Taxonomy Labels Linkbase Document				X
101.PRE	XBRL Taxonomy Presentation Linkbase Document				X
104	Cover Page Interactive Data File. Formatted as inline XBRL and contained in Exhibit 101.				X

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant, 8x8, Inc., a Delaware corporation, has duly caused this Quarterly Report on Form 10-Q to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Campbell, State of California, on August 5, 2026.

8x8, Inc.

/s/ Kevin Kraus
Kevin Kraus
Chief Financial Officer
(Principal Financial Officer and Duly Authorized Officer)