Form 10-Q
period 2026-09-30
8X8 INC /DE/
filed 2026-11-05
CIK 1023731

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM	10-Q
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2026
or
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
The number of shares of the Registrant's Common Stock outstanding as of October 30, 2026 was 145,897,920.

8X8, INC.
INDEX TO QUARTERLY REPORT ON FORM 10-Q
FOR THE QUARTER ENDED SEPTEMBER 30, 2026

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
Forward-looking statements contained in this Quarterly Report include, but are not limited to, statements about: our future financial performance, including revenue, margins, and operating expenses; trends in our business and the technology industry; the sufficiency of our cash, cash equivalents, and operating cash flows to meet our liquidity needs; our ability to service and refinance our debt; our market position, opportunity, and growth strategy; our ability to compete successfully; our product strategy, innovation efforts and evolving artificial intelligence ("AI") capabilities; our ability to operate under evolving macroeconomic conditions, including geopolitical instability, tariffs, inflationary pressures, increased interest rates, supply chain disruptions, decreased economic output, and currency volatility; our ability to attract and retain customers; our ability to expand into new markets and internationally; our ability to manage growth and future expenses; and the impact of recent accounting pronouncements on our consolidated financial statements.
Forward-looking statements may appear throughout this Quarterly Report, including in the section entitled: “Management’s Discussion and Analysis of Financial Condition and Results of Operations” (Part I, Item 2). We describe risks and uncertainties that could impact forward-looking statements or cause actual results and events to differ materially in the section entitled “Risk Factors” (Part II, Item 1A) of this Quarterly Report and in the sections entitled “Risk Factors,” “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and “Quantitative and Qualitative Disclosures About Market Risk” (Part I, Item 1A and Part II, Items 7 and 7A, respectively) of our Annual Report on Form 10-K for the fiscal year ended March 31, 2026, as filed with the Securities and Exchange Commission (the “SEC”) on May 22, 2026 (the “Form 10-K”). All forward-looking statements included in this Quarterly Report are based on information available to us on the date hereof, and we assume no obligation to update any such forward-looking statements. Readers are urged to carefully review and consider the various disclosures made in this Quarterly Report, which attempt to advise interested parties of the risks and factors that may affect our business, financial condition, results of operations and prospects.

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

PART I. FINANCIAL INFORMATION
ITEM 1. Financial Statements
8X8, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited, in thousands, except per share amounts)

	September 30, 2026	March 31, 2026
ASSETS
Current assets:
Cash and cash equivalents	$101,708	$93,260
Restricted cash	893	1,702
Accounts receivable, net	61,956	57,004
Deferred contract acquisition costs	21,896	25,193
Other current assets	32,314	32,650
Total current assets	218,767	209,809
Property and equipment, net	42,963	45,821
Operating lease, right-of-use assets	24,329	26,672
Intangible assets, net	50,689	57,589
Goodwill	276,777	276,372
Deferred contract acquisition costs, non-current	32,973	34,562
Other assets, non-current	11,397	11,996
Total assets	$657,895	$662,821

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$31,555	$36,714
Accrued and other liabilities	73,917	69,867
Operating lease liabilities	10,904	10,357
Deferred revenue	38,789	36,699
Term loan, current	107,326	39,218
Total current liabilities	262,491	192,855
Operating lease liabilities, non-current	37,422	39,100
Deferred revenue, non-current	149	181
Convertible senior notes, non-current	200,382	199,830
Term loan, non-current	—	82,431
Other liabilities, non-current	1,454	1,815
Total liabilities	501,898	516,212
Commitments and contingencies (Note 7)
Stockholders' equity:
Preferred stock: $0.001 par value, 5,000 shares authorized, none issued and outstanding as of September 30, 2026 and March 31, 2026	—	—
Common stock: $0.001 par value, 300,000 shares authorized, 145,860 shares and 141,164 shares issued and outstanding as of September 30, 2026 and March 31, 2026, respectively	146	141
Additional paid-in capital	1,046,108	1,038,745
Accumulated other comprehensive loss	(6,372)	(6,204)
Accumulated deficit	(883,885)	(886,073)
Total stockholders' equity	155,997	146,609
Total liabilities and stockholders' equity	$657,895	$662,821
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

8X8, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
(Unaudited, in thousands, except per share amounts)

	Three Months Ended September 30,		Six Months Ended September 30,
	2026	2025	2026	2025
Service revenue	$187,784	$179,094	$373,130	$355,402
Other revenue	4,217	5,001	9,041	10,054
Total revenue	192,001	184,095	382,171	365,456
Cost of service revenue	71,093	57,699	138,728	111,521
Cost of other revenue	6,344	7,056	12,508	14,155
Total cost of revenue	77,437	64,755	151,236	125,676
Gross profit	114,564	119,340	230,935	239,780
Operating expenses:
Research and development	27,570	27,918	55,976	56,282
Sales and marketing	56,146	63,835	114,896	132,019
General and administrative	20,983	22,238	45,819	45,565
Impairment of long-lived assets	2,933	—	2,933	—
Total operating expenses	107,632	113,991	219,624	233,866
Income from operations	6,932	5,349	11,311	5,914
Interest expense	(4,207)	(4,842)	(8,386)	(8,810)
Other income (expense), net	1,107	468	699	832
Income (loss) before provision for income taxes	3,832	975	3,624	(2,064)
Provision for income taxes	444	208	1,436	1,484
Net income (loss)	$3,388	$767	$2,188	$(3,548)
Net income (loss) per share:
Basic	$0.02	$0.01	$0.02	$(0.03)
Diluted	$0.02	$0.01	$0.01	$(0.03)
Weighted average number of shares:
Basic	144,929	136,970	143,459	135,895
Diluted	146,349	139,522	145,958	135,895
Comprehensive income (loss)
Net income (loss)	$3,388	$767	$2,188	$(3,548)
Foreign currency translation adjustment	(267)	(1,826)	(168)	4,432
Comprehensive income (loss)	$3,121	$(1,059)	$2,020	$884
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

8X8, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(Unaudited, in thousands)

	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total
	Shares	Amount
Balance at March 31, 2026	141,164	$141	$1,038,745	$(6,204)	$(886,073)	$146,609
Issuance of common stock under stock plans	3,654	4	(4)	—	—	—
Common shares withheld for settlement of taxes in connection with equity-based compensation	(848)	(1)	(1,683)	—	—	(1,684)
Stock-based compensation expense	—	—	3,993	—	—	3,993
Foreign currency translation adjustment	—	—	—	99	—	99
Net loss	—	—	—	—	(1,200)	(1,200)
Balance at June 30, 2026	143,970	$144	$1,041,051	$(6,105)	$(887,273)	$147,817
Issuance of common stock under stock plans	1,280	1	(1)	—	—	—
Common shares withheld for settlement of taxes in connection with equity-based compensation	(141)	—	(264)	—	—	(264)
ESPP share issuance	751	1	1,162	—	—	1,163
Stock-based compensation expense	—	—	4,160	—	—	4,160
Foreign currency translation adjustment	—	—	—	(267)	—	(267)
Net income	—	—	—	—	3,388	3,388
Balance at September 30, 2026	145,860	$146	$1,046,108	$(6,372)	$(883,885)	$155,997

	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total
	Shares	Amount
Balance at March 31, 2025	134,355	$134	$1,018,902	$(9,111)	$(887,721)	$122,204
Issuance of common stock under stock plans	2,692	3	(3)	—	—	—
Common shares withheld for settlement of taxes in connection with equity-based compensation	(300)	—	(489)	—	—	(489)
Repurchase of common stock	(1,000)	(1)	(1,847)	—	—	(1,848)
Stock-based compensation expense	—	—	6,380	—	—	6,380
Foreign currency translation adjustment	—	—	—	6,258	—	6,258
Net loss	—	—	—	—	(4,315)	(4,315)
Balance at June 30, 2025	135,747	$136	$1,022,943	$(2,853)	$(892,036)	$128,190
Issuance of common stock under stock plans	2,231	2	(2)	—	—	—
Common shares withheld for settlement of taxes in connection with equity-based compensation	(226)	—	(479)	—	—	(479)
ESPP share issuance	817	1	1,227	—	—	1,228
Stock-based compensation expense	—	—	5,282	—	—	5,282
Foreign currency translation adjustment	—	—	—	(1,826)	—	(1,826)
Net income	—	—	—	—	767	767
Balance at September 30, 2025	138,569	$139	$1,028,971	$(4,679)	$(891,269)	$133,162
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

8X8, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited, in thousands)

	Six Months Ended September 30,
	2026	2025
Cash flows from operating activities:
Net income (loss)	$2,188	$(3,548)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation	2,753	3,391
Amortization of intangible assets	6,923	7,003
Amortization of capitalized internal-use software costs	5,682	5,685
Amortization of debt discount and issuance costs	684	698
Amortization of deferred contract acquisition costs	13,747	17,402
Allowance for credit losses	413	375
Operating lease expense, net of accretion	5,031	5,529
Impairment of long-lived assets	2,933	—
Stock-based compensation expense	8,281	11,715
Loss on debt extinguishment	44	127
(Gain) loss on remeasurement of warrants	4	(246)
Other	(321)	(402)
Changes in assets and liabilities:
Accounts receivable, net	(5,549)	(16,392)
Deferred contract acquisition costs	(8,775)	(8,407)
Other current and non-current assets	(4,790)	(1,332)
Accounts payable and accrued liabilities	(1,152)	(6,053)
Deferred revenue	1,997	5,163
Net cash provided by operating activities	30,093	20,708
Cash flows from investing activities:
Purchases of property and equipment	(1,287)	(1,519)
Capitalized internal-use software costs	(4,084)	(7,140)
Payments for other investing activities	(229)	—
Net cash used in investing activities	(5,600)	(8,659)
Cash flows from financing activities:
Proceeds from issuance of common stock under employee stock plans	1,163	1,228
Repurchase of common stock	—	(1,848)
Payments for debt issuance and amendment costs	—	(70)
Repayment of principal on term loan	(14,500)	(25,000)
Other financing activities	(2,798)	(969)
Net cash used in financing activities	(16,135)	(26,659)
Effect of exchange rate changes on cash	(719)	1,970
Net increase (decrease) in cash, cash equivalents and restricted cash	7,639	(12,640)
Cash, cash equivalents and restricted cash, beginning of year	94,962	89,324
Cash, cash equivalents and restricted cash, end of period	$102,601	$76,684

Supplemental disclosures of cash flow information:
Interest paid	$7,679	$9,038
Income taxes paid	$1,026	$1,373
Payables and accruals for property and equipment	$143	$108
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
Significant Accounting Policies
There have been no material changes from the significant accounting policies previously disclosed in Part II, Item 8 of the Form 10-K, except for the following:
Net Income (Loss) Per Share
Basic net income (loss) per share is computed by dividing net income (loss) available to stockholders (numerator) by the weighted average number of vested, unrestricted shares of common stock outstanding during the period (denominator). Diluted net income per share is computed on the basis of the weighted average number of shares of common stock, plus the effect of dilutive potential shares of common stock outstanding during the period. Dilutive potential shares of common stock from stock options, shares under the Amended and Restated 1996 Employee Stock Purchase Plan (the "ESPP"), Restricted Stock Units ("RSUs"), Performance Stock Units ("PSUs") and warrants are computed using the treasury stock method. PSUs subject to performance conditions are treated as contingently issuable shares and are included in diluted weighted average shares outstanding based on the number of shares that would be issuable if the end of the reporting period were the end of the contingency period, assuming the result would be dilutive. The treasury stock method is then applied to determine the net incremental dilutive shares from PSUs.

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
The Company corrected immaterial prior period amounts within its net income (loss) per share disclosures to reflect the following:
•The Company revised its anti-dilutive shares disclosure for the three and six months ended September 30, 2025 to reflect the following: (i) approximately 28.2 million shares issuable upon conversion of the 2028 Notes, which are anti-dilutive under the if-converted method for all periods presented; (ii) PSU shares updated to reflect only contingently issuable shares based on period-end performance; and (iii) additional RSU and PSU shares that were not previously included in the anti-dilutive table despite the Company being in a net loss position for that period. These revisions resulted in an immaterial correction to the anti-dilutive shares disclosure with no impact on basic or diluted net income (loss) per share in the condensed consolidated financial statements for any period presented.
•The Company revised its computation of diluted weighted average shares outstanding for the three months ended September 30, 2025 to include PSUs as contingently issuable shares based on the number of shares that would be issuable if the end of the reporting period were the end of the contingency period, rather than the number of shares deemed probable of vesting. This resulted in an immaterial correction to diluted weighted average shares outstanding for the period presented, with no impact on basic or diluted net income (loss) per share in the condensed consolidated financial statements. See Note 11, Net Income (Loss) Per Share, for further details.
Recently Adopted Accounting Pronouncements
In November 2024, the FASB issued ASU 2024-04, Debt - Debt with Conversion and Other Options (Subtopic 470-20): Induced Conversions of Convertible Debt Instruments, which clarifies whether the induced conversion guidance can be applied to the settlement of a convertible debt instrument that does not require the issuance of equity securities upon conversion. This update is effective for annual reporting periods beginning after December 15, 2025, and interim reporting periods within those annual reporting periods. The Company has adopted ASU 2024-04 on a prospective basis during the three months ended June 30, 2026, and this ASU did not have a material impact on the condensed consolidated financial statements.
In July 2025, the FASB issued ASU 2025-05, Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses for Accounts Receivable and Contract Assets, providing a practical expedient to calculating current expected credit loss by assuming that the current conditions as of the balance sheet date will not change for the remaining life of the asset. This expedient can only be applied to current accounts receivable and current contract assets. This update is effective for annual reporting periods beginning after December 15, 2025, and interim periods within those annual reporting periods, and this update is applied prospectively. The Company has elected the expedient and adopted ASU 2025-05 on a prospective basis during the three months ended June 30, 2026. This ASU did not have a material impact on the condensed consolidated financial statements.
Recently Issued Not Yet Adopted Accounting Pronouncements
In November 2024, the FASB issued ASU 2024-03, Income Statement - Reporting Comprehensive Income - Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses, and issued subsequent amendments to the implementation guidance (including ASU 2025-01), which requires companies to disclose additional information about specific expense categories in the notes to financial statements. This guidance will be effective for the Company's annual disclosures beginning for the fiscal year ending March 31, 2028 and for interim period disclosures beginning in the fiscal year ending March 31, 2029. The Company is currently evaluating the impact this guidance will have on the disclosures in its condensed consolidated financial statements and accompanying notes.
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
In December 2025, the FASB issued ASU 2025-11, Interim Reporting (Topic 270): Narrow-Scope Improvements, which clarifies interim disclosure requirements and adds a principle requiring disclosure of events since the end of the last annual reporting period that have a material impact on the entity. The ASU is effective for the Company’s interim disclosures beginning in the fiscal year ending March 31, 2029, with early adoption permitted, and is not expected to have a material impact on the Company’s condensed consolidated financial statements.
There have been no other recent accounting pronouncements, changes in accounting pronouncements or recently adopted accounting guidance during the six months ended September 30, 2026 that are of significance or potential significance to the Company.

2. Segment and Revenue Information
Segment Information
The Company operates in and reports its results in a single operating and reportable segment offering SaaS solutions through the Company's Platform for Customer Experience ("CX"), which delivers unified communications-as-a-service ("UCaaS"), contact center-as-a-service ("CCaaS"), and communications platform-as-a-service ("CPaaS"). The Company derives revenue in the United States, United Kingdom, Singapore, and other international geographical locations from service revenue and other revenue, and manages the business activities on a consolidated basis.
The Company's Chief Executive Officer ("CEO"), who reviews operating results to make decisions about allocating resources and assessing performance for the entire Company, has been identified as the chief operating decision maker ("CODM"). The CEO manages and reviews financial information presented on a consolidated basis and uses consolidated net income (loss) for purposes of making operating decisions, evaluating operating expenses, assessing financial performance and the allocation of resources. The CODM does not assess segment performance or make decisions using asset or liability information. The consolidated financial information provided to the CODM, including significant expenses, is presented in a manner consistent with the information already disclosed in the accompanying condensed consolidated financial statements and the notes thereto.
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
The following table sets forth the revenue geographic information based on the billing address of customers for each period (in thousands):

	Three Months Ended September 30,		Six Months Ended September 30,
	2026	2025	2026	2025
United States	$103,495	$113,938	$209,296	$228,092
United Kingdom	33,225	32,636	66,545	64,901
Singapore[1]	27,585	11,206	43,521	16,964
Other International[2]	27,696	26,315	62,809	55,499
Total revenue	$192,001	$184,095	$382,171	$365,456
Service revenue consists of communication services subscriptions and platform usage revenue and related fees from the Company's UCaaS, CCaaS and CPaaS offerings. Subscription, platform usage, and other revenue were as follows (in thousands):

	Three Months Ended September 30,		Six Months Ended September 30,
	2026	2025	2026	2025
Service revenue
Subscription revenue	$135,396	$144,379	$272,825	$291,300
Platform usage revenue	52,388	34,715	100,305	64,102
Total service revenue	187,784	179,094	373,130	355,402
Other revenue	4,217	5,001	9,041	10,054
Total revenue	$192,001	$184,095	$382,171	$365,456
1 Revenue from customers in Singapore exceeded 10% of total revenue for the three and six months ended September 30, 2026. Prior period amounts, previously included in "Other International" have been reclassified to conform to the current period presentation.
2 No individual country within "Other International" represented 10% or more of the Company’s total revenue for the three and six months ended September 30, 2026 and 2025.

Contract Balances
The following table provides amounts of contract assets and deferred revenue from contracts with customers (in thousands):

	September 30, 2026	March 31, 2026
Contract assets, current (component of Other current assets)	$4,996	$6,113
Contract assets, non-current (component of Other non-current assets)	5,423	6,356
Deferred revenue, current	38,789	36,699
Deferred revenue, non-current	149	181
Contract assets are recorded for contract consideration not yet invoiced but for which the performance obligations are completed. Contract assets, net of allowances for credit losses, are included in other current assets or other assets in the Company's condensed consolidated balance sheets, depending on whether their reduction will be recognized during the succeeding twelve-month period or beyond. The allowance applied to the Company's contract assets as of September 30, 2026 and March 31, 2026 and the activity in this account, including the current-period provision for expected credit losses for the six months ended September 30, 2026, was not material. As of March 31, 2025, contract assets, current and non-current were $7.0 million and $7.3 million, respectively.
The change in contract assets was primarily driven by billing of amounts previously recognized as revenue, net of new contract assets recognized during the period, resulting in a net decrease in the contract asset balance. The change in deferred revenue was primarily driven by new non-monthly invoices billed during the period exceeding the recognition of subscription and professional services revenue on previously invoiced non-monthly contracts. As of March 31, 2025, deferred revenue, current and non-current, was $37.8 million and $0.7 million, respectively. During the six months ended September 30, 2026 and September 30, 2025, the Company recognized revenue of approximately $29.7 million and $28.5 million that was included in deferred revenue at the beginning of the fiscal year, respectively.
Remaining Performance Obligations
The Company's subscription terms typically range from one year to five years. Contract revenue from the remaining performance obligations that had not yet been recognized as of September 30, 2026 was approximately $610.0 million. This amount excludes contracts with an original expected length of less than one year. The Company expects to recognize revenue on approximately 87% of the remaining performance obligations over the next 24 months, including approximately 64% of the remaining performance obligations estimated to be recognized within 12 months, and approximately 13% estimated to be recognized over the remainder of the subscription period.
Deferred Contract Acquisition Costs
Deferred sales commissions are considered incremental and recoverable costs of acquiring customer contracts. Amortization of deferred contract acquisition costs for the three months ended September 30, 2026 and 2025 was approximately $6.7 million and $8.4 million, respectively, and $13.7 million and $17.4 million during the six months ended September 30, 2026 and 2025, respectively. There were no material write-offs during the six months ended September 30, 2026 and 2025.
The following table provides amounts of deferred contract acquisition costs from contracts with customers (in thousands):

	September 30, 2026	March 31, 2026
Deferred contract acquisition costs	$21,896	$25,193
Deferred contract acquisition costs, non-current	32,973	34,562

3. Fair Value Measurements
Cash, cash equivalents, and restricted cash were as follows (in thousands):

	As of September 30, 2026
	Fair Value	Cash and Cash Equivalents	Restricted Cash (Current)
Cash	$81,931	$81,038	$893
Level 1:
Money market funds	20,670	20,670	—
Total assets	$102,601	$101,708	$893

	As of March 31, 2026
	Fair Value	Cash and Cash Equivalents	Restricted Cash (Current)
Cash	$74,645	$72,943	$1,702
Level 1:
Money market funds	20,317	20,317	—
Total assets	$94,962	$93,260	$1,702
As of September 30, 2025, cash, cash equivalents and restricted cash of $76.7 million included $75.9 million and $0.8 million of cash and cash equivalents and restricted cash, respectively.
To support its current operations, the Company considers all highly liquid investments with an original maturity of three months or less to be cash equivalents. The restricted cash component is related to accrued holdbacks for business combinations.
The Company uses the Black-Scholes option-pricing valuation model to value its detachable warrants from inception and at each reporting period. During the three months ended September 30, 2026, the Company used historical volatility to determine the fair value of the warrants liability due to the low options trading volume and moneyness assessment as of September 30, 2026. Changes in the fair values of the detachable warrants liability are recorded as a gain (loss) on warrants remeasurement within other income (expense), net in the condensed consolidated statements of operations and comprehensive income (loss).
The following table presents additional information about valuation techniques and inputs used for the detachable warrants (see Note 8, Convertible Senior Notes and Term Loan) that are measured at fair value and categorized within Level 3 as of September 30, 2026 and March 31, 2026 (dollars in thousands):

	September 30, 2026	March 31, 2026
Estimated fair value of detachable warrants	$236	$233
Unobservable inputs:
Stock volatility	80.0%	78.8%
Risk-free rate	4.5%	3.7%
Expected term	0.8 years	1.3 years
As of September 30, 2026 and March 31, 2026, the estimated fair value of the Company’s convertible senior notes due in 2028 was $195.5 million and $187.7 million, respectively (see Note 8, Convertible Senior Notes and Term Loan). The fair value of the convertible senior notes was determined based on the closing price of the notes on the last trading day of the reporting period, and is classified as Level 2 in the fair value hierarchy due to limited trading activity of the debt instruments. As of September 30, 2026 and March 31, 2026, the carrying value of the Company’s 2024 Term Loan approximates its estimated fair value.

4. Financial Statement Components
Accounts receivable, net consisted of the following (in thousands):

	September 30, 2026	March 31, 2026
Trade accounts receivable	$60,377	$51,191
Unbilled trade accounts receivable	5,706	10,663
Less: allowance for credit losses	(1,223)	(1,253)
Less: allowance for sales reserves	(2,904)	(3,597)
Total accounts receivable, net	$61,956	$57,004
Allowances for credit losses and sales reserves consisted of the following (in thousands):

	Six Months Ended September 30, 2026		Year Ended March 31, 2026
	Credit Losses	Sales Reserves	Credit Losses	Sales Reserves
Beginning balance	$(1,253)	$(3,597)	$(1,898)	$(4,233)
(Reserve) provision	(543)	(3,222)	(548)	(8,110)
Write-offs (recoveries)	573	3,915	1,193	8,746
Ending balance	$(1,223)	$(2,904)	$(1,253)	$(3,597)
As of September 30, 2026 and March 31, 2026, no customer accounted for more than 10% of accounts receivable. For the three and six months ended September 30, 2026 and 2025, no customer accounted for more than 10% of revenue.
Property and equipment, net, by geography consisted of the following (in thousands):

	September 30, 2026	March 31, 2026
United States	$39,238	$42,441
International	3,725	3,380
Total property and equipment, net	$42,963	$45,821
Other current assets consisted of the following (in thousands):

	September 30, 2026	March 31, 2026
Prepaid expense	$24,945	$23,556
Contract assets	4,996	6,113
Other current assets	2,373	2,981
Total other current assets	$32,314	$32,650
Accrued and other liabilities consisted of the following (in thousands):

	September 30, 2026	March 31, 2026
Accrued compensation	$21,499	$21,649
Accrued taxes	25,787	23,238
Other accrued liabilities	26,631	24,980
Total accrued and other liabilities	$73,917	$69,867
Other income (expense), net consisted of the following (in thousands):

	Three Months Ended September 30,		Six Months Ended September 30,
	2026	2025	2026	2025
Loss on debt extinguishment	$—	$(46)	$(44)	$(127)
Gain (loss) on warrants remeasurement	(75)	37	(4)	246
Interest income	554	453	1,021	929
Other income (expense)	628	24	(274)	(216)
Other income (expense), net	$1,107	$468	$699	$832

5. Intangible Assets and Goodwill
The carrying value of intangible assets consisted of the following (in thousands):

	September 30, 2026				March 31, 2026
	Weighted Average Remaining Useful Life (in years)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Customer relationships	4.3	$106,347	$(58,462)	$47,885	$106,342	$(52,673)	$53,669
Developed technology	2.4	50,078	(47,274)	2,804	50,063	(46,177)	3,886
Trade names and domains	0.0	672	(672)	—	671	(637)	34
Total acquired identifiable intangible assets		$157,097	$(106,408)	$50,689	$157,076	$(99,487)	$57,589
At September 30, 2026, annual amortization of intangible assets, based upon existing intangible assets and current useful lives, is estimated to be the following (in thousands):

Remainder of fiscal 2027	$6,167
2028	12,326
2029	12,148
2030	11,135
2031	8,913
Total	$50,689
The following table provides a summary of the changes in the carrying amounts of goodwill (in thousands):

Balance as of March 31, 2026	$276,372
Foreign currency translation	405
Balance as of September 30, 2026	$276,777
6. Leases
The components of lease expense were as follows (in thousands):

	Three Months Ended September 30,		Six Months Ended September 30,
	2026	2025	2026	2025
Operating lease expense	$2,436	$2,675	$5,031	$5,529
Variable lease expense	$1,049	$965	$2,171	$1,915
The supplemental cash flow information related to leases was as follows (in thousands):

	Three Months Ended September 30,		Six Months Ended September 30,
	2026	2025	2026	2025
Cash outflows from operating leases	$3,214	$3,438	$6,408	$6,940
Right-of-use assets obtained in exchange for operating lease obligations	$792	$—	$4,258	$—
Short-term lease expense was immaterial during the six months ended September 30, 2026 and 2025.
The following table presents supplemental lease information:

	September 30, 2026	March 31, 2026
Weighted average remaining lease term	4.1 years	4.5 years
Weighted average discount rate	4.7%	4.6%

The following table presents the maturity of lease liabilities under the Company's noncancelable operating leases as of September 30, 2026 (in thousands):

Remainder of fiscal 2027	$6,466
2028	12,600
2029	12,584
2030	12,178
2031	9,128
Thereafter	47
Total lease payments	53,003
Less: imputed interest	(4,677)
Present value of lease liabilities	$48,326
Operating lease liabilities	10,904
Operating lease liabilities, non-current	$37,422
During the three and six months ended September 30, 2026, the Company renewed lease agreements of existing international office space in the United Kingdom over a five-year term. During the six months ended September 30, 2026, the Company recognized a right-of-use asset and lease liability of $4.3 million and $4.1 million, respectively, on the condensed consolidated balance sheets.
During the three months ended September 30, 2026, management committed to the cessation of use of approximately 21% of leased space at the Company’s headquarters located at 675 Creekside Way, Campbell, CA (the “Company’s Headquarters”). The Company ceased use of the space on August 7, 2026, and plans to continue to hold this space available for sublease.
The Company reviewed the recoverability of the related right-of-use asset during the three months ended September 30, 2026, and determined the change in the intended use of this location represented an impairment indicator, as this event indicated the carrying value of the right-of-use asset may not be recoverable. In connection with the partial cease-use of the Company’s Headquarters, the Company recorded an impairment charge of $2.9 million, because the carrying amount of the right-of-use asset related to the lease exceeded its fair value based on the Company’s estimate of future discounted cash flows under the income approach. The fair value represented a Level 3 measurement and utilized certain unobservable inputs which required significant judgment and estimates, including estimated sublease income, temporary idling periods, discount rates, free rent periods, and sublease terms based on the Company’s experience and assessment of existing market conditions.
The estimation of sublease income is subject to uncertainty due to various factors, including market conditions, demand for the commercial real estate market and the Company’s Headquarters, the future financial stability of potential subtenants, market rent and any related free rent periods. Temporary idling periods are difficult to predict accurately and may arise due to unforeseen circumstances, such as the availability of new tenants, economic downturns, or changes in commercial real estate market conditions. The estimated discount rate of 6.6% is influenced by various factors, including prevailing interest rates, collateralization, and the remaining lease term. The Level 3 fair value measurement was determined by discounting estimated future sublease cash flows, which reflect estimated sublease income, temporary idling periods, and free rent periods, at the estimated discount rate.
During the three and six months ended September 30, 2026, the non-cash charge of $2.9 million was recorded as an impairment of long-lived assets on the condensed consolidated statements of operations and comprehensive income (loss). No impairment charges were recorded during the three and six months ended September 30, 2025.

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
During the six months ended September 30, 2026, the Company entered into a $74.0 million noncancelable five-year hosting service contract with a cloud service provider. Under this agreement, $2.0 million has been paid as of September 30, 2026, $6.1 million remains due during fiscal 2027, $13.9 million will be due during fiscal 2028, $15.8 million will be due during fiscal 2029 and $36.2 million will be due for the remaining contractual term.
During the fiscal year ended March 31, 2026, the Company increased its noncancelable three-year hosting service contract commitment from $24.1 million to $54.0 million. Under this agreement, $3.4 million remains due in fiscal 2027 and $10.0 million will be due in fiscal 2028.
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
The Company believes it has recorded adequate provisions for any such lawsuits and claims and proceedings as of September 30, 2026. The Company believes that damage amounts claimed in these matters are not meaningful indicators of potential liability. Some of the matters pending against the Company involve potential compensatory, punitive, or treble damage claims or sanctions that, if granted, could require the Company to pay damages or make other expenditures in amounts that could have a material adverse effect on its condensed consolidated financial statements. Given the inherent uncertainties of litigation, the ultimate outcome of the ongoing matters described herein cannot be predicted, and the Company believes it has valid defenses with respect to the legal matters pending against it. Nevertheless, the condensed consolidated financial statements could be materially adversely affected in a particular period by the resolution of one or more of these contingencies.
Federal, State and Local Taxes and Surcharges
From time to time, the Company has received inquiries from a number of federal, state and local taxing agencies with respect to the remittance of sales, use, telecommunications, excise, and income taxes. Several jurisdictions currently are conducting tax audits of the Company's records, all in various phases. The Company collects and/or accrues amounts for all taxes and surcharges that it believes are required. The amounts that have been remitted have historically been within the accruals established by the Company. The Company conducts periodic reviews of the taxability of its services with respect to sales, use, telecommunications or other similar indirect taxes and adjusts its accrual when facts relating to specific exposures warrant such adjustment. A similar review was performed on the taxability of services provided by Fuze, Inc., and it was determined that certain services may be subject to sales, use, telecommunications or other similar indirect taxes in certain jurisdictions. Accordingly, the Company recorded contingent indirect tax liabilities. Based on such assessments, as of September 30, 2026 and March 31, 2026, the Company had accrued contingent indirect tax liabilities of $9.7 million and $9.4 million, respectively.

8. Convertible Senior Notes and Term Loan
Components of the convertible senior notes and term loan were as follows (in thousands):

	September 30, 2026			March 31, 2026
	2024 Term Loan	2028 Notes	Total	2024 Term Loan	2028 Notes	Total
Principal	$107,500	$201,914	$309,414	$122,000	$201,914	$323,914
Unamortized debt discount and issuance costs	(174)	(1,532)	(1,706)	(351)	(2,084)	(2,435)
Net carrying amount	$107,326	$200,382	$307,708	$121,649	$199,830	$321,479
Current portion of long-term debt	107,326	—	107,326	39,218	—	39,218
Non-current portion of long-term debt	$—	$200,382	$200,382	$82,431	$199,830	$282,261
Components of interest expense were as follows (in thousands):

	Three Months Ended September 30, 2026			Three Months Ended September 30, 2025
	2024 Term Loan	2028 Notes	Total	2024 Term Loan	2028 Notes	Total
Contractual interest expense	$1,834	$2,019	$3,853	$2,461	$2,019	$4,480
Amortization of debt discount and issuance costs[1]	64	290	354	84	278	362
Total debt interest[2]	$1,898	$2,309	$4,207	$2,545	$2,297	$4,842

	Six Months Ended September 30, 2026			Six Months Ended September 30, 2025
	2024 Term Loan	2028 Notes	Total	2024 Term Loan	2028 Notes	Total
Contractual interest expense	$3,664	$4,038	$7,702	$5,000	$4,038	$9,038
Amortization of debt discount and issuance costs[1]	133	551	684	171	527	698
Total debt interest[2]	$3,797	$4,589	$8,386	$5,171	$4,565	$9,736
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
2 Total debt interest expense excludes the impact of capitalized interest related to property and equipment from general borrowing costs during the six months ended September 30, 2025.

The 2024 Term Loan bears interest at an annual rate equal to the Term Standard Overnight Financing Rate (the "Term SOFR"), plus a margin of either 2.50%, 2.75% or 3.00%, based on the consolidated total net leverage ratio of the Company and its subsidiaries. The initial margin was 3.00% for the fiscal quarter ending September 30, 2024 and remained 3.00% as of September 30, 2026. The Company has the option to pay interest monthly, quarterly, or semi-annually. During the three months ended September 30, 2026, the Company elected monthly interest payment terms, resulting in contractual interest expense of $1.8 million. As of September 30, 2026, the debt issuance costs were amortized to interest expense over the term of the 2024 Term Loan at an effective interest rate of 8.61%.
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
As of September 30, 2026, the scheduled minimum principal repayments are $25.0 million in fiscal 2027 (consisting of $12.5 million on each of December 31, 2026 and March 31, 2027) and $82.5 million in fiscal 2028 (consisting of $12.5 million on June 30, 2027 and $70.0 million due upon maturity on August 15, 2027). As of September 30, 2026, the Company has paid $22.5 million, $37.5 million, $22.5 million, and $10.0 million of the originally scheduled principal repayments due in fiscal 2025, 2026, 2027, and 2028 respectively, and the remaining principal amount of the 2024 Term Loan after the payments is $107.5 million.
On October 9, 2026, the Company paid the $12.5 million short-term principal payment due December 2026 under the 2024 Term Loan, reducing the remaining principal balance to $95.0 million. The Company has $12.5 million of mandatory principal payments remaining due for fiscal 2027, and the next quarterly payment is due on March 31, 2027. See Note 12, Subsequent Events, for more information.
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
These short-term principal debt repayments are accounted for as partial debt extinguishment transactions. The carrying value of the 2024 Term Loan, including the unamortized debt discount and issuance costs, was derecognized. The difference between the cash consideration paid to partially extinguish the 2024 Term Loan and the carrying value of the 2024 Term Loan was recognized as a loss on debt extinguishment within other income (expense), net, in the condensed consolidated statements of operations and comprehensive income (loss). See Note 4, Financial Statement Components, for further details.
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
The 2024 Credit Agreement contains a consolidated interest coverage ratio financial covenant, a maximum consolidated total net leverage ratio financial covenant and a maximum consolidated secured leverage ratio financial covenant, and contains affirmative and negative covenants customary for transactions of this type, including limitations with respect to share repurchases, indebtedness, liens, investments, dividends, disposition of assets, change in business, and transactions with affiliates. As of September 30, 2026, the Company was in compliance with all covenants set forth in the 2024 Credit Agreement.
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

The Warrants remain outstanding, with no change in terms in connection with the repayment of the 2022 Term Loan or issuance of the 2024 Term Loan. As of September 30, 2026 and March 31, 2026, the fair value of the Warrants was $0.2 million and $0.2 million, respectively, and was recorded within accrued and other liabilities as of September 30, 2026 and other liabilities, non-current as of March 31, 2026 on the condensed consolidated balance sheets. The subsequent changes in fair value were recorded through other income (expense), net in the Company’s condensed consolidated statements of operations and comprehensive income (loss). See Note 3, Fair Value Measurements, for further details.
2028 Notes
As of September 30, 2026 and March 31, 2026, the Company had $201.9 million aggregate principal amount of 4.00% 2028 Notes, with debt issuance costs of approximately $5.6 million, of which 50% was paid in the form of shares of the Company's common stock. The 2028 Notes are senior obligations of the Company that accrue interest, payable semi-annually in arrears on February 1 and August 1 of each year. The 2028 Notes will mature on February 1, 2028, unless earlier converted, redeemed or repurchased. The initial conversion rate is 139.8064 shares of the Company’s common stock per $1,000 principal amount of the 2028 Notes (equivalent to an initial conversion price of approximately $7.15 per share), subject to customary adjustments. Upon conversion of the 2028 Notes, the Company may elect to satisfy the conversion obligation with cash, shares of the Company’s common stock, or a combination of cash and shares of the Company’s stock. As of September 30, 2026, the Company was in compliance with all covenants set forth in the indenture governing the 2028 Notes. The debt discount and debt issuance costs are amortized to interest expense over the term of the 2028 Notes at an effective interest rate of 4.7%.
9. Stock-Based Compensation and Stockholders' Equity
Common Stock Reserved for Future Issuance
Shares of common stock reserved for future issuance related to outstanding equity awards and employee equity incentive plans as of September 30, 2026 were as follows (in thousands):

Shares of Common Stock Reserved
Restricted and performance stock units outstanding	16,048
Shares available under the 2017 Plan	1,596
Shares available under the 2022 Plan	13,117
Shares available for future issuance under the ESPP	3,674
Total shares of common stock reserved	34,435
2022 Equity Incentive Plan
On August 3, 2026, stockholders of the Company approved an amendment to the Amended and Restated 2022 Equity Incentive Plan (the "2022 Plan"), which increased the number of shares of the Company's common stock reserved for future issuance by 8.3 million shares.
2017 New Employee Inducement Incentive Plan
On July 29, 2026, the Board of Directors approved an amendment to the Amended and Restated 2017 New Employee Inducement Incentive Plan (the "2017 Plan"), which increased the number of shares of the Company's common stock reserved for future issuance by 1.2 million shares. Subsequent to the end of the quarter, the Board of Directors approved an amendment increasing the number of shares reserved for future issuance by 1.2 million shares. See Note 12, Subsequent Events, for further details.
Stock-Based Compensation
The following table presents stock-based compensation expense (in thousands):

	Three Months Ended September 30,		Six Months Ended September 30,
	2026	2025	2026	2025
Cost of service revenue	$211	$218	$385	$490
Cost of other revenue	78	89	157	227
Research and development	884	1,132	1,822	2,522
Sales and marketing	1,335	1,786	2,506	3,785
General and administrative	1,718	2,138	3,411	4,691
Total	$4,226	$5,363	$8,281	$11,715

The Company accounts for stock-based compensation through the measurement and recognition of compensation expense for share-based payment awards made to employees, directors or consultants over the related requisite service period, including restricted stock, RSUs and PSUs, qualified performance-based awards, and stock grants (all issuable under the Company's equity incentive plans).
As of September 30, 2026, unrecognized stock-based compensation expense by award type and their expected weighted-average recognition periods are summarized as follows (in thousands, except years):

	RSU	PSU	ESPP
Unrecognized stock-based compensation expense	$20,827	$2,585	$1,331
Weighted-average amortization period	2.1 years	1.1 years	0.8 years
Restricted Stock Units
The following table presents the RSU activity (shares in thousands):

RSUs	Number of Shares	Weighted Average Grant Date Fair Value	Weighted Average Remaining Contractual Term (in Years)
Balance as of March 31, 2026	9,791	$2.00	0.86
Granted	7,772	2.22
Vested and released	(4,130)	2.06
Forfeited	(1,213)	2.08
Balance as of September 30, 2026	12,220	$2.11	1.17
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
The grant date fair value of market-based PSUs is determined using a Monte Carlo simulation model. Stock-based compensation expense is recognized over the requisite service period, regardless of whether the market condition is ultimately achieved. During the three and six months ended September 30, 2026 and 2025, the Company determined that the market conditions were not achieved and therefore no shares have been earned.
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
The Company determined that the CFFO and revenue targets for the performance period were probable of being achieved and recognized $0.7 million and $1.1 million of related compensation expense for the three and six months ended September 30, 2026, respectively. The Company recognized $0.6 million and $0.9 million of related stock-based compensation expense for the three and six months ended September 30, 2025, respectively.

The following table presents the PSU activity (shares in thousands):

PSUs	Number of Shares	Weighted Average Grant Date Fair Value	Weighted Average Remaining Contractual Term (in Years)
Balance as of March 31, 2026	3,549	$2.48	0.65
Granted[1]	1,356	2.27
Vested and released	(938)	1.90
Forfeited	(139)	2.56
Balance as of September 30, 2026	3,828	$2.55	1.14
Share Repurchase Program
In May 2017, the Company's board of directors authorized the Company to purchase $25.0 million of its common stock from time to time under the 2017 Repurchase Plan (the "2017 Repurchase Plan"). The 2017 Repurchase Plan expires when the maximum purchase amount is reached, or upon the earlier revocation or termination by the Company's board of directors. During the six months ended September 30, 2025, the Company repurchased 1.0 million shares of common stock in the open market for approximately $1.8 million at an average price of $1.83 per share. The total purchase price of the common stock repurchased and retired was reflected as a reduction to the condensed consolidated stockholders' equity during the repurchase period. The remaining amount of common stock available for repurchase under the 2017 Repurchase Plan as of September 30, 2026 was approximately $5.2 million. During the six months ended September 30, 2026, the Company did not repurchase any shares of common stock under the 2017 Repurchase Plan.
10. Income Taxes
The Company's effective tax rate was 11.6% and 21.3% for the three months ended September 30, 2026 and 2025, respectively, and 39.6% and (71.9)% for the six months ended September 30, 2026 and 2025, respectively. The difference between the effective tax rate and the U.S. federal statutory rate was primarily due to the full valuation allowance that the Company maintains against its U.S. deferred tax assets after adjusting for the impact of certain provisions under the One Big Beautiful Bill Act (the "OBBBA"), current tax liabilities of profitable foreign subsidiaries subject to different local income tax rates, and state taxes in the United States. The effective tax rate is calculated by dividing the provision for income taxes by the income (loss) before provision for income taxes.
11. Net Income (Loss) Per Share
The following is a reconciliation of the weighted average number of common shares outstanding used in calculating basic and diluted net income (loss) per share (in thousands, except per share data):

	Three Months Ended September 30,		Six Months Ended September 30,
	2026	2025	2026	2025
Net income (loss)	$3,388	$767	$2,188	$(3,548)
Weighted average common shares outstanding - basic	144,929	136,970	143,459	135,895
Weighted average common shares outstanding - diluted	146,349	139,522	145,958	135,895

Net income (loss) per share - basic	$0.02	$0.01	$0.02	$(0.03)
Net income (loss) per share - diluted	$0.02	$0.01	$0.01	$(0.03)
For the periods presented where the Company was in a loss position, basic net loss per share is equivalent to diluted net loss per share as the inclusion of all potential dilutive shares would have had an anti-dilutive effect.
1 Represents performance-based PSUs granted based on the achievement of specific financial or operational goals, such as revenue growth or CFFO.

The following potentially dilutive weighted-average common shares were excluded from the calculation of diluted earnings per share because their inclusion would have been anti-dilutive (shares in thousands):

	Three Months Ended September 30,		Six Months Ended September 30,
	2026	2025	2026	2025
Stock options	13	49	14	85
Restricted stock units and Performance stock units	5,959	2,704	4,263	12,677
Potential shares attributable to the ESPP	975	1,229	591	1,584
Warrants to purchase common stock	3,100	3,100	3,100	3,100
Convertible senior notes	28,229	28,229	28,229	28,229
Total anti-dilutive shares	38,276	35,311	36,197	45,675
The Company used the if-converted method for calculating any potential dilutive effect of its convertible senior notes for the three and six months ended September 30, 2026 and 2025. Under this method, the Company calculates diluted earnings per share under both the cash and share settlement assumptions to determine which is more dilutive. If share settlement is more dilutive, the Company calculates diluted earnings per share, assuming that all of the convertible senior notes were converted solely into shares of common stock at the beginning of the reporting period. The potential impact upon the conversion of the convertible senior notes was excluded from the calculation of diluted net income (loss) per share for the three and six months ended September 30, 2026 and 2025 because the effect would have been anti-dilutive.
12. Subsequent Events
2024 Term Loan Prepayment
Under the terms of the 2024 Credit Agreement, the Company has the right to prepay the 2024 Term Loan at any time without any premium or penalty. On October 9, 2026, the Company prepaid $12.5 million of quarterly principal payments due under the 2024 Term Loan. This short-term principal debt repayment is accounted for as a partial debt extinguishment transaction. As a result, any associated unamortized debt discount and issuance costs of the 2024 Term Loan will be recognized within other income (expense), net, in the condensed consolidated statements of operations and comprehensive income (loss) for the three months ended December 31, 2026. The remaining principal amount of the 2024 Term Loan after the repayment is $95.0 million. The next quarterly payment is due on March 31, 2027.
Amendment to 2017 Plan
On October 21, 2026, the Board of Directors approved an amendment to the 2017 Plan, which increased the number of shares of the Company's common stock reserved for future issuance by 1.2 million shares.

ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our condensed consolidated financial statements and related notes appearing elsewhere in this Quarterly Report. As discussed in the section entitled “Forward-Looking Statements and Risk Factors,” the following discussion and analysis contain forward-looking statements that involve risks and uncertainties, as well as assumptions that, if they never materialize or prove incorrect, could cause our results to differ materially from those expressed or implied by such forward-looking statements. Factors that could cause or contribute to these differences include, but are not limited to, those discussed below and elsewhere in this Quarterly Report, and those set forth under the section entitled "Risk Factors" in the Form 10-K for the fiscal year ended March 31, 2026.
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
We generate service revenue from subscriptions to our UCaaS and CCaaS offerings, as well as usage of our platform. Our service subscription plans are sold on a per-user basis and are structured with increasing levels of functionality, based on the specific communication needs and customer engagement profile of each user. Platform usage revenue is revenue recognized from sales of products on an as-used basis and includes the use of our communications APIs, digital and voice AI interactions, and telephony minutes. Platform usage revenue increased by 51% in the second quarter of fiscal 2027 compared to the second quarter of fiscal 2026, driven by an increase in the use of communication APIs in the Asia-Pacific region, reflecting expanded customer adoption of our usage-based offerings. This growth was partially offset by a decrease in subscription revenue related to customer churn and down-sell, reflecting a continued shift in revenue mix from subscription-based to usage-based offerings.
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
While the implications of macroeconomic events on our business, results of operations, and overall financial position remain uncertain, we expect that difficult economic conditions could negatively impact our business in future periods. For example, our installed base includes small businesses, which tend to be disproportionately affected by macroeconomic headwinds. International revenue grew from approximately 38% of total revenue in the second quarter of fiscal 2026 to approximately 46% in the second quarter of fiscal 2027, increasing our exposure to foreign currency fluctuations. However, a significant portion of our international operating expenses is denominated in the same currencies as our international revenue, which partially mitigates the impact of currency movements on profitability. We also continue to monitor the pace of AI adoption across our customer base, which represents both an evolving competitive dynamic and a direct driver of demand for our platform capabilities and usage-based revenue.

Summary and Outlook
In the second quarter of fiscal 2027, we delivered the following financial results:
Three Months Ended
•Service revenue increased 4.9% to $187.8 million, compared to $179.1 million in the second quarter of fiscal 2026.
•Gross margin was 59.7%, compared to 64.8% in the second quarter of fiscal 2026.
•Operating income was $6.9 million, compared to $5.3 million in the second quarter of fiscal 2026.
•Net income was $3.4 million, compared to net income of $0.8 million in the second quarter of fiscal 2026.
•Cash provided by operating activities was $13.1 million, compared to $8.8 million in the second quarter of fiscal 2026.
Six Months Ended
•Service revenue increased 5.0% to $373.1 million, compared to $355.4 million in the six months ended September 30, 2025.
•Gross margin was 60.4%, compared to 65.6% in the six months ended September 30, 2025.
•Operating income was $11.3 million, compared to $5.9 million in the six months ended September 30, 2025.
•Net income was $2.2 million, compared to net loss of $3.5 million in the six months ended September 30, 2025.
•Cash provided by operating activities was $30.1 million, compared to $20.7 million in the six months ended September 30, 2025.
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
This fiscal year our focus involves the following: (i) strengthening our partner-first go-to-market strategy and growing our community of value-added resellers and technology partners as a means to expand distribution, especially in international regions; (ii) improving customer retention while continuing to expand the features and functionality of our Platform for CX; (iii) driving multi-product adoption within our installed base by increasing the use of our agentic AI solutions and communication APIs; and (iv) increasing the efficiency of our operations through process improvements, automation, and self-service. We are embracing the use of AI internally to accelerate innovation and the introduction of new products, improve our sales productivity and conversion rates, increase the efficiency and security of our global network infrastructure, and simplify our back-office operations.
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

Key GAAP Operating Results
To assess the success of our strategies to achieve growth and increase our cash flow, our management reviews our financial performance as presented in our condensed consolidated financial statements, including trends in service revenue, gross profit margin, income from operations, net income (loss), and cash flow generated by operations in absolute dollars and as a percentage of total revenue as presented in the following table:

	Fiscal 2027		Fiscal 2026
	Three Months Ended		Three Months Ended
(In thousands, except percentages)	September 30, 2026	June 30, 2026	March 31, 2026	December 31, 2025	September 30, 2025	June 30, 2025
Service revenue	$187,784	$185,346	$180,175	$179,682	$179,094	$176,308
% of Total Revenue	97.8%	97.5%	97.3%	97.1%	97.3%	97.2%
Gross profit	$114,564	$116,371	$117,053	$118,216	$119,340	$120,440
% of Total Revenue	59.7%	61.2%	63.2%	63.9%	64.8%	66.4%
Income from operations	$6,932	$4,379	$3,330	$9,694	$5,349	$565
% of Total Revenue	3.6%	2.3%	1.8%	5.2%	2.9%	0.3%
Net income (loss)	$3,388	$(1,200)	$106	$5,090	$767	$(4,315)
% of Total Revenue	1.8%	(0.6)%	0.1%	2.8%	0.4%	(2.4)%
Net cash provided by operating activities	$13,059	$17,034	$14,386	$20,692	$8,835	$11,873
Components of Results of Operations
Service Revenue
Service revenue consists of communication services subscriptions, platform usage revenue, and related fees from our UCaaS, CCaaS and CPaaS offerings. We plan to increase service revenue through a combination of new customer acquisition, cross-selling of additional products to existing customers, including new products resulting from our increased investment in innovation, AI, geographic expansion of our customer base outside the United States, innovation in our products and technologies, and strategic acquisitions of technologies and businesses.
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
Impairment of Long-Lived Assets
Impairment of long-lived assets consists of non-cash impairment charges for right-of-use assets. During the second quarter of fiscal 2027, we partially ceased use of the Company's Headquarters. We reviewed the recoverability of the related right-of-use asset and determined this event represented an impairment indicator, because it indicated the carrying value of the right-of-use asset may not be recoverable. In connection with the partial cease-use of the Company’s Headquarters, we recorded an impairment charge of $2.9 million, as the carrying amount of the right-of-use asset exceeded its fair value based on our estimate of future discounted cash flows related to the leased facility. During the three and six months ended September 30, 2026, the non-cash charge of $2.9 million was recorded as an impairment of long-lived assets on the condensed consolidated statements of operations and comprehensive income (loss). See Note 6, Leases, for further details.
Interest Expense
Interest expense consists primarily of interest expense related to our term loan and convertible notes, and amortization of debt discount and issuance costs.
Other Income (Expense), Net
Other income (expense), net, consists primarily of losses on debt extinguishment, gains or losses on warrant remeasurement, interest income, gains or losses on foreign exchange transactions, as well as other income.
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

Results of Operations
Revenue
Service revenue

	Three Months Ended September 30,				Six Months Ended September 30,
(In thousands, except percentages)	2026	2025	Change		2026	2025	Change
Service revenue	$187,784	$179,094	$8,690	4.9%	$373,130	$355,402	$17,728	5.0%
Percentage of total revenue	97.8%	97.3%			97.6%	97.2%
Three Months Ended
Service revenue increased by $8.7 million, or 4.9%, for the three months ended September 30, 2026, compared to the three months ended September 30, 2025. This change was primarily due to an increase of $17.7 million in platform usage revenue driven by an increase in the use of communication APIs in the Asia-Pacific region, reflecting expanded customer adoption of our usage-based offerings. This increase was partially offset by a decrease in subscription revenue of $9.0 million related to customer churn and down-sell.
Six Months Ended
Service revenue increased by $17.7 million, or 5.0%, for the six months ended September 30, 2026, compared to the six months ended September 30, 2025. This change was primarily due to an increase of $36.2 million in platform usage revenue driven by an increase in the use of communication APIs in the Asia-Pacific region, reflecting expanded customer adoption of our usage-based offerings. This increase was partially offset by a decrease in subscription revenue of $18.5 million related to customer churn and down-sell.
Other revenue

	Three Months Ended September 30,				Six Months Ended September 30,
(In thousands, except percentages)	2026	2025	Change		2026	2025	Change
Other revenue	$4,217	$5,001	$(784)	(15.7)%	$9,041	$10,054	$(1,013)	(10.1)%
Percentage of total revenue	2.2%	2.7%			2.4%	2.8%
Three Months Ended
Other revenue decreased by $0.8 million, or 15.7%, for the three months ended September 30, 2026, compared to the three months ended September 30, 2025, primarily due to a decrease in professional service revenue of $0.8 million.
Six Months Ended
Other revenue decreased by $1.0 million, or 10.1%, for the six months ended September 30, 2026, compared to the six months ended September 30, 2025, due to a decrease in professional service revenue of $1.5 million, partially offset by an increase in product revenue of $0.5 million.
Cost of Revenue
Cost of service revenue

	Three Months Ended September 30,				Six Months Ended September 30,
(In thousands, except percentages)	2026	2025	Change		2026	2025	Change
Cost of service revenue	$71,093	$57,699	$13,394	23.2%	$138,728	$111,521	$27,207	24.4%
Percentage of service revenue	37.9%	32.2%			37.2%	31.4%

Three Months Ended
Cost of service revenue increased by $13.4 million, or 23.2%, for the three months ended September 30, 2026, compared to the three months ended September 30, 2025, primarily due to an increase of $14.3 million in network and carrier service provider costs to deliver our platform usage services and support our capacity needs. This increase was partially offset by decreases of $0.7 million in depreciation and amortization of intangible assets and $0.2 million in amortization of capitalized software.
Six Months Ended
Cost of service revenue increased by $27.2 million, or 24.4%, for the six months ended September 30, 2026, compared to the six months ended September 30, 2025, primarily due to an increase of $30.5 million in network and carrier service provider costs to deliver our platform usage services and support our capacity needs. This increase was partially offset by decreases of $1.8 million in salaries, benefits and consulting costs, $1.0 million in depreciation and amortization of intangible assets, and $0.5 million in amortization of capitalized software.
Cost of other revenue

	Three Months Ended September 30,				Six Months Ended September 30,
(In thousands, except percentages)	2026	2025	Change		2026	2025	Change
Cost of other revenue	$6,344	$7,056	$(712)	(10.1)%	$12,508	$14,155	$(1,647)	(11.6)%
Percentage of other revenue	150.4%	141.1%			138.3%	140.8%
Three Months Ended
Cost of other revenue decreased by $0.7 million, or 10.1%, for the three months ended September 30, 2026, compared to the three months ended September 30, 2025, primarily due to decreases in salaries, benefits, and consulting costs to deliver our professional services.
Six Months Ended
Cost of other revenue decreased by $1.6 million, or 11.6%, for the six months ended September 30, 2026, compared to the six months ended September 30, 2025, primarily due to decreases in salaries, benefits, and consulting costs to deliver our professional services.
Gross Profit

	Three Months Ended September 30,				Six Months Ended September 30,
(In thousands, except percentages)	2026	2025	Change		2026	2025	Change
Gross profit	$114,564	$119,340	$(4,776)	(4.0)%	$230,935	$239,780	$(8,845)	(3.7)%
Percentage of total revenue	59.7%	64.8%			60.4%	65.6%
Three Months Ended
Gross profit decreased by $4.8 million, or 4.0%, for the three months ended September 30, 2026, compared to the three months ended September 30, 2025, driven by the shift in revenue mix toward usage-based offerings, as growth in cost of service revenue outpaced service revenue growth. Generally, usage-based offerings generate higher network and carrier service provider costs per dollar of revenue relative to our subscription-based offerings, resulting in lower gross margin.
Six Months Ended
Gross profit decreased by $8.8 million, or 3.7%, for the six months ended September 30, 2026, compared to the six months ended September 30, 2025, driven by the shift in revenue mix toward usage-based offerings, as growth in cost of service revenue outpaced service revenue growth. Generally, usage-based offerings generate higher network and carrier service provider costs per dollar of revenue relative to our subscription-based offerings, resulting in lower gross margin.

Research and development

	Three Months Ended September 30,				Six Months Ended September 30,
(In thousands, except percentages)	2026	2025	Change		2026	2025	Change
Research and development	$27,570	$27,918	$(348)	(1.2)%	$55,976	$56,282	$(306)	(0.5)%
Percentage of total revenue	14.4%	15.2%			14.6%	15.4%
Three Months Ended
Research and development expenses decreased by $0.3 million, or 1.2%, for the three months ended September 30, 2026, compared to the three months ended September 30, 2025, primarily due to decreases of $2.7 million in combined salaries, benefits, and consulting costs necessary to conduct our product, platform development and engineering efforts and $0.3 million in stock-based compensation. These decreases were partially offset by lower capitalization of internally-developed software of $1.2 million, an increase of $1.2 million in other costs necessary to conduct our research and development activities, and a $0.3 million increase in amortization of intangible assets.
Six Months Ended
Research and development expenses decreased by $0.3 million, or 0.5%, for the six months ended September 30, 2026, compared to the six months ended September 30, 2025, primarily due to decreases of $5.2 million in combined salaries, benefits, and consulting costs necessary to conduct our product, platform development and engineering efforts and $0.8 million in stock-based compensation. These decreases were partially offset by lower capitalization of internally-developed software and an increase in other costs necessary to conduct our research and development activities of $4.5 million, a $0.6 million increase in amortization of capitalized software placed into service in prior periods, and a $0.6 million increase in amortization of intangible assets.
Sales and marketing

	Three Months Ended September 30,				Six Months Ended September 30,
(In thousands, except percentages)	2026	2025	Change		2026	2025	Change
Sales and marketing	$56,146	$63,835	$(7,689)	(12.0)%	$114,896	$132,019	$(17,123)	(13.0)%
Percentage of total revenue	29.2%	34.7%			30.1%	36.1%
Three Months Ended
Sales and marketing expenses decreased by $7.7 million, or 12.0%, for the three months ended September 30, 2026, compared to the three months ended September 30, 2025, primarily due to decreases of $3.7 million in salaries, benefits, and consulting costs, $2.5 million in channel commissions and amortization of deferred contract acquisition costs, $1.1 million in paid media and other marketing services costs, and $0.4 million in stock-based compensation expense.
Six Months Ended
Sales and marketing expenses decreased by $17.1 million, or 13.0%, for the six months ended September 30, 2026, compared to the six months ended September 30, 2025, primarily due to decreases of $7.8 million in salaries, benefits, and consulting costs, $6.0 million in channel commissions and amortization of deferred contract acquisition costs, $2.0 million in paid media and other marketing services costs, and $1.3 million in stock-based compensation expense.
General and administrative

	Three Months Ended September 30,				Six Months Ended September 30,
(In thousands, except percentages)	2026	2025	Change		2026	2025	Change
General and administrative	$20,983	$22,238	$(1,255)	(5.6)%	$45,819	$45,565	$254	0.6%
Percentage of total revenue	10.9%	12.1%			12.0%	12.5%

Three Months Ended
General and administrative expenses decreased by $1.3 million, or 5.6%, for the three months ended September 30, 2026, compared to the three months ended September 30, 2025, primarily due to decreases of $0.8 million in transaction-related and general corporate costs, $0.7 million in personnel and consulting costs, and $0.4 million in stock-based compensation. These decreases were partially offset by increases of $0.4 million in legal and regulatory costs and $0.2 million in facilities costs.
Six Months Ended
General and administrative expenses increased by $0.3 million, or 0.6%, for the six months ended September 30, 2026, compared to the six months ended September 30, 2025, primarily due to increases of $1.7 million in transaction-related and general corporate costs and $0.2 million in facilities costs. These increases were partially offset by decreases of $1.3 million in stock-based compensation and $0.3 million in personnel and consulting costs.
Impairment of long-lived assets

	Three Months Ended September 30,				Six Months Ended September 30,
(In thousands, except percentages)	2026	2025	Change		2026	2025	Change
Impairment of long-lived assets	$2,933	$—	$2,933	N/M	$2,933	$—	$2,933	N/M
Percentage of total revenue	1.5%	—%			0.8%	—%
Three and Six Months Ended
Impairment of long-lived assets increased by $2.9 million for the three and six months ended September 30, 2026, compared to the three and six months ended September 30, 2025. During the second quarter of fiscal 2027, we partially ceased use of office space at the Company's Headquarters. We reviewed the recoverability of the related right-of-use asset and determined this event represented an impairment indicator, because it indicated the carrying value of the right-of-use asset may not be recoverable. In connection with the partial cease-use of the Company's Headquarters, we recorded an impairment charge of $2.9 million, as the carrying amount of the right-of-use asset exceeded its fair value based on our estimate of future discounted cash flows related to the leased facility. During the three and six months ended September 30, 2026, the non-cash charge of $2.9 million was recorded as an impairment of long-lived assets on the condensed consolidated statements of operations and comprehensive income (loss).
Interest expense

	Three Months Ended September 30,				Six Months Ended September 30,
(In thousands, except percentages)	2026	2025	Change		2026	2025	Change
Interest expense	$(4,207)	$(4,842)	$635	(13.1)%	$(8,386)	$(8,810)	$424	(4.8)%
Percentage of total revenue	(2.2)%	(2.6)%			(2.2)%	(2.4)%
Three Months Ended
Interest expense decreased by $0.6 million, or 13.1%, for the three months ended September 30, 2026, compared to the three months ended September 30, 2025, primarily from reduced debt interest due to a lower interest rate and principal balance on the 2024 Term Loan. See Note 8, Convertible Senior Notes and Term Loan, for further details.
Six Months Ended
Interest expense decreased by $0.4 million, or 4.8%, for the six months ended September 30, 2026, compared to the six months ended September 30, 2025, primarily due to reduced debt interest resulting from a lower interest rate and principal balance on the 2024 Term Loan. This decrease was partially offset by lower capitalized interest related to property and equipment from general borrowing costs recorded in fiscal 2026.

Other income (expense), net

	Three Months Ended September 30,				Six Months Ended September 30,
(In thousands, except percentages)	2026	2025	Change		2026	2025	Change
Other income (expense), net	$1,107	$468	$639	136.5%	$699	$832	$(133)	(16.0)%
Percentage of total revenue	0.6%	0.3%			0.2%	0.2%
Three Months Ended
Other income (expense) increased by $0.6 million during the three months ended September 30, 2026, compared to the three months ended September 30, 2025, primarily due to increases of $0.5 million in miscellaneous other income and $0.1 million in foreign exchange gains.
Six Months Ended
Other income (expense) decreased by $0.1 million during the six months ended September 30, 2026, compared to the six months ended September 30, 2025, primarily due to an increase of $0.6 million in foreign exchange losses and a reduced gain of $0.2 million on the remeasurement of the Warrants issued in connection with the 2022 Term Loan. These decreases in other income (expense) were partially offset by increases of $0.6 million in miscellaneous other income and $0.1 million in interest income.
Provision for income taxes

	Three Months Ended September 30,				Six Months Ended September 30,
(In thousands, except percentages)	2026	2025	Change		2026	2025	Change
Provision for income taxes	$444	$208	$236	113.5%	$1,436	$1,484	$(48)	(3.2)%
Percentage of total revenue	0.2%	0.1%			0.4%	0.4%
Three Months Ended
Provision for income taxes increased by $0.2 million for the three months ended September 30, 2026, compared to the three months ended September 30, 2025, primarily due to increases of $0.4 million in foreign tax expense and $0.2 million in federal tax expense, which were partially offset by a $0.4 million reduction in unrecognized tax benefit.
Six Months Ended
Provision for income taxes was relatively flat for the six months ended September 30, 2026, compared to the six months ended September 30, 2025, due to increases of $0.3 million in foreign tax expense and $0.1 million in federal tax expense, which were partially offset by a $0.4 million reduction in unrecognized tax benefit.
Liquidity and Capital Resources
We believe that our existing cash, cash equivalents and our anticipated cash flows from operations will be sufficient to meet our working capital, expenditure, and contractual obligation requirements for a minimum of the next twelve months and the foreseeable future. Although we believe we have adequate sources of liquidity for at least the next twelve months and the foreseeable future, the success of our operations, the global economic outlook, and the pace of growth in our markets could impact our business and liquidity.
As of September 30, 2026, the remaining $107.5 million outstanding principal balance of the 2024 Term Loan has been classified as a current liability on our condensed consolidated balance sheets, as the final maturity date is August 15, 2027, which falls within twelve months of the balance sheet date. Management has evaluated our liquidity position and concluded that our existing cash and cash equivalents, together with anticipated cash flows from operations, are sufficient to repay the 2024 Term Loan at maturity. We are pursuing debt refinancing options for all debt instruments prior to their maturity.

Cash and Cash Equivalents
The following is a summary of our cash and cash equivalents (in thousands):

	September 30, 2026	March 31, 2026
Cash and cash equivalents	$101,708	$93,260
Restricted cash, current[1]	893	1,702
Total	$102,601	$94,962
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
As of September 30, 2026, we are not party to any off-balance sheet arrangements that have had or are reasonably likely to have a current or future material effect on our financial condition, results of operations, liquidity, capital expenditures, or capital resources. Significant cash requirements for the fiscal year include our operating lease obligations, principal and interest payments related to our debt obligations, and operating and capital purchase commitments. For information regarding our expected cash requirements and timing of payments related to leases and noncancelable purchase commitments, see Note 6, Leases, and Note 7, Commitments and Contingencies, respectively, to the condensed consolidated financial statements. Additionally, refer to Note 8, Convertible Senior Notes and Term Loan, to the condensed consolidated financial statements for more information related to our debt obligations.
Our outstanding 2024 Term Loan allows for voluntary prepayments. In order to reduce future cash interest payments, as well as future amounts due at maturity or upon redemption, we may, from time to time, make prepayments. We evaluate opportunities for stock repurchases, and may utilize cash and cash equivalents to repurchase shares under the 2017 Repurchase Plan. During the six months ended September 30, 2025, we repurchased 1.0 million shares of common stock in the open market for approximately $1.8 million at an average price of $1.83 per share. For more information, see Note 9, Stock-Based Compensation and Stockholders' Equity.
As of September 30, 2026, our 2028 Notes were trading at a discount to their principal amount. We may seek to retire, refinance or purchase our outstanding debt through open-market purchases, privately negotiated transactions or otherwise, which may have an impact on our liquidity requirements. Any such transactions will be dependent upon several factors, including our liquidity requirements, contractual restrictions, prevailing market conditions, and other factors. Whether or not we engage in any such transactions will be determined at our discretion. For historical debt payments, see Note 8, Convertible Senior Notes and Term Loan.
Cash Flows
The following is a summary of our cash flows provided by (used in) operating, investing and financing activities (in thousands):

	Six Months Ended September 30,
	2026	2025
Net cash provided by operating activities	$30,093	$20,708
Net cash used in investing activities	(5,600)	(8,659)
Net cash used in financing activities	(16,135)	(26,659)
Effect of exchange rate changes on cash	(719)	1,970
Net increase (decrease) in cash, cash equivalents and restricted cash	$7,639	$(12,640)
Cash provided by operating activities increased by $9.4 million to $30.1 million for the six months ended September 30, 2026, primarily driven by an increase in cash collected from customers and a decrease in cash paid to vendors, employees and interest on outstanding debt. Cash used in investing activities decreased by $3.1 million to $5.6 million for the six months ended September 30, 2026, primarily due to decreases in capitalized internal-use software costs and purchases of property and equipment. Cash used in financing activities decreased by $10.5 million to $16.1 million for the six months ended September 30, 2026, mainly due to a decrease in the repayment of principal on the 2024 Term Loan and no common stock repurchases for such period, partially offset by an increase in payments for other financing activities.
Debt Obligations
See Note 8, Convertible Senior Notes and Term Loan, in the unaudited condensed consolidated financial statements included elsewhere in this Quarterly Report for information regarding our debt obligations.
1 Restricted cash is related to accrued holdbacks for business combinations.

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
The 2024 Term Loan bears interest at an annual rate equal to the Term SOFR, plus a margin of either 2.50%, 2.75% or 3.00% based on the consolidated total net leverage ratio of the Company and its subsidiaries. The initial margin was 3.00% for the fiscal quarter ending September 30, 2024 and remained 3.00% as of September 30, 2026. We have the option to pay interest monthly, quarterly, or semi-annually. During the three months ended September 30, 2026, we elected monthly interest payment terms which resulted in cash payments of $1.8 million. For the three months ending December 31, 2026, we have elected monthly interest payment terms, which will result in cash payments of approximately $1.7 million. As of September 30, 2026, the debt issuance costs were amortized to interest expense over the term of the 2024 Term Loan at an effective interest rate of 8.61%.
Under the terms of the 2024 Credit Agreement, we have the right to prepay the 2024 Term Loan at any time without any premium or penalty. We completed three principal repayments of the 2024 Term Loan during fiscal 2026 for a total of $30.0 million in aggregate principal amount. We completed one principal repayment of the 2024 Term Loan during the six months ended September 30, 2026 for $14.5 million in aggregate principal amount.
As of September 30, 2026, the scheduled minimum principal repayments are $25.0 million in fiscal 2027 (consisting of $12.5 million on each of December 31, 2026 and March 31, 2027) and $82.5 million in fiscal 2028 (consisting of $12.5 million on June 30, 2027 and $70.0 million due upon maturity on August 15, 2027). As of September 30, 2026, we have paid $22.5 million, $37.5 million, $22.5 million, and $10.0 million of the originally scheduled principal repayments due in fiscal 2025, 2026, 2027, and 2028 respectively, and the remaining principal amount of the 2024 Term Loan after the payments is $107.5 million.
On October 9, 2026, we paid the $12.5 million short-term principal payment due December 2026 under the 2024 Term Loan, reducing the remaining principal balance to $95.0 million. We have $12.5 million of mandatory principal payments remaining due for fiscal 2027, and the next quarterly payment is due on March 31, 2027. See Note 12, Subsequent Events, for more information.
Material Cash Requirements and Other Obligations

As of March 31, 2026, our material cash requirements and other obligations were $69.6 million. During the fiscal year ended March 31, 2026, we increased our noncancelable three-year hosting service contract commitment from $24.1 million to $54.0 million. Under this agreement, $3.4 million remains due in fiscal 2027 and $10.0 million will be due in fiscal 2028.
During the six months ended September 30, 2026, we entered into a $74.0 million noncancelable five-year hosting service contract with a cloud service provider. Under this agreement, $2.0 million has been paid as of September 30, 2026, $6.1 million remains due during fiscal 2027, $13.9 million will be due during fiscal 2028, $15.8 million will be due during fiscal 2029 and $36.2 million will be due for the remaining contractual term. For information regarding our material cash requirements and other obligations, see Item 7, "Management's Discussion and Analysis" in the Form 10-K.
During the six months ended September 30, 2026, we reduced the 2024 Term Loan contractual principal by $14.5 million to $107.5 million. See Note 8, Convertible Senior Notes and Term Loan, for further details.

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
Our condensed consolidated financial statements are prepared in accordance with U.S. generally accepted accounting principles ("U.S. GAAP"). See Note 1, The Company and Significant Accounting Policies, in the notes to the unaudited condensed consolidated financial statements included in this Quarterly Report, which describes the significant accounting policies and methods used in the preparation of our condensed consolidated financial statements. There have been no significant changes during the six months ended September 30, 2026 to our critical accounting policies and estimates previously disclosed in the Form 10-K.
ITEM 3. Quantitative and Qualitative Disclosures About Market Risk
There have been no material changes in our exposures to market risk since March 31, 2026. For details on the Company’s interest rate and foreign currency exchange risks, see “Quantitative and Qualitative Disclosures About Market Risk” in Part II, Item 7A of the Form 10-K.
ITEM 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our Chief Executive Officer ("CEO") and Chief Financial Officer ("CFO"), has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) as of September 30, 2026. Based on this evaluation, our CEO and CFO concluded that, as of September 30, 2026, our disclosure controls and procedures were effective at a reasonable assurance level to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms.
Changes in Internal Control Over Financial Reporting
During the three months ended September 30, 2026, there was no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
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
ITEM 1A. Risk Factors
Investing in our securities involves risk. Prior to making a decision about investing in our securities, you should carefully consider the risk factors related to our business and operations described in Part I, Item 1A of the Form 10-K under the heading “Risk Factors,” together with all of the other information contained or incorporated by reference in this Quarterly Report. Additional risks and uncertainties not presently known to us or that we currently deem immaterial may also affect our operations.
Except as set forth below, there have been no material changes to the risk factors previously disclosed in our Annual Report on Form 10-K for the fiscal year ended March 31, 2026.
Refinancing our 2024 Term Loan and our 2028 Notes before their maturities is likely to be more expensive than our current interest expense and we may not be able to refinance such debt on acceptable terms, or at all, and the concentration of those maturities within a short period could materially and adversely affect our liquidity and financial condition.
Our 2024 Term Loan matures on August 15, 2027 and our 2028 Notes mature on February 1, 2028. As of September 30, 2026, $107.5 million of principal was outstanding under the 2024 Term Loan, all of which is classified as a current liability on our balance sheet, and $201.9 million aggregate principal amount of the 2028 Notes was outstanding. Following a $12.5 million principal payment on October 9, 2026, $95.0 million remains outstanding under the 2024 Term Loan. Accordingly, based on principal currently outstanding, approximately $297 million of indebtedness is scheduled to mature between March 2027 and February 2028, including approximately $272 million that matures within a period of approximately six months beginning in August 2027. As of September 30, 2026, our cash and cash equivalents balance was $101.7 million, before giving effect to the October 2026 principal payment. Barring an increase in the price per share of our common stock such that the 2028 Notes would be convertible into shares, we do not expect that our cash, cash equivalents and anticipated cash flows from operations will be sufficient to repay both instruments at maturity without a refinancing or other capital-raising transaction.
We are pursuing a refinancing of our debt structure, including the 2024 Term Loan and the 2028 Notes. There can be no assurance that we will be able to complete a refinancing on acceptable terms, on our anticipated timeline, or at all. Our ability to do so will depend on factors, many of which are outside our control, including conditions in the credit and capital markets, interest rates, our operating performance and credit profile, the trading price of our common stock and of the 2028 Notes, and the willingness of lenders and investors to extend credit to companies in our industry and of our size. Any refinancing is likely to be at a higher interest rate than our existing debt, may contain more restrictive covenants, may require additional collateral or guarantees, or may include equity or equity-linked securities, which could dilute our existing stockholders. Repurchasing or exchanging the 2028 Notes before maturity may also require us to pay a premium or incur other costs, and could result in a loss on extinguishment of debt or induced conversion expense.
If we are unable to refinance the 2024 Term Loan before its maturity, we intend to repay it with cash on hand and cash generated from operations, which would substantially reduce our liquidity and the funds available for operations, investment and other corporate purposes, and would leave us dependent on a subsequent transaction to repay the 2028 Notes in February 2028. If we are unable to refinance or repay our indebtedness as it matures, we could default under the 2024 Credit Agreement or the indenture governing the 2028 Notes, which could result in acceleration of that indebtedness and cross-defaults under our other agreements. Management evaluates our ability to continue as a going concern in each interim and annual reporting period, considering conditions and events within one year after the financial statements are issued. If a refinancing has not been completed, the 2028 Notes maturity is expected to fall within that period beginning with our report for the quarter ending December 31, 2026. Accordingly, management will be required to evaluate whether that maturity raises substantial doubt about our ability to continue as a going concern, and any such conclusion or related disclosure could adversely affect our stock price, our relationships with customers, partners and suppliers, and our ability to complete a refinancing on acceptable terms.

ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds
(a) Unregistered Sales of Equity Securities
None.
(b) Use of Proceeds from Registered Securities
None.
(c) Issuer Purchases of Equity Securities
None.
ITEM 3. Defaults Upon Senior Securities
None.
ITEM 4. Mine Safety Disclosures
Not applicable.
ITEM 5. Other Information
None of the Company's directors and officers (as defined in Rule 16a-1(f) under the Exchange Act) adopted or terminated a Rule 10b5-1 trading arrangement (as defined in Item 408(c) of Regulation S-K) during the three months ended September 30, 2026, except as noted below:
Kevin Kraus, our Chief Financial Officer and a Section 16 officer, adopted a Rule 10b5-1 Trading Plan on August 24, 2026, intended to satisfy the affirmative defense of Rule 10b5-1(c) under the Exchange Act. Mr. Kraus’s Rule 10b5-1 Trading Plan provides for the potential sale of up to 24,000 shares of the Company’s common stock, plus an additional number of shares that Mr. Kraus may receive in connection with his participation in the ESPP. The exact number of these additional shares can only be determined upon the future purchase of shares under the ESPP. The plan is scheduled to expire on November 23, 2027.
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

ITEM 6. Exhibits

Incorporated by Reference
Exhibit Number	Exhibit Description	Company Form	Filing Date	Exhibit Number	Filed Herewith
3.1	Certificate of Amendment to the Restated Certificate of Incorporation of 8x8, Inc., dated as of July 12, 2022	8-K	7/13/2022	3.1
3.2	Amended and Restated By-Laws of 8x8, Inc.	8-K	7/28/2015	3.2
10.1	8x8, Inc. Amended and Restated 2022 Equity Incentive Plan	10-Q	8/5/2026	10.1
10.2	8x8, Inc. Amended and Restated 2017 New Employee Inducement Incentive Plan				X
31.1	Certification of Chief Executive Officer of the Registrant pursuant to Rule 13a-14				X
31.2	Certification of Chief Financial Officer of the Registrant pursuant to Rule 13a-14				X
32.1	Certification of Chief Executive Officer of the Registrant pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002				X
32.2	Certification of Chief Financial Officer of the Registrant pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002				X
101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.				X
101.SCH	Inline XBRL Taxonomy Schema Document				X
101.CAL	Inline XBRL Taxonomy Calculation Linkbase Document				X
101.DEF	Inline XBRL Taxonomy Definition Linkbase Document				X
101.LAB	Inline XBRL Taxonomy Labels Linkbase Document				X
101.PRE	Inline XBRL Taxonomy Presentation Linkbase Document				X
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)				X

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant, 8x8, Inc., a Delaware corporation, has duly caused this Quarterly Report on Form 10-Q to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Campbell, State of California, on November 5, 2026.

8x8, Inc.

/s/ Colleen Martin-Garcia
Colleen Martin-Garcia
Chief Accounting Officer
(Principal Accounting Officer and Duly Authorized Officer)